Form 10-Q
period 2016-03-31
Manitowoc Foodservice, Inc.
filed 2016-05-16
CIK 1650962

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2016, the most recent practicable date, was 137,016,712.
DOCUMENTS INCORPORATED BY REFERENCE

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

MANITOWOC FOODSERVICE, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Operations
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
Millions of dollars, except per share data	2016	2015
Net sales	$325.5	$345.4
Cost of sales	207.9	238.8
Gross profit	117.6	106.6
Selling, general and administrative expenses	71.8	82.4
Amortization expense	7.8	7.8
Separation expense	3.0	—
Restructuring expense	1.3	0.7
Earnings before interest and taxes	33.7	15.7
Interest expense	(8.5)	(0.3)
Interest (expense) income on notes with MTW - net	(0.1)	4.7
Other (expense) income - net	(2.4)	0.4
Earnings from operations before income taxes	22.7	20.5
Income taxes	4.6	6.5
Net earnings	$18.1	$14.0
Per Share Data
Earnings per common share - Basic	$0.13	$0.10
Earnings per common share - Diluted	$0.13	$0.10
Weighted average shares outstanding - Basic	137,016,712	137,016,712
Weighted average shares outstanding - Diluted	138,564,299	137,016,712

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
Millions of dollars	2016	2015
Net earnings	$18.1	$14.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	17.2	(11.1)
Unrealized gain (loss) on derivatives, net of income taxes of $0.5 and $0.6, respectively	0.9	(1.7)
Employee pension and post-retirement benefits, net of income taxes of $5.9 and $0.0, respectively	(8.9)	1.7
Total other comprehensive income (loss), net of tax	9.2	(11.1)
Comprehensive income	$27.3	$2.9

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Balance Sheets
As of March 31, 2016 (Unaudited) and December 31, 2015

	March 31,	December 31,
Millions of dollars	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$54.6	$32.0
Restricted cash	0.3	0.6
Accounts receivable, less allowances of $4.2 and $4.0, respectively	88.9	63.8
Inventories — net	163.6	145.9
Prepaids and other current assets	13.7	10.3
Total current assets	321.1	252.6
Property, plant and equipment — net	116.3	116.4
Goodwill	846.2	845.8
Other intangible assets — net	513.5	519.6
Other non-current assets	22.1	15.9
Long-term assets held for sale	3.7	3.7
Total assets	$1,822.9	$1,754.0
Liabilities and Equity
Current Liabilities:
Accounts payable	$122.3	$129.0
Accrued expenses and other liabilities	138.7	157.6
Short-term borrowings	14.5	—
Current portion of long-term debt and capital leases	10.8	0.4
Product warranties	32.3	34.3
Total current liabilities	318.6	321.3
Long-term debt and capital leases	1,383.2	2.3
Deferred income taxes	154.2	167.9
Pension and postretirement health obligations	59.1	33.3
Other long-term liabilities	33.5	20.5
Total non-current liabilities	1,630.0	224.0
Commitments and contingencies (Note 13)
Total Equity:
Common stock (300,000,000 and 0 shares authorized, 137,016,712 shares and 0 shares issued and outstanding, respectively)	1.4	—
Additional paid-in capital (deficit)	(94.6)	—
Retained earnings	2.8	—
Net parent company investment	—	1,253.2
Accumulated other comprehensive income (loss)	(35.3)	(44.5)
Total equity	(125.7)	1,208.7
Total liabilities and equity	$1,822.9	$1,754.0

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
Millions of dollars	2016	2015
Cash Flows From Operations
Net earnings	$18.1	$14.0
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation	4.3	5.2
Amortization of intangible assets	7.8	7.8
Amortization of deferred financing fees	0.4	—
Deferred income taxes	(2.9)	2.8
Stock-based compensation expense	1.3	1.0
Loss on sale of property, plant, and equipment	0.1	—
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(8.4)	20.7
Inventories	(15.8)	(26.6)
Other assets	(8.3)	(2.4)
Accounts payable	(7.9)	(21.5)
Other current and long-term liabilities	(11.7)	(8.7)
Net cash used for operating activities	(23.0)	(7.7)
Cash Flows From Investing
Capital expenditures	(4.5)	(3.2)
Changes in restricted cash	0.3	(0.2)
Net cash used for investing activities	(4.2)	(3.4)
Cash Flows From Financing
Proceeds from long-term debt and capital leases	1,431.4	0.3
Repayments on long-term debt and capital leases	(0.2)	(0.3)
Debt issuance costs	(40.6)	—
Changes in short-term borrowings	14.5	—
Dividend paid to MTW	(1,362.0)	—
Net transactions with MTW	6.1	11.7
Exercises of stock options	0.1	—
Net cash provided by financing activities	49.3	11.7
Effect of exchange rate changes on cash	0.5	(1.0)
Net increase (decrease) in cash and cash equivalents	22.6	(0.4)
Balance at beginning of period	32.0	16.5
Balance at end of period	$54.6	$16.1

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Notes to Unaudited Consolidated (Condensed) Financial Statements
For the Three Months Ended March 31, 2016, and 2015 (Unaudited)
1. Description of the Business and Basis of Presentation
The Spin-Off

On January 29, 2015, The Manitowoc Company, Inc. (“MTW”) announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW’s shareholders on a pro rata basis, and MFS became an independent publicly traded company (the “Distribution”). As used in this Quarterly Report on Form 10-Q, “Spin-Off” refers to both the above described internal reorganization and Distribution, collectively.

In these consolidated (condensed) financial statements, unless the context otherwise requires:

•
"MFS" and the "Company" refer to Manitowoc Foodservice, Inc. and its consolidated (condensed) subsidiaries, after giving effect to the internal reorganization and the distribution, or, in the case of information as of dates or for periods prior to its separation from MTW, the combined entities of the Foodservice business, and certain other assets and liabilities that were historically held at the MTW corporate level, but were specifically identifiable and attributable to the Foodservice business; and

•	"MTW" refers to The Manitowoc Company, Inc. and its consolidated subsidiaries, other than, for all periods following the Spin-Off, MFS.

•	"Spin-Off" refers to both the above described internal reorganization and distribution, collectively.

Description of the Business
MFS is among the world’s most preferred and innovative commercial foodservice equipment companies. It designs, manufactures, and services an integrated portfolio of hot and cold category products. It has one of the industry’s broadest portfolios of products that create optimal value for its channel partners while delivering superior performance, quality, reliability, and durability for its customers. The Company's capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company supplies foodservice equipment to commercial and institutional foodservice operators such as full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.
Basis of Presentation
The accompanying unaudited consolidated (condensed) financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include the accounts of MFS and its subsidiaries. All intercompany balances and transactions related to MFS and its affiliates have been eliminated.
During the periods presented prior to the Spin-Off on March 4, 2016, the Company's financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. MFS functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for MFS. Therefore, certain costs related to MFS have been allocated from MTW for the portion of the three months ended March 31, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the three months ended March 31, 2015. These allocated costs are primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) share-based compensation, and 4) certain administrative functions, which are not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures the Company determined as reasonable.
Management of the Company believes the assumptions underlying the unaudited consolidated (condensed) financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the accompanying unaudited consolidated (condensed) financial statements may not be indicative of the Company's future performance, and do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position, and cash flows had the Company been a standalone company during the entirety of the periods presented.

Accounting Policies
In the opinion of management, the accompanying unaudited consolidated (condensed) financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2016 and 2015, the cash flows for the same three-month periods, and the balance sheet at March 31, 2016 and December 31, 2015, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2015. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated (condensed) financial statements included herein are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Company’s latest annual report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Recent Accounting Changes and Pronouncements
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Stock Compensation (Topic 718)” which simplifies several aspects of the accounting for share-based payment award transactions. This ASU requires that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit on the income statement. The excess tax items should be classified with other income tax cash flows as an operating activity. This ASU also allows an entity to account for forfeitures when they occur rather than the current U.S. GAAP practice where an entity makes an entity-wide accounting policy election to estimate the number of awards that are expected to vest. This ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
On February 25, 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Subtopic 740-10)." ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company early adopted this ASU on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments." The amendments in this ASU require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated (condensed) financial statements.
In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. With the issuance of ASU 2015-15, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this accounting guidance in the first quarter of fiscal year 2016 and its impact is presented in the consolidated (condensed) financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out basis (FIFO). Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out basis (LIFO). The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification ("ASC") Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, “"Consolidation (Topic 820)—Amendments to the Consolidation Analysis." This ASU amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items." This update eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern." This update provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective in the first annual period ending after December 15, 2016, with early adoption permitted. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU provides a principles-based approach to revenue recognition to record the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as finalized by the FASB in August 2015 in ASU 2015-14), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date—the first interim period within fiscal years beginning after December 15, 2016. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

2. Fair Value of Financial Instruments
The following tables set forth financial assets and liabilities which were attributable to the Company and were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$—	$—	$—
Total current assets at fair value	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Current Liabilities:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Commodity contracts	—	1.5	—	1.5
Total current liabilities at fair value	$—	$1.6	$—	$1.6
Non-current Liabilities:
Commodity contracts	$—	$0.1	$—	$0.1
Total non-current liabilities at fair value	$—	$0.1	$—	$0.1
Total liabilities at fair value	$—	$1.7	$—	$1.7

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$—	$—	$—
Total current assets at fair value	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Current Liabilities:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Commodity contracts	—	3.1	—	3.1
Total current liabilities at fair value	$—	$3.2	$—	$3.2
Non-current Liabilities:
Commodity contracts	$—	$0.4	$—	$0.4
Total non-current liabilities at fair value	$—	$0.4	$—	$0.4
Total liabilities at fair value	$—	$3.6	$—	$3.6
The fair value of the Company’s 9.50% Senior Notes due 2024 and Term Loan B under its credit facility was approximately $460.3 million and $976.2 million, respectively, as of March 31, 2016. Neither the Senior Notes nor Term Loan B existed as of December 31, 2015. See Note 9, “Debt,” for a description of the debt instruments and their related carrying values.
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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its Senior Notes and Term Loan based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and deferred purchase price notes on receivables sold (see Note 8, “Accounts Receivable Securitization”), approximate fair value, without being discounted as of March 31, 2016 and December 31, 2015 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, and commodity prices, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange and commodity contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2.
3. Derivative Financial Instruments
The Company uses derivative instruments to manage business risk exposures that have been identified through the risk identification and measurement process, provided they clearly qualify as “hedging” activities as defined in its risk policy. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for speculative or trading purposes.
The primary risks the Company manages using derivative instruments are commodity price risk and foreign currency exchange risk. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process. The Company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.
The Company designates commodity swaps and foreign currency exchange contracts as cash flow hedges of forecasted purchases of commodities and currencies.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months the Company estimates $0.8 million of unrealized loss, net of tax, related to commodity price and currency rate hedging will be reclassified from other comprehensive (loss) income into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and twenty-four months, respectively, depending on the type of risk being hedged.
For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within other (expense) income, net in the combined statement of operations.
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying combined balance sheet as of March 31, 2016 and December 31, 2015 are included within accounts payable and accrued expenses and other non-current liabilities and were not material in the periods presented.
4. Inventories
The components of inventories at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
(in millions)	2016	2015
Inventories — gross:
Raw materials	$72.5	$70.7
Work-in-process	21.7	18.7
Finished goods	98.2	83.4
Total inventories — gross	192.4	172.8
Excess and obsolete inventory reserve	(25.4)	(23.5)
Net inventories at FIFO cost	167.0	149.3
Excess of FIFO costs over LIFO value	(3.4)	(3.4)
Inventories — net	$163.6	$145.9

5. Property, Plant and Equipment
The components of property, plant and equipment at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
(in millions)	2016	2015
Land	$7.3	$7.3
Building and improvements	94.9	94.3
Machinery, equipment and tooling	214.2	216.0
Furniture and fixtures	6.2	6.2
Computer hardware and software	52.5	51.2
Construction in progress	12.0	9.8
Total cost	387.1	384.8
Less accumulated depreciation	(270.8)	(268.4)
Property, plant and equipment - net	$116.3	$116.4
6. Goodwill and Other Intangible Assets
The Company has three reportable segments: Americas, EMEA, and APAC. The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the commonwealth of independent states. The APAC segment is principally comprised of markets in China, Singapore, Australia, India, Malaysia, Indonesia, Thailand and Philippines. The changes in the carrying amount of goodwill by reportable segment for three months ended March 31, 2016, were as follows:

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2015	$832.6	$4.8	$8.4	$845.8
Foreign currency impact	—	0.2	0.2	0.4
Balance as of March 31, 2016	$832.6	$5.0	$8.6	$846.2
The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles - Goodwill and Other.” The Company performs an annual impairment test or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests its reporting units and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2015, the Company performed the annual impairment test for its reporting units, which were Americas, EMEA, and APAC, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated.
The gross carrying amount and accumulated amortization of MFS’ intangible assets other than goodwill are as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$176.3	$—	$176.3	$175.1	$—	$175.1
Customer relationships	415.3	(155.7)	259.6	415.2	(150.4)	264.8
Patents	1.7	(1.7)	—	1.7	(1.6)	0.1
Other intangibles	144.2	(66.6)	77.6	143.2	(63.6)	79.6
Total	$737.5	$(224.0)	$513.5	$735.2	$(215.6)	$519.6
Amortization expense for the three months ended March 31, 2016 and 2015 was $7.8 million and $7.8 million, respectively.

7. Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and Accrued expenses and other liabilities at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
(in millions)	2016	2015
Accounts payable:
Trade accounts payable and interest payable	$114.5	$121.7
Income taxes payable	7.8	7.3
Total accounts payable	$122.3	$129.0
Accrued expenses and other liabilities:
Employee related expenses	$31.3	$24.5
Restructuring expenses	5.1	16.8
Profit sharing and incentives	6.6	3.9
Accrued rebates	39.1	51.6
Deferred revenue - current	3.8	3.8
Dividend payable to MTW	—	10.2
Customer advances	5.4	2.9
Product liability	2.8	2.6
Miscellaneous accrued expenses	44.6	41.3
Total accrued expenses and other liabilities	$138.7	$157.6
8. Accounts Receivable Securitization
Prior to the Spin-Off, the Company sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Cranes segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely MFS foreign entities and remitted all funds to MFS entities. The U.S. Seller entity remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to MFS subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to MFS, only the receivables which were transferred to the U.S. Seller but not sold are reflected in MFS' consolidated (condensed) balance sheet. A portion of the U.S. Seller’s historical expenses related to bond administration fees and settlement fees are allocated to MFS. As the Cayman Seller is directly attributable to MFS, the assets, liabilities, income and expenses of the Cayman Seller are included in MFS’ consolidated (condensed) statement of operations and balance sheet. The maximum commitment size of the historic MTW securitization facility was $185.0 million. MFS' cost of funds under the facility used a LIBOR index rate plus a 1.25% fixed spread.
On March 3, 2016, MFS entered into a new $110.0 million accounts receivable securitization program (the "2016 Securitization Facility") among the Cayman Seller, as seller, MFS, Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, Manitowoc Foodservice UK Limited, Manitowoc Foodservice Asia Pacific Private Limited, and the other persons from time to time party thereto, as servicers, with Wells Fargo Bank, National Association, as purchaser and agent, whereby MFS will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which entity in turn, will sell, convey, transfer and assign to a third-party financial institution (a “Purchaser”), all of the right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser will receive ownership of the pool of receivables. The Company, along with certain of its subsidiaries, act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio that are the same as the covenant ratios required per the 2016 Credit Agreement.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes recorded at March 31, 2016 and December 31, 2015 was $67.9 million and $48.4 million, respectively, and is included in accounts receivable in the accompanying unaudited condensed consolidated balance sheets.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $79.6 million at March 31, 2016 and $100.9 million at December 31, 2015. Of this decrease, approximately $15.9 million was attributable to the balance being allocated from MTW from a combined securitization facility on a carve out basis at December 31, 2015 as compared to the specific deferred purchase price notes on a standalone basis at March 31, 2016 and is reflected in Net Transactions with MTW in the Cash Flows from Financing section of the consolidated (condensed) statement of cash flows.
Transactions under the Prior Securitization Program were accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.” Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying unaudited condensed consolidated balance sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying condensed consolidated statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted above.
9. Debt
Outstanding debt at March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31,	December 31,
(in millions)	2016	2015
Revolving credit facility	$31.2	$—
Term Loan B	975.0	—
Senior Notes due 2024	425.0	—
Other	17.4	2.7
Total debt and capital leases including current portion	1,448.6	2.7
Less current portion and short-term borrowings	(25.3)	(0.4)
Less unamortized debt issuance costs	(40.1)	—
Total long-term debt and capital leases	$1,383.2	$2.3

On March 3, 2016, the Company incurred a total of approximately $1,400.0 million in new indebtedness, and had approximately an additional $225.0 million available under a senior secured revolving credit facility, limited by the amount of letters of credit outstanding at any given point of time. The outstanding indebtedness at March 31, 2016 consisted of a $975.0 million senior secured Term Loan B facility; $425.0 million aggregate principal amount of 9.5% senior notes due 2024, and $31.2 million outstanding under the senior secured revolving credit facility.
Senior Secured Credit Facilities
MFS entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement.
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of MFS, (i) LIBOR plus the applicable margin of approximately 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the credit agreement, to (ii) consolidated cash interest expense, (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) consolidated indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current covenant levels of the financial covenants under the Senior Secured Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
March 31, 2016	6.25:1.00	2.00:1.00
Obligations of the Company under the Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, and (iii) special purpose securitization vehicles).

There is a first priority perfected lien on substantially all of the assets and property of MFS and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing the obligations of the Company under the Revolving Facility and the Term Loan Facility are pari passu.
Senior Notes
The Company issued 9.5% senior notes due 2024 in an aggregate principal amount of $425.0 million (the "Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes were sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of MFS’ domestic restricted subsidiaries that is a borrower or guarantor under the Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations. The notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the notes at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

Year	Percentage
2019	107.1%
2020	104.8%
2021	102.4%
2022 and thereafter	100.0%
The Company must generally offer to repurchase all of the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.
As of March 31, 2016, the Company had outstanding $17.4 million of other indebtedness that has a weighted-average interest rate of approximately 2.63%.
As of March 31, 2016, the Company had $31.2 million of borrowings outstanding under the revolving facility. During the quarter ended March 31, 2016, the highest daily borrowing was $34.2 million and the average borrowing was $17.9 million, while the average interest rate was 4.6% per annum. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of March 31, 2016, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively, given the Company’s effective Consolidated Total Leverage Ratio for this period.
As of March 31, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facility and the 2024 Senior Notes. Based upon management’s current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent 12 months. As of March 31, 2016 the Company's Consolidated Total Leverage Ratio was 5.49:1, while the maximum ratio is 6.25:1 and its Consolidated Interest Coverage Ratio was 5.91:1, above the minimum ratio of 2.00:1.
10. Income Taxes
For the three months ended March 31, 2016, the Company recorded a $4.6 million income tax provision, compared to a $6.5 million income tax provision for the three months ended March 31, 2015. The decrease in the Company’s tax provision for the three months ended March 31, 2016, compared to the first quarter of 2015, resulted primarily from $2.9 million in tax-related out-of-period balance sheet adjustments related to the Spin-Off that were recognized as discrete adjustments in the income tax provision for the first quarter of 2016. The Company does not believe these adjustments are material to its consolidated (condensed) financial statements for the three months ended March 31, 2016, or its comparative annual or quarterly financial statements.
The Company's effective tax rate varies from the 35% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate. Foreign earnings are generated from operations in the three reportable segments of Americas, EMEA, and APAC.
The Company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision, and could have a material effect on operating results.
The Company's unrecognized tax benefits, including interest and penalties, were $12.5 million and $16.6 million amount as of March 31, 2016 and December 31, 2015, respectively. The decrease for the three months ended March 31, 2016 related to the portion of the unrecognized tax benefits allocable to the Company that were included in equity. During the next twelve months, it is reasonably possible that $0.7 million of the unrecognized tax benefits, if recognized, would affect the relevant effective tax rate.

17

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2016, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
11. Equity
On March 4, 2016, MTW distributed 137.0 million shares of MFS common stock to MTW’s shareholders on a pro rata basis, and MFS became an independent publicly traded company with each shareholder receiving one share of its common stock for each share of MTW common stock held by the shareholder on February 22, 2016, the record date for the distribution. Any fractional shares of its common stock otherwise issuable to MTW shareholders were aggregated into whole shares and sold on the open market, and the fractional shareholders will receive a pro rata share of the proceeds of the sale, after deducting any taxes required to be withheld and after deducting an amount equal to all brokerage fees and other costs attributed to the sale.

On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of $1.362 billion. The Company did not declare or pay any other dividends to its stockholders during the three months ended March 31, 2016 or the three months ended March 31, 2015.
The following is a roll forward of stockholders’ equity and net parent investment for the three months ended March 31, 2016 and 2015:

(Dollars in millions, shares in thousands)	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2015	—	$—	$—	$—	$1,253.2	$(44.5)	$1,208.7
Net earnings	—	—	—	2.8	15.3	—	18.1
Net transfers to MTW	—	—	—	—	(1,362.0)	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	(47.4)	(48.4)
Reclassification of net investment to additional paid-in capital	—	—	(94.5)	—	94.5	—	—
Issuance of common stock at Spin-off	137,016.7	1.4	(1.4)	—	—	—	—
Stock-based compensation expense	—	—	1.3	—	—	—	1.3
Activity under stock plans	—	—	—	—	—	—	—
Dividends to shareholders	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	56.6	56.6
Balance at March 31, 2016	137.0	$1.4	$(94.6)	$2.8	$—	$(35.3)	$(125.7)

(Dollars in millions, shares in thousands)	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2014	—	$—	$—	$—	$1,272.1	$(20.7)	$1,251.4
Net earnings	—	—	—	—	14.0	—	14.0
Other comprehensive income (loss)	—	—	—	—	—	(11.1)	(11.1)
Net increase in net parent company investment	—	—	—	—	23.0	—	23.0
Balance at March 31, 2015	—	$—	$—	$—	$1,309.1	$(31.8)	$1,277.3
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2016 and 2015 are as follows:

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
Other comprehensive income (loss) before reclassifications	17.2	0.3	(9.4)	8.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	0.5	1.1
Net current period other comprehensive income (loss)	17.2	0.9	(8.9)	9.2
Balance at March 31, 2016	$9.3	$(0.9)	$(43.7)	$(35.3)

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2014	$17.3	$(1.0)	$(37.0)	$(20.7)
Other comprehensive income (loss) before reclassifications	(11.1)	(2.4)	1.4	(12.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	0.3	1.0
Net current period other comprehensive income (loss)	(11.1)	(1.7)	1.7	(11.1)
Balance at March 31, 2015	$6.2	$(2.7)	$(35.3)	$(31.8)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.1)		Cost of sales
Commodity contracts	(0.9)		Cost of sales
	(1.0)		Total before tax
	0.4		Tax expense
	$(0.6)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(0.6)	(a)
	(0.6)		Total before tax
	0.1		Tax benefit
	$(0.5)		Net of Tax

Total reclassifications for the period, net of tax	$(1.1)

(a) These other comprehensive income components are included in the net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.5)		Cost of sales
Commodity contracts	(0.6)		Cost of sales
	(1.1)		Total before tax
	0.4		Tax expense
	$(0.7)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(0.3)	(a)
	(0.3)		Total before tax
	—		Tax benefit
	$(0.3)		Net of Tax

Total reclassifications for the period, net of tax	$(1.0)

(a) These other comprehensive income (loss) components are included in the net periodic pension cost (see Note 16, “Employee Benefit Plans,” for further details).

12. Stock-Based Compensation
The Company's employees have historically participated in MTW's stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, the Company continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the Company's employees.
The Company adopted the MFS 2016 Omnibus Incentive Compensation Plan (the “2016 Plan”), under which it makes equity-based and cash-based incentive awards to attract, retain, focus and motivate executives and other selected employees, directors, consultants and advisors. The 2016 Plan is intended to accomplish these objectives by offering participants the opportunity to acquire shares of MFS common stock, receive monetary payments based on the value of such common stock or receive other incentive compensation under the 2016 Plan. In addition, the 2016 Plan permits the issuance of awards (“Replacement Awards”) in partial substitution for awards relating to shares of common stock of MTW immediately prior to the Spin-Off.
The Company's Compensation Committee administers the 2016 Plan (the “Administrator”). The 2016 Plan authorizes the Administrator to interpret the provisions of the 2016 Plan; prescribe, amend and rescind rules and regulations relating to the 2016 Plan; correct any defect, supply any omission, or reconcile any inconsistency in the 2016 Plan, any award or any agreement covering an award; and make all other determinations necessary or advisable for the administration of the 2016 Plan, in each case in its sole discretion.
The 2016 Plan permits the granting of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of stock-based awards. The 2016 Plan provides that 9.8 million shares of MFS common stock are reserved for issuance under the Plan, all of which may be issued upon the exercise of incentive stock options. These numbers may be adjusted in the event of certain corporate transactions or other events specified in the 2016 Plan.
Following the Spin-Off in March 2016, MFS granted long-term stock-based incentive awards under the 2016 Plan to its executive officers. The long-term stock-based incentive awards consisted of stock options with 4-year ratable vesting (25% of the aggregate grant value of the long-term incentive award) and performance shares (75% of the aggregate grant value of the long-term incentive award) that will be earned or forfeited based on performance as measured by cumulative fully diluted earnings per share and return on invested capital over a 3-year performance period. The details of these awards to the Company's named executive officers will be disclosed as required by applicable SEC regulations in the Company’s proxy statement for its annual meeting in 2017.
Total stock-based compensation expense was $0.8 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The total stock-based compensation of $0.8 million recorded for the three months ended March 31, 2016, was comprised of $0.5 million of stock-based compensation expense incurred subsequent to the Spin-Off and $0.3 million of expense incurred prior to the Spin-Off based on an allocation from MTW. Fiscal year 2016 also included $0.5 million of additional separation expense recorded as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off.
The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
The Company granted options to acquire 0.3 million and 0.1 million shares of common stock to employees during the three months ended March 31, 2016 and 2015, respectively. In addition, MTW issued a total of 0.3 million restricted stock units to employees and directors during the three months ended March 31, 2016, and 0.2 million shares of restricted stock units to employees and directors during the three months ended March 31, 2015. The restricted stock units granted to employees in 2015 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2015 vest on the second anniversary of the grant date.
13. Contingencies and Significant Estimates
As of March 31, 2016, the Company held reserves for environmental matters related to certain locations of approximately $0.3 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually or in the aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, it does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of March 31, 2016, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The range of the Company's self-insured retention levels is $0.1 million to $0.3 million per occurrence. As of March 31, 2016, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.
Product liability reserves in the consolidated (condensed) balance sheets at March 31, 2016 and December 31, 2015 were $2.8 million and $2.6 million, respectively; $0.8 million and $0.9 million, respectively, was reserved specifically for actual cases, and $2.0 million and $1.7 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2016 and December 31, 2015, the Company had reserved $32.3 million and $34.3 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the condensed consolidated balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation. See Note 14, “Product Warranties,” for further information.
It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of its historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.
The Company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution of all matters is not expected to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
14. Product Warranties
In the normal course of business, the Company provides its customers product warranties covering workmanship, and in some cases materials, on products manufactured by the Company. Such product warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the Company's warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect its warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Below is a table summarizing the product warranties activity, excluding extended warranties discussed below, for the three months ended March 31, 2016 and for the twelve months ended December 31, 2015:

	March 31,	December 31,
(in millions)	2016	2015
Balance at the beginning of the period	$40.0	$42.0
Accruals for warranties issued	7.7	24.2
Settlements made (in cash or in kind)	(10.0)	(25.2)
Currency translation impact	0.2	(1.0)
Balance at the end of the period	37.9	40.0
The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. The deferred revenue on warranties included in other current and non-current liabilities at March 31, 2016 and December 31, 2015, was $5.6 million and $5.7 million, respectively. Removing deferred revenue from the ending balances detailed above, the total amount of product warranties at March 31, 2016 and December 31, 2015, was $32.3 million and $34.3 million, respectively.

15. Restructuring
In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of MFS. The restructuring reserve balance as of March 31, 2016 and December 31, 2015, includes certain of these costs, including a pension withdrawal liability, which are recorded in accrued expenses and other liabilities and other long-term liabilities in the consolidated (condensed) balance sheets. The Company recorded additional amounts in 2016 primarily related to the pension withdrawal liability. The Company recorded additional amounts in 2015 primarily related to a company-wide reduction in force and the proposed closing of the Cleveland facility.
The following is a rollforward of all restructuring activities for the three months ended March 31, 2016 (in millions):

Restructuring Reserve Balance as of December 31, 2015	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of March 31, 2016
$16.8	$1.3	$(1.4)	$16.7
16. Employee Benefit Plans
The Company maintains several different retirement plans for its operations in the United States, Europe and Asia. This footnote describes those retirement plans that are maintained for the Company's US-based employees. The current plans are based largely upon benefit plans that

MTW maintained prior to the Spin-Off. MFS has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts.
Defined Benefit Plans
Prior to December 31, 2015, MTW maintained two defined benefit pension plans for its eligible employees and retirees: (1) The Manitowoc Company, Inc. Pension Plan (the “MTW Pension”); and (2) The Manitowoc Company, Inc. Supplemental Executive Retirement Plan (the “MTW SERP”). The MTW Pension Plan and the MTW SERP (together, the “MTW DB Plans”) covered eligible employees of MTW, including MTW’s Cranes business and foodservice business. The MTW Pension Plan is frozen to new participants and future benefit accruals.
Effective January 1, 2016, a portion of each MTW DB Plan was spun off to create separate plans for MTW’s Foodservice business: (1) the Manitowoc Foodservice Pension Plan (the “MFS Pension Plan”); and (2) the Manitowoc Foodservice Supplemental Executive Retirement Plan (the “MFS SERP”). The MFS Pension Plan and the MFS SERP (together, the “MFS DB Plans”) were initially sponsored by Manitowoc FSG U.S. Holding, LLC. MFS assumed sponsorship of the MFS DB Pension Plans on March 4, 2016. MFS no longer participates in the MTW DB Plans. The MFS DB Plans are substantially similar to the former MTW DB Plans.
When comparing the current financial information to financial statements for prior years, it is important to distinguish between: (1) the defined benefit plan that also covered employees of MTW and other MTW subsidiaries (the “Shared Plans”); and (2) the defined benefit plans which are sponsored directly by MFS or its subsidiaries and offered only to MFS employees or retirees (the “Direct Plans”).
MFS accounts for the Shared Plans for the purpose of the consolidated (condensed) financial statements as a multiemployer plan. Accordingly, MFS does not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, are reflected on the MFS consolidated (condensed) statement of operations. This expense reflects an approximation of MFS’ portion of the costs of the Shared Plans as well as costs attributable to MTW corporate employees, which have been allocated to the MFS consolidated (condensed) statement of operations based on methodology deemed reasonable by management.
During the three months ended March 31, 2016, MFS assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for MFS employees and certain other MTW-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in AOCI.

The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in MFS consolidated (condensed) balance sheets and the income and expenses recorded in the consolidated (condensed) statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in accumulated other comprehensive (loss) income net of taxes until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist.
The components of periodic benefit costs for the Direct Plans for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016
(in millions)	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—
Interest cost of projected benefit obligations	2.2	0.1
Expected return on plan assets	(1.6)	—
Amortization of actuarial net loss	0.6	—
Net periodic benefit costs	$1.2	$0.1

	Three Months Ended March 31, 2015
(in millions)	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—
Interest cost of projected benefit obligations	1.6	—
Expected return on plan assets	(1.3)	—
Amortization of actuarial net loss	0.3	—
Net periodic benefit costs	$0.7	$—
Defined Contribution Plans
Prior to December 31, 2015, MTW maintained three defined contribution retirement plans for its eligible employees and retirees: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “MTW 401(k) Retirement Plan”); (2) The Manitowoc Company, Inc. Retirement Savings Plan (the “MTW Retirement Savings Plan”); and (3) The Manitowoc Company, Inc. Deferred Compensation Plan (the “MTW Deferred Compensation Plan”).  The MTW 401(k) Retirement Plan, the MTW Retirement Savings Plan and the MTW Deferred Compensation Plan (together, the “MTW DC Plans”) covered eligible employees of MTW, including MTW’s Cranes business and foodservice business.
Effective January 1, 2016, a portion of each MTW DC Plan was spun off to create separate plans for MTW’s Foodservice business: (1) the Manitowoc Foodservice 401(k) Retirement Plan (the “MFS 401(k) Retirement Plan”); (2) the Manitowoc Foodservice Retirement Savings Plan (the “MFS Retirement Savings Plan”); and (3) the Manitowoc Foodservice Deferred Compensation Plan (the “MFS Deferred Compensation Plan”). The MFS 401(k) Retirement Plan, the MFS Retirement Savings Plan and the MFS Deferred Compensation Plan (together, the “MFS DC Plans”) were initially sponsored by Manitowoc FSG U.S. Holding, LLC. MFS assumed sponsorship of the MFS DC Pension Plans on March 4, 2016. MFS no longer participates in the MTW DC Plans. The MFS DC Plans are substantially similar to the former MTW DB Plans.
The MTW DC Plans and the MFS DC Plans result in individual participant balances that reflect a combination of amounts contributed by MTW/MFS or deferred by the participant, amounts invested at the direction of either the company or the participant, and the continuing reinvestment of returns until the accounts are distributed.
17. Business Segments
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of MFS’ reportable segments. Management organizes the business based on geography, and has designated the regions Americas, EMEA, and APAC as reportable segments.
The accounting policies of the segments are the same as those described in the summary of accounting policies except that certain corporate level expenses were not allocated to the segments for the periods prior to the Spin-Off. These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, restructuring expense, and other non-operating expenses. MFS evaluates segment performance based upon earnings before interest, taxes and amortization (EBITA) before the aforementioned expenses. Financial information relating to the Company’s reportable segments for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(in millions)	2016	2015
Net sales:
Americas	$263.6	$293.7
EMEA	68.6	70.2
APAC	38.9	41.3
Elimination of intersegment sales	(45.6)	(59.8)
Total net sales	$325.5	$345.4

Earnings before interest, taxes and amortization (EBITA):
Earnings before interest and taxes (EBIT)	33.7	15.7
Amortization expense	7.8	7.8
Earnings before interest, taxes and amortization (EBITA)	41.5	23.5

Earnings before interest, taxes and amortization (EBITA) by segment:
Americas	$46.7	$28.0
EMEA	6.8	3.7
APAC	3.1	4.0
Corporate and unallocated	(15.1)	(12.2)
Total earnings before interest, taxes and amortization (EBITA)	$41.5	$23.5

EBITA % by segment (1) :
Americas	17.7%	9.5%
EMEA	9.9%	5.3%
APAC	8.0%	9.7%
(2) EBITA % in the section above is calculated by dividing the dollar amount of EBITA by net sales.

Net sales by geographic area (3) :
United States	$212.1	$235.2
Other Americas	23.0	24.1
EMEA	57.2	53.3
APAC	33.2	32.8
Total net sales by geographic area:	$325.5	$345.4
(3) Net sales in the section above are attributed to geographic regions based on location of customer.
As of March 31, 2016 and December 31, 2015, total assets by segment were as follows:

(in millions)	March 31, 2016	December 31, 2015
Total assets by segment:
Americas	$1,442.8	$1,495.2
EMEA	170.0	148.5
APAC	143.9	96.5
Corporate	66.2	13.8
Total	$1,822.9	$1,754.0
18. Net Parent Company Investment and Related Party Transactions
Related Party Transactions and Cash Management Prior to the Spin-Off: MFS does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between MFS and MTW are reflected in Net Parent Company Investment in the condensed consolidated balance sheets and in the condensed consolidated statements of cash flows as a financing activity in “Net transactions with MTW”. Prior to the Spin-Off, MFS participated in MTW’s centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.

Net Parent Company Investment and Corporate Cost Allocations Prior to the Spin-Off: Prior to the Spin-Off, MTW performed certain general and corporate functions on MFS’ behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit, and information technology (“general corporate expenses”). For purposes of preparing the combined financial statements for periods prior to the Spin-Off these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount, or other methodologies deemed appropriate by management. These general corporate expenses were included within “Selling, general and administrative” costs and Net Parent Company Investment, accordingly. Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent MFS’ results of operations, financial position, or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if MFS had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to MFS during the three months ended March 31, 2016, and 2015 were $1.6 million and $7.4 million, respectively.
None of MTW’s debt has been reflected in the consolidated (condensed) balance sheet of MFS as of December 31, 2015, because MFS was not a party to the obligations between MTW and the debt holders. No financing costs or interest expense associated with MTW's debt has been allocated to the consolidated (condensed) financial statements for periods prior to the Spin-Off.
All significant intercompany transactions between MFS and MTW, have been included within Net Parent Company Investment in the consolidated (condensed) balance sheet related to the period ended December 31, 2015. The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the condensed consolidated statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the condensed consolidated statement of operations. Interest income on the notes with MTW was $0.0 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense on the notes with MTW was $0.1 million and $0.0 million for the three months ended March 31, 2016 and 2015, respectively. The notes receivable balance from MTW as of the year ended December 31, 2015 was $70.8 million. The notes payable balance to MTW as of the year ended December 31, 2015 was $9.9 million.
Guarantees Prior to the Spin-Off: Certain of MTW’s subsidiaries, which includes selected entities that are part of MFS, entered into guarantee agreements with MTW's lenders whereby these subsidiaries guaranteed the obligations under, and/or pledged their assets as collateral, with respect to such MTW debt. However, none of these MFS subsidiaries were named as obligors in the debt agreements held in the name of MTW. For that reason, MTW did not historically allocate debt balances and/or charge out third-party debt related expenses to MFS.

Post Spin-Off Activity: In connection with the Spin-Off, the Company entered into a series of agreements with MTW which are intended to govern the relationship between the Company and MTW and to facilitate an orderly separation of MFS from MTW. These agreements include a Master Separation and Distribution Agreement ("Separation Agreement"), Transition Services Agreement ("TSA"), Employee Matters Agreement, Intellectual Property Matters Agreement, and Tax Matters Agreement.

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in MFS and certain assets and liabilities in exchange for a $1,362.0 million cash distribution which was funded through the long-term debt incurred by MFS. In addition, separation related adjustments are included on the consolidated (condensed) statements of equity/(deficit) consisting of net liabilities assumed by MFS related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million, income taxes payable of $0.6 million and $47.4 million of other comprehensive income related to pension and currency translation, net of tax.

The Separation Agreement included provisions on the allocation of assets and liabilities between legal entities that were being split into a separate MTW and MFS legal entity as part of the Spin-Off. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post Spin-Off.

Under the TSA, MFS and MTW will provide each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. MFS anticipates that it will generally be in a position to complete the transition of most services on or before 24 months following the date of the spin. The expenses related to the TSA through March 31, 2016 were immaterial.

19. Earnings Per Share
On March 4, 2016, MTW distributed 137.0 million shares of MFS common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of MFS shares outstanding immediately following this transaction. The same number of shares were used to calculate basic and diluted earnings per share, for the prior period presented, since no equity awards were outstanding prior to the Spin-Off.
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	137,016,712	137,016,712
Effect of dilutive securities	1,547,587	—
Diluted weighted average common shares outstanding	138,564,299	137,016,712
For the three months ended March 31, 2016, 4.0 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of approximately $1.362 billion. MFS did not declare or pay any other dividends to its stockholders during the three months ended March 31, 2016 or the three months ended March 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended March 31,
	Dollars of Sales		Percent Change Fav / (Unfav)	Percent of Sales
(in millions)	2016	2015		2016	2015
Net sales:
Americas	$263.6	$293.7	(10.2)%	81.0%	85.0%
EMEA	68.6	70.2	(2.3)%	21.1%	20.3%
APAC	38.9	41.3	(5.8)%	11.9%	12.0%
Elimination of inter-segment sales	(45.6)	(59.8)	(23.7)%	(14.0)%	(17.3)%
Net sales	$325.5	$345.4	(5.8)%	100.0%	100.0%
Consolidated net sales for the three months ended March 31, 2016 decreased by 5.8 percent to $325.5 million from $345.4 million for the same period in 2015. The decrease in net sales was principally driven by a 10.2 percent decrease in the Americas segment and a 5.8 percent decrease in the APAC segment, respectively, for the three months ended March 31, 2016 compared to the prior year period. Prior year sales included $25.5 million from Kysor Panel Systems ("KPS"), which was sold in December 2015, and excluded $2.2 million from Welbilt Manufacturing (Thailand) Ltd. ("Welbilt Thailand"), the remaining 50 percent interest of which was acquired in October 2015. In addition, foreign currency translation negatively impacted 2016 first quarter sales by $6.7 million, or 2.0 percent.
Net sales in the Americas segment for the three months ended March 31, 2016 decreased $30.1 million, or 10.2 percent, to $263.6 million, compared to $293.7 million for the same period in 2015. This decrease was primarily driven by the divestiture of KPS in December 2015, which caused a decrease of approximately $25.5 million. Adjusted for the divestiture of Kysor Panel Systems, sales decreased 1.7 percent from the prior year primarily driven by lower intersegment sales, which decreased $5.9 million. Excluding these items, third-party sales increased by 0.6 percent due to growth in cold-side products, while hot-side products were softer in the first quarter of 2016. Additionally, both quick-service restaurants and the general market were slightly down compared to last year.
Sales in the EMEA region for the three months ended March 31, 2016 decreased $1.6 million, or 2.3 percent, to $68.6 million, compared to $70.2 million for the same period in 2015. This decrease was primarily driven by lower intersegment sales, which decreased by $5.5 million primarily due to lower sales to the Americas. Third party sales in the segment increased 7.3 percent primarily driven by new product introductions of $3.6 million, KitchenCare recovery in the region of $1.2 million, and $0.7 million of pricing realization from the Simplification Initiative.
Sales in the APAC region for the three months ended March 31, 2016 decreased $2.4 million, or 5.8 percent, to $38.9 million, compared to $41.3 million for the same period in 2015. Prior year sales excluded $2.2 million from the Welbilt Thailand acquisition in October 2015. The decrease was primarily driven by lower intersegment sales, which decreased by $2.8 million due to lower sales to the Americas and EMEA. Adjusted for these items, third party sales decreased 5.1 percent mainly due to lower new store openings by the Company's quick-service restaurant customers in China during the quarter.
Analysis of Operating Earnings
The following table presents operating earnings by business segment.

	Three Months Ended March 31,
	Dollars of EBIT		Percent Change Fav / (Unfav)
(in millions)	2016	2015
Earnings before interest and taxes:
Americas	$39.6	$20.9	89.5%
EMEA	6.1	3.1	96.8%
APAC	3.1	4.0	(22.5)%
Corporate and unallocated	(15.1)	(12.3)	22.8%
Total earnings before interest and taxes	$33.7	$15.7	114.6%
Consolidated earnings for the three months ended March 31, 2016 was $33.7 million, an increase of $18.0 million compared to the $15.7 million of consolidated earnings for the same period in 2015. The increase in consolidated earnings for the three months ended March 31,

2016 compared to the prior year period was principally driven by savings from the Company's Simplification and Right-Sizing initiatives including lower material costs, product cost take-outs and further lean cost savings.
For the three months ended March 31, 2016, compared to the same period in 2015, earnings for the Americas region increased by $18.7 million to $39.6 million despite the decrease in sales. The increase in operating earnings was primarily driven by $13.0 million of savings from the Company's Simplification and Right-Sizing initiatives and $4.0 million of improvement in our KitchenCare operations.
For the three months ended March 31, 2016, compared to the same period in 2015, earnings for the EMEA region increased by $3.0 million to $6.1 million. The increase was primarily driven by cost savings of approximately $2.0 million related to cost containment across the region from headcount reductions and product and manufacturing cost reduction initiatives, new product introductions of $1.4 million, pricing realization from the Simplification Initiative of $0.7 million, and KitchenCare recovery in the region of $0.5 million, partially offset by the impacts of lower intersegment sales and foreign currency translation.
For the three months ended March 31, 2016, compared to the same period in 2015, earnings for the APAC region decreased by $0.9 million to $3.1 million. The decrease was due to unfavorable pricing for ice-machine exports partially offset by savings from the Company's Simplification and Right-Sizing initiatives and other operating efficiency improvements.
Total selling, general and administrative expenses amounted to $71.8 million for the three months ended March 31, 2016, a decrease of 12.9 percent or $10.6 million compared to the prior year period. The decrease was driven primarily by savings from our Right-Sizing initiatives and the divestiture of the Kysor Panel Systems business.
Analysis of Non-Operating Income Statement Items
Interest expense increased from $0.3 million during the three months ended March 31, 2015, to $8.5 million during the current year period. The increase in interest expense was related to $1,400.0 million of long-term debt issued by the Company, as a result of the Spin-Off, in the first quarter of 2016. Assuming the Company only makes the required minimum payments under the agreement, the Company’s cash obligations due to interest on long-term debt will be $67.4 million for the remainder of 2016, $96.6 million in 2017, $96.0 million in 2018, $95.5 million in 2019, $95.0 million in 2020 and $257.6 million thereafter.
The remainder of non-operating costs for the three months ended March 31, 2016 consisted of foreign currency gains and losses of $1.8 million, amortization of deferred financing fees of $0.4 million and $0.2 million due to loss on disposal of certain assets.
Financial Condition

First Three Months of 2016

Cash and cash equivalents as of March 31, 2016 totaled $54.6 million, an increase of $22.6 million from the December 31, 2015 balance of $32.0 million. Cash flows used for operating activities for the first three months of 2016 were $23.0 million compared to cash flows used for operations of $7.7 million for the first three months of 2015. The increase in cash flows used for operations was partially driven by a $15.8 million increase in inventory levels principally due to higher safety stock levels to reduce customer lead times and, temporarily, to ensure satisfactory lead times related to the transfer of production from our Cleveland, Ohio plant to three receiving plants. Other current and long-term liabilities were an $11.7 million use of cash primarily due to the payout of year end customer rebates.
Cash flows used for investing activities of $4.2 million for the first three months of 2016 consisted of capital expenditures of $4.5 million, with the majority of the capital expenditures related to fixed asset equipment purchases.
Cash flows provided by financing activities of $49.3 million for the first three months of 2016 consisted primarily of proceeds from new indebtedness subsequently used to fund a cash distribution to MTW as part of the Spin-Off, and to fund working capital needs in the first quarter.

First Three Months of 2015

Cash and cash equivalents balance as of March 31, 2015 totaled $16.1 million and remained largely consistent with December 31, 2014. Cash flows used for operating activities for the first three months of 2015 were $7.7 million. During the first three months of 2015, cash flows used for operations was principally related to seasonal working capital requirements including unfavorable changes in the timing of accounts payable payments and higher levels of inventory.
Cash flows used for investing activities of $3.4 million for the first three months of 2015 consisted of capital expenditures of $3.2 million, related to fixed asset equipment purchases.
Cash flows provided by financing activities of $11.7 million for the first three months of 2015 consisted primarily related to financing transactions with MTW during the period.

Liquidity and Capital Resources
Outstanding debt at March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31,	December 31,
(in millions)	2016	2015
Revolving credit facility	$31.2	$—
Term Loan B	975.0	—
Senior Notes due 2024	425.0	—
Other	17.4	2.7
Total debt and capital leases including current portion	1,448.6	2.7
Less current portion and short-term borrowings	(25.3)	(0.4)
Less unamortized debt issuance costs	(40.1)
Total long-term debt and capital leases	$1,383.2	$2.3

On March 3, 2016, the Company incurred a total of approximately $1,400.0 million in new indebtedness, and had approximately an additional $225.0 million available under a senior secured revolving credit facility, limited by the amount of letters of credit outstanding at any given point of time.
The outstanding indebtedness at March 31, 2016 consisted of a $975.0 million senior secured Term Loan B facility; $425.0 million aggregate principal amount of 9.5% senior notes due 2024; and $31.2 million outstanding under the senior secured revolving credit facility.
Senior Secured Credit Facilities
The Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. MFS entered into security and other agreements relating to the 2016 Credit Agreement.
Borrowings under the Senior Secured Credit Facilities will bear interest at a rate per annum equal to, at the option of MFS, (i) LIBOR plus the applicable margin of approximately 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the credit agreement, to (ii) consolidated cash interest expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) consolidated indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current covenant levels of the financial covenants under the Senior Secured Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Senior Secured Leverage Ration (less than)	Consolidated Interest Coverage Ratio (greater than)
March 31, 2016	6.25:1.00	2.00:1.00

Obligations of MFS under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, and (iii) special purpose securitization vehicles).
There is a first priority perfected lien on substantially all of the assets and property of MFS and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing the obligations of the Company under the Revolving Facility and the Term Loan Facility are pari passu.
Senior Notes
The Company issued 9.5% senior notes due 2024 in an aggregate principal amount of $425.0 million (the “Senior Notes”) under an indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes were sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of MFS’ domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations. The notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the notes at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

Year	Percentage
2019	107.1%
2020	104.8%
2021	102.4%
2022 and thereafter	100.0%
The Company must generally offer to repurchase all of the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.
Off-balance sheet arrangements
The Company's disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	The Company disclosed its accounts receivable securitization arrangement in Note 8, "Accounts Receivable Securitization," to the consolidated (condensed) financial statements.

•
The Company leases various assets under operating leases. The future estimated payments under these arrangements have not materially changed since being disclosed in Note 20, "Leases," to the audited combined financial statements in the Company’s latest annual report on Form 10-K.

On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (the “2016 Securitization Facility”) with Wells Fargo Bank, National Association, as purchaser and agent, whereby the Company will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which entity, in turn, will sell, convey, transfer and assign to a third-party financial institution (a “Purchaser”), all of the right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser will receive ownership of the pools of receivables. The Company, along with certain of its subsidiaries, act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a consolidated interest coverage ratio and a consolidated total leverage ratio that are the same as the covenant ratios required per the 2016 Credit Agreement.
Non-GAAP financial measures
In addition to analyzing its results on a U.S. GAAP basis, management also reviews its results on an "EBITA" basis. EBITA is defined as earnings before interest, taxes and amortization. Management uses EBITA as the basis on which it evaluates its financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. In addition, the table below also presents Adjusted EBITA which is defined as earnings before interest, taxes, and amortization plus certain items such as certain restructuring and separation charges and non-cash period charges attributable to equity awards.
The Company's non-GAAP financial measures should not be considered as alternatives to its U.S. GAAP net earnings or cash flow from operations, or as indicative of liquidity or the cash available to fund operations. The Company's non-GAAP measures may not be comparable to similarly titled measures used by other companies.
A reconciliation of net earnings on a U.S. GAAP basis to EBITA and Adjusted EBITA is as follows:

	Three Months Ended
Millions of dollars	March 31, 2016	March 31, 2015
Free cash flow
Net cash used for operating activities	$(23.0)	$(7.7)
Net capital expenditures	(4.5)	(3.2)
Free cash flow	$(27.5)	$(10.9)

Adjusted earnings before interest, taxes, and amortization
Net earnings	$18.1	$14.0
Income taxes	4.6	6.5
Other expense (income), net	2.4	(0.4)
Interest expense (income) on notes with MTW - net	0.1	(4.7)
Interest expense	8.5	0.3
Restructuring expense	1.3	0.7
Separation expense	3.0	—
Amortization expense	7.8	7.8
Adjusted earnings before interest, taxes, and amortization (Adjusted EBITA)	$45.8	$24.2

Adjusted EBITA margin(1):	14.1%	7.0%
(1) Adjusted EBITA margin in the section above is calculated by dividing the dollar amount of adjusted EBITA by net sales.

Adjusted net earnings
Net earnings	$18.1	$14.0
Restructuring expense (net of tax)	0.9	0.5
Separation expense (net of tax)	1.9	—
Adjusted net earnings	$20.9	$14.5

Adjusted net earnings per share
Diluted earnings per share	$0.13	$0.10
Restructuring expense per share (net of tax)	0.01	—
Separation expense per share (net of tax)	0.01	—
Adjusted net earnings per share - Non-GAAP	$0.15	$0.10

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since it filed its Annual Report on Form 10-K for the year ended December 31, 2015.
Cautionary Statements about Forward-Looking Information
Statements in this report and in other Company communications that are not historical facts are forward-looking statements, which are based upon the Company's current expectations, within the meaning of the Private Securities Litigation Reform Act of 1995.
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
In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors could cause actual results to be significantly different from what is presented in this Quarterly Report on Form 10-Q. Those factors include, without limitation, the following:

•	the impact of the Company's separation from MTW and risks relating to its ability to operate effectively as an independent, publicly traded company;
•	efficiencies and capacity utilization of facilities;
•
issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, workforce reductions or ramp-ups, and/or consolidations of existing facilities and operations;

•	the Company's failure to retain its executive management team and to attract qualified new personnel;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;
•	availability of certain raw materials;
•	growth of general and administrative expenses, including health care and postretirement costs;
•	changes in raw materials prices, commodity prices and hedges in place;
•	actions of competitors, including competitive pricing;
•	the successful development of innovative products and market acceptance of new and innovative products;
•	the ability to focus and capitalize on product quality and reliability;
•	unexpected issues associated with the quality of materials and components sourced from third parties and resolution of those issues;
•	unanticipated issues associated with refresh/renovation plans by national restaurant accounts and global chains;
•	consumer demand for products from the quick-service restaurant chains and kiosks;
•	growth in demand for foodservice equipment by customers in emerging markets;
•	global expansion of customers;
•	changes in the markets the Company serves;
•	unanticipated changes in consumer spending;
•	unfavorable outcomes in product liability lawsuits, or an increase in the volume of product liability lawsuits;
•	unexpected costs incurred in protecting its intellectual property;
•	weather;
•	changes in domestic and international economic and industry conditions;
•	work stoppages, labor negotiations, rates and temporary labor;
•	the availability of local suppliers and skilled labor;
•	unanticipated changes in capital and financial markets;
•	changes in the interest rate environment;
•	pressure of financing leverage;
•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of its debt obligations;
•	foreign currency fluctuations and their impact on reported results and hedges in place;
•	unexpected issues affecting its effective tax rate, including, but not limited to, global tax policies, tax reform, and tax legislation;
•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

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
•
the ability to compete and appropriately integrate, and/or transition, restructure and consolidate acquisitions, divestitures, strategic alliances, joint ventures and other strategic alternatives and otherwise capitalize on key strategic opportunities;

•
in connection with acquisitions, divestitures, strategic alliances and joint ventures, the finalization of the price and other terms, the realization of contingencies consistent with any established reserves, and unanticipated issues associated with transitional services; and

•	other events outside its control.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s market risk disclosures have not materially changed since its Annual Report on Form 10-K, for the year ended December 31, 2015 was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Before the Spin-Off, the Company relied on certain financial information and resources of MTW to manage aspects of the Company’s business and to report financial results. These included investor relations, corporate communications, certain accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as the Board of Directors and internal audit which includes Sarbanes-Oxley compliance. In conjunction with the Spin-off, the Company enhanced its own financial, administrative, and other support systems. The Company is expanding its internal accounting, reporting, legal, and internal audit departments and updating its policies and systems, as needed, to meet all regulatory requirements on a standalone basis. The Company will continue to review, document and test its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business. These efforts may lead to changes in our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1A.  RISK FACTORS
The Company’s market risk disclosures have not materially changed since it filed its Annual Report on Form 10-K for the year ended December 31, 2015. The Company’s quantitative and qualitative disclosures about risk factors are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015.
Item 6.  EXHIBITS
See exhibit index following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: May 16, 2016

Manitowoc Foodservice, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer

/s/ John O. Stewart
John O. Stewart
Senior Vice President and Chief Financial Officer

MANITOWOC FOODSERVICE, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2016

Exhibit No.	Description	Filed/Furnished Herewith
31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification	X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Income, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.

X(1)

(1) Filed herewith
(2) Furnished herewith