Form 10-Q
period 2016-06-30
Manitowoc Foodservice, Inc.
filed 2016-08-15
CIK 1650962

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2016, the most recent practicable date, was 137,182,606.
DOCUMENTS INCORPORATED BY REFERENCE

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

MANITOWOC FOODSERVICE, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I: FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except per share data	2016	2015	2016	2015
Net sales	$368.4	$407.7	$693.9	$753.1
Cost of sales	233.7	280.8	441.6	519.6
Gross profit	134.7	126.9	252.3	233.5
Selling, general and administrative expenses	75.4	69.2	147.2	151.6
Amortization expense	7.9	7.9	15.7	15.7
Separation expense	1.3	0.5	4.3	0.5
Restructuring expense	0.3	(0.2)	1.6	0.5
Earnings from operations	49.8	49.5	83.5	65.2
Interest expense	27.0	0.4	35.5	0.7
Interest (income) expense on notes with MTW - net	—	(4.6)	0.1	(9.3)
Other (income) expense - net	3.6	(0.2)	6.0	(0.6)
Earnings before income taxes	19.2	53.9	41.9	74.4
Income taxes	4.1	17.0	8.7	23.5
Net earnings	$15.1	$36.9	$33.2	$50.9
Per Share Data
Earnings per common share - Basic	$0.11	$0.27	$0.24	$0.37
Earnings per common share - Diluted	$0.11	$0.27	$0.24	$0.37
Weighted average shares outstanding - Basic	137,131,572	137,016,712	137,105,290	137,016,712
Weighted average shares outstanding - Diluted	138,374,379	137,016,712	138,356,213	137,016,712

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Net earnings	$15.1	$36.9	$33.2	$50.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.1)	1.3	11.1	(9.8)
Unrealized gain (loss) on derivatives, net of income taxes (benefit) of $0.3, $0.0, $0.7 and $0.6, respectively	1.5	0.7	2.4	(1.0)
Employee pension and post-retirement benefits, net of income taxes (benefit) of $0.1, $(0.5), $(5.8) and $0.0, respectively	0.3	(1.2)	(8.6)	0.5
Total other comprehensive income (loss), net of tax	(4.3)	0.8	4.9	(10.3)
Comprehensive income (loss)	$10.8	$37.7	$38.1	$40.6

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Balance Sheets
As of June 30, 2016 (Unaudited) and December 31, 2015

	June 30,	December 31,
Millions of dollars, except share data	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$40.7	$32.0
Restricted cash	0.4	0.6
Accounts receivable, less allowances of $3.7 and $4.0, respectively	100.7	63.8
Inventories — net	163.6	145.9
Prepaids and other current assets	10.7	10.3
Current assets held for sale	6.2	—
Total current assets	322.3	252.6
Property, plant and equipment — net	111.4	116.4
Goodwill	845.9	845.8
Other intangible assets — net	503.3	519.6
Other non-current assets	24.1	15.9
Long-term assets held for sale	—	3.7
Total assets	$1,807.0	$1,754.0
Liabilities and Equity
Current Liabilities:
Accounts payable	$124.4	$129.0
Accrued expenses and other liabilities	146.3	157.6
Short-term borrowings	0.1	—
Current portion of long-term debt and capital leases	1.3	0.4
Product warranties	31.1	34.3
Total current liabilities	303.2	321.3
Long-term debt and capital leases	1,369.9	2.3
Deferred income taxes	152.8	167.9
Pension and postretirement health obligations	58.8	33.3
Other long-term liabilities	33.4	20.5
Total non-current liabilities	1,614.9	224.0
Commitments and contingencies (Note 13)
Total Equity (Deficit):
Common stock (300,000,000 and 0 shares authorized, 137,221,917 shares and 0 shares issued and 137,182,606 shares and 0 shares outstanding, respectively)	1.4	—
Additional paid-in capital (deficit)	(90.8)	—
Retained earnings	17.9	—
Net parent company investment	—	1,253.2
Accumulated other comprehensive loss	(39.6)	(44.5)
Total equity (deficit)	(111.1)	1,208.7
Total liabilities and equity	$1,807.0	$1,754.0

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
Millions of dollars	2016	2015
Cash Flows From Operating activities
Net earnings	$33.2	$50.9
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	8.8	10.0
Amortization of intangible assets	15.7	15.7
Amortization of deferred financing fees	1.9	—
Deferred income taxes	(5.7)	3.5
Stock-based compensation expense	3.4	1.6
Loss on sale of property, plant, and equipment	0.1	0.3
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(22.3)	(29.6)
Inventories	(17.7)	(27.0)
Other assets	(5.9)	(2.6)
Accounts payable	(4.3)	(18.0)
Other current and long-term liabilities	(5.0)	(15.1)
Net cash provided by (used for) operating activities	2.2	(10.3)
Cash Flows From Investing activities
Capital expenditures	(6.2)	(6.7)
Changes in restricted cash	0.2	(0.3)
Net cash used for investing activities	(6.0)	(7.0)
Cash Flows From Financing activities
Proceeds from long-term debt and capital leases	1,457.0	0.4
Repayments on long-term debt and capital leases	(49.6)	(0.2)
Debt issuance costs	(40.9)	—
Changes in short-term borrowings	0.1	—
Dividend paid to MTW	(1,362.0)	—
Net transactions with MTW	7.6	16.3
Exercises of stock options	0.4	—
Net cash provided by financing activities	12.6	16.5
Effect of exchange rate changes on cash	(0.1)	(0.9)
Net increase (decrease) in cash and cash equivalents	8.7	(1.7)
Balance at beginning of period	32.0	16.5
Balance at end of period	$40.7	$14.8

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Notes to Unaudited Consolidated (Condensed) Financial Statements
For the Three and Six Months Ended June 30, 2016, and 2015 (Unaudited)
1. Description of the Business and Basis of Presentation
The Spin-Off

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW’s shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). As used in this Quarterly Report on Form 10-Q, “Spin-Off” refers to both the above described internal reorganization and Distribution, collectively.

In these consolidated (condensed) financial statements, unless the context otherwise requires:

•
"MFS" and the "Company" refer to Manitowoc Foodservice, Inc. and its consolidated subsidiaries, after giving effect to the internal reorganization and the distribution, or, in the case of information as of dates or for periods prior to its separation from MTW, the combined entities of the Foodservice business, and certain other assets and liabilities that were historically held at the MTW corporate level, but were specifically identifiable and attributable to the Foodservice business; and

•	"MTW" refers to The Manitowoc Company, Inc. and its consolidated subsidiaries, other than, for all periods following the Spin-Off, MFS.

•	"Spin-Off" refers to both the above described internal reorganization and distribution, collectively.

Description of the Business
The Company is among the world’s most preferred and innovative commercial foodservice equipment companies. It designs, manufactures, and services an integrated portfolio of hot and cold category products. It has one of the industry’s broadest portfolios of products that create optimal value for its channel partners while delivering superior performance, quality, reliability, and durability for its customers. The Company's capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, and allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company supplies foodservice equipment to commercial and institutional foodservice operators such as full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.
Basis of Presentation
The accompanying unaudited consolidated (condensed) financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated.
During the periods presented prior to the Spin-Off on March 4, 2016, the Company's financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. The Company functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from MTW for the portion of the three months ended March 31, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the three months ended March 31, 2015. These allocated costs are primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) share-based compensation, and 4) certain administrative functions, which are not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures the Company determined as reasonable.
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

Accounting Policies
In the opinion of management, the accompanying unaudited consolidated (condensed) financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, the cash flows for the six months ended June 30, 2016 and 2015, and the balance sheet at June 30, 2016 and December 31, 2015, and except as otherwise discussed such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2015. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated (condensed) financial statements included herein are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Company’s latest annual report on Form 10-K.
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
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 820)—Amendments to the Consolidation Analysis." This ASU amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU provides a principles-based approach to revenue recognition to record the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contact, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as finalized by the FASB in August 2015 in ASU 2015-14 and as updated by ASUs 2016-10, 2016-11 and 2016-12), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date—the first interim period within fiscal years beginning after December 15, 2016. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

2. Fair Value of Financial Instruments
The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.3	$—	$1.3
Commodity contracts	—	0.1	—	0.1
Total current assets at fair value	$—	$1.4	$—	$1.4
Non-current Assets:
Commodity contracts	—	0.1	—	0.1
Total non-current assets at fair value	—	0.1	—	0.1
Total assets at fair value	$—	$1.5	$—	$1.5
Current Liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.7	—	0.7
Total current liabilities at fair value	$—	$1.6	$—	$1.6
Total liabilities at fair value	$—	$1.6	$—	$1.6

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$—	$—	$—
Total current assets at fair value	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Current Liabilities:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Commodity contracts	—	3.1	—	3.1
Total current liabilities at fair value	$—	$3.2	$—	$3.2
Non-current Liabilities:
Commodity contracts	$—	$0.4	$—	$0.4
Total non-current liabilities at fair value	$—	$0.4	$—	$0.4
Total liabilities at fair value	$—	$3.6	$—	$3.6
The fair value of the Company’s 9.50% Senior Notes due 2024 (the "Senior Notes") and Term Loan B under its Senior Secured Credit Facilities was approximately $477.3 million and $960.7 million, respectively, as of June 30, 2016. Neither the Senior Notes nor the Term Loan B existed as of December 31, 2015. See Note 9, "Debt," for a description of the debt instruments and their related carrying values.
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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and deferred purchase price notes on receivables sold (see Note 8, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of June 30, 2016 and December 31, 2015 due to the short-term nature of these instruments.
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
3. Derivative Financial Instruments
The Company uses derivative instruments to manage business risk exposures that have been identified through the risk identification and measurement process, provided they clearly qualify as "hedging" activities as defined in its risk policy. It is the Company’s policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for trading or other speculative purposes.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months the Company estimates $0.3 million of unrealized gain, net of tax, related to commodity price and currency rate hedging will be reclassified from other comprehensive (loss) income into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for twelve and twenty-four months, respectively, depending on the type of risk being hedged.
For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within other (expense) income, net in the consolidated (condensed) statement of operations.
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying consolidated (condensed) balance sheet as of June 30, 2016 and December 31, 2015 are included within accounts payable, accrued expenses and other long-term liabilities and were not material in the periods presented.
4. Inventories
The components of inventories at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
(in millions)	2016	2015
Inventories — gross:
Raw materials	$74.1	$70.7
Work-in-process	19.4	18.7
Finished goods	98.2	83.4
Total inventories — gross	191.7	172.8
Excess and obsolete inventory reserve	(24.7)	(23.5)
Net inventories at FIFO cost	167.0	149.3
Excess of FIFO costs over LIFO value	(3.4)	(3.4)
Inventories — net	$163.6	$145.9

5. Property, Plant and Equipment
The components of property, plant and equipment at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
(in millions)	2016	2015
Land	$7.3	$7.3
Building and improvements	91.8	94.3
Machinery, equipment and tooling	213.2	216.0
Furniture and fixtures	6.0	6.2
Computer hardware and software	53.8	51.2
Construction in progress	10.2	9.8
Total cost	382.3	384.8
Less accumulated depreciation	(270.9)	(268.4)
Property, plant and equipment - net	$111.4	$116.4
6. Goodwill and Other Intangible Assets
The Company has three reportable segments: Americas, EMEA, and APAC. The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the commonwealth of independent states. The APAC segment is principally comprised of markets in China, Singapore, Australia, India, Malaysia, Indonesia, Thailand and Philippines. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2016, were as follows:

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2015	$832.6	$4.8	$8.4	$845.8
Foreign currency impact	—	0.1	—	0.1
Balance as of June 30, 2016	$832.6	$4.9	$8.4	$845.9
The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, "Intangibles - Goodwill and Other." The Company performs an annual impairment test or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests its reporting units and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2016, the Company performed the annual impairment test for its reporting units, which were Americas, EMEA, and APAC, as well as its indefinite-lived intangible assets, and based on those results, the fair value of each of the Company's reporting units exceeded their respective carrying values and no impairment was indicated.
The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill are as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$174.8	$—	$174.8	$175.1	$—	$175.1
Customer relationships	415.3	(161.0)	254.3	415.2	(150.4)	264.8
Patents	1.7	(1.7)	—	1.7	(1.6)	0.1
Other intangibles	142.6	(68.4)	74.2	143.2	(63.6)	79.6
Total	$734.4	$(231.1)	$503.3	$735.2	$(215.6)	$519.6
Amortization expense for the three months ended June 30, 2016 and 2015 was $7.9 million.

Amortization expense for the six months ended June 30, 2016 and 2015 was $15.7 million.
7. Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and Accrued expenses and other liabilities at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
(in millions)	2016	2015
Accounts payable:
Trade accounts payable and interest payable	$123.1	$121.7
Income taxes payable	1.3	7.3
Total accounts payable	$124.4	$129.0
Accrued expenses and other liabilities:
Employee related expenses	$31.9	$24.5
Restructuring expenses	4.5	16.8
Profit sharing and incentives	10.9	3.9
Accrued rebates	41.6	51.6
Deferred revenue - current	3.6	3.8
Dividend payable to MTW	—	10.2
Customer advances	5.8	2.9
Product liability	3.1	2.6
Miscellaneous accrued expenses	44.9	41.3
Total accrued expenses and other liabilities	$146.3	$157.6
8. Accounts Receivable Securitization
Prior to the Spin-Off, MFS sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Cranes segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely MFS foreign entities and remitted all funds to MFS entities. The U.S. Seller entity remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to MFS subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to MFS, only the receivables which were transferred to the U.S. Seller but not sold are reflected in MFS' consolidated (condensed) balance sheet. A portion of the U.S. Seller’s historical expenses related to bond administration fees and settlement fees are allocated to MFS. As the Cayman Seller is directly attributable to MFS, the assets, liabilities, income and expenses of the Cayman Seller are included in MFS’ consolidated (condensed) statement of operations and balance sheet. MFS' cost of funds under the facility used a LIBOR index rate plus a 1.25% fixed spread.
On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (the "2016 Securitization Facility") among the Cayman Seller, as seller, MFS, Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, Manitowoc Foodservice UK Limited, Manitowoc Foodservice Asia Pacific Private Limited, and the other persons who may be from time to time, a party thereto, as servicers, with Wells Fargo Bank, National Association, as purchaser and agent, whereby MFS will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which entity in turn, will sell, convey, transfer and assign to a third-party financial institution (a “Purchaser”), all of the right, title and interest in and to its pool of receivables. The Purchaser will receive ownership of the pool of receivables. The Company, along with certain of its subsidiaries, act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required per the 2016 Credit Agreement.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes recorded at June 30, 2016 and December 31, 2015 was $75.9 million and $48.4 million, respectively, and is included in accounts receivable in the accompanying consolidated (condensed) balance sheets.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $90.7 million at June 30, 2016 and $100.9 million at December 31, 2015. Of this decrease, approximately $15.9 million was attributable to the balance being allocated from MTW from a combined securitization facility on a carve out basis at December 31, 2015 as compared to the specific deferred purchase price notes on a standalone basis at June 30, 2016 and is reflected in Net Transactions with MTW in the Cash Flows from Financing activities section of the consolidated (condensed) statement of cash flows.
Transactions under the 2016 Securitization Facility and the Prior Securitization Program were accounted for as sales in accordance with ASC Topic 860, "Transfers and Servicing." Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying consolidated (condensed) balance sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying consolidated (condensed) statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted above.
9. Debt
Senior Secured Credit Facilities
On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement.
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
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) consolidated cash interest expense, (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) consolidated indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current covenant levels of the financial covenants under the Senior Secured Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
March 31, 2016	6.25:1.00	2.00:1.00
June 30, 2016	6.25:1.00	2.00:1.00
Obligations of the Company under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, and (iii) special purpose securitization vehicles).
There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing the obligations of the Company under the Revolving Facility and the Term Loan B Facility are pari passu.
Senior Notes
The Company issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the "Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes were sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company’s domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations. The notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100.0% of the principal amount thereof plus a “make-whole” premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the notes at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

Year	Percentage
2019	107.1%
2020	104.8%
2021	102.4%
2022 and thereafter	100.0%
The Company must generally offer to repurchase all of the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101.0% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25.0% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.
Outstanding debt at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30,	December 31,
(in millions)	2016	2015
Revolving credit facility	$32.0	$—
Term Loan B	950.0	—
Senior Notes due 2024	425.0	—
Other	3.3	2.7
Total debt and capital leases including current portion	1,410.3	2.7
Less current portion and short-term borrowings	(1.4)	(0.4)
Less unamortized debt issuance costs	(39.0)	—
Total long-term debt and capital leases	$1,369.9	$2.3

As of June 30, 2016, the Company had outstanding $3.3 million of other indebtedness that has a weighted-average interest rate of approximately 4.39% per annum.
As of June 30, 2016, the Company had $32.0 million of borrowings outstanding under the Revolving Facility. During the quarter ended June 30, 2016, the highest daily borrowing was $49.0 million and the average borrowing was $31.8 million, while the average interest rate was 3.47% per annum. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of June 30, 2016, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively, given the Company’s effective Consolidated Total Leverage Ratio for this period.
As of June 30, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facility and the 2024 Senior Notes. Based upon management’s current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent 12 months. As of June 30, 2016 the Company's Consolidated Total Leverage Ratio was 5.52:1, while the maximum ratio is 6.25:1 and its Consolidated Interest Coverage Ratio was 3.25:1, above the minimum ratio of 2.00:1.
10. Income Taxes
For the three months ended June 30, 2016, the Company recorded a $4.1 million income tax provision, compared to a $17.0 million income tax provision for the three months ended June 30, 2015. The decrease in the Company’s tax provision for the three months ended June 30, 2016, relative to the three months ended June 30, 2015, resulted primarily from a $34.7 million reduction in earnings from operations before income taxes and the relative weighting of foreign earnings before income taxes in the respective periods.
For the six months ended June 30, 2016, the Company recorded an $8.7 million income tax provision, compared to a $23.5 million income tax provision for the six months ended June 30, 2015. The decrease in the Company’s tax provision for the six months ended June 30, 2016, relative to the prior year resulted primarily from $2.9 million in tax-related out-of-period balance sheet adjustments related to the Spin-Off that were recognized as discrete adjustments in the income tax provision for the first quarter of 2016. The Company does not believe these adjustments are material to its unaudited consolidated (condensed) financial statements for the six months ended June 30, 2016, or its comparative annual or quarterly financial statements. These adjustments were coupled with a $32.5 million reduction in earnings from operations before income taxes for the six month period ended June 30, 2016 compared to the first six months of 2015.
The Company's effective tax rate varies from the 35% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate. Foreign earnings are generated from operations in the three reportable segments of Americas, EMEA, and APAC.
The Company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a

17

portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision, and could have a material effect on operating results.
The Company's unrecognized tax benefits, including interest and penalties, were $12.1 million and $16.6 million as of June 30, 2016 and December 31, 2015, respectively. The decrease for the six months ended June 30, 2016 related to the portion of the unrecognized tax benefits allocable to the Company that were included in equity and a second quarter reduction in unrecognized tax benefits of $0.4 million. During the next twelve months, it is reasonably possible that unrecognized tax benefits will decrease by $1.2 million due to expiration of statute of limitation periods for the related items.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2016, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
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

On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of $1.362 billion. MFS did not declare or pay any other dividends to its stockholders during the three or six months ended June 30, 2016 or June 30, 2015, respectively.
The following is a roll forward of equity for the six months ended June 30, 2016 and 2015:

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
Balance at December 31, 2015	—	$—	$—	$—	$1,253.2	$(44.5)	$1,208.7
Net earnings	—	—	—	17.9	15.3	—	33.2
Net transfers to MTW	—	—	—	—	(1,362.0)	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	(47.4)	(48.4)
Reclassification of net investment to additional paid-in capital	—	—	(94.5)	—	94.5	—	—
Issuance of common stock at Spin-off	137,016,712	1.4	(1.4)	—	—	—	—
Issuance of common stock, equity-based compensation plans	165,894	—	1.1	—	—	—	1.1
Stock-based compensation expense	—	—	3.4	—	—	—	3.4
Adjustment from Spin-off	—	—	0.6	—	—	—	0.6
Other comprehensive income (loss)	—	—	—	—	—	52.3	52.3
Balance at June 30, 2016	137,182,606	$1.4	$(90.8)	$17.9	$—	$(39.6)	$(111.1)

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2014	—	$—	$—	$—	$1,272.1	$(20.7)	$1,251.4
Net earnings	—	—	—	—	50.9	—	50.9
Other comprehensive income (loss)	—	—	—	—	—	(10.3)	(10.3)
Net increase in net parent company investment	—	—	—	—	30.3	—	30.3
Balance at June 30, 2015	—	$—	$—	$—	$1,353.3	$(31.0)	$1,322.3

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2016 and 2015 are as follows:

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
Other comprehensive income (loss) before reclassifications	17.2	0.3	(9.4)	8.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	0.5	1.1
Net current period other comprehensive income (loss)	17.2	0.9	(8.9)	9.2
Balance at March 31, 2016	$9.3	$(0.9)	$(43.7)	$(35.3)
Other comprehensive (loss) income before reclassifications	(6.1)	1.1	0.1	(4.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	0.2	0.6
Net current period other comprehensive income (loss)	(6.1)	1.5	0.3	(4.3)
Balance at June 30, 2016	$3.2	$0.6	$(43.4)	$(39.6)

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2014	$17.3	$(1.0)	$(37.0)	$(20.7)
Other comprehensive income (loss) before reclassifications	(11.1)	(2.4)	1.4	(12.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	0.3	1.0
Net current period other comprehensive income (loss)	(11.1)	(1.7)	1.7	(11.1)
Balance at March 31, 2015	$6.2	$(2.7)	$(35.3)	$(31.8)
Other comprehensive (loss) income before reclassifications	1.3	0.1	(1.4)	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	0.2	0.8
Net current period other comprehensive income (loss)	1.3	0.7	(1.2)	0.8
Balance at June 30, 2015	$7.5	$(2.0)	$(36.5)	$(31.0)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$—	$(0.1)		Cost of sales
Commodity contracts	(0.3)	(1.2)		Cost of sales
	$(0.3)	$(1.3)		Total before tax
	0.1	0.5		Tax expense
	$(0.2)	$(0.8)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(0.7)	$(1.3)	(a)
	$(0.7)	$(1.3)		Total before tax
	0.3	0.5		Tax benefit
	$(0.4)	$(0.8)		Net of tax

Total reclassifications for the period	$(0.6)	$(1.6)		Net of tax

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.4)	$(0.9)		Cost of sales
Commodity contracts	(0.6)	(1.2)		Cost of sales
	$(1.0)	$(2.1)		Total before tax
	0.4	0.8		Tax expense
	$(0.6)	$(1.3)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(0.2)	$(0.5)	(a)
	$(0.2)	$(0.5)		Total before tax
	—	—		Tax benefit
	$(0.2)	$(0.5)		Net of tax

Total reclassifications for the period, net of tax	$(0.8)	$(1.8)		Net of tax

(a) These other comprehensive income (loss) components are included in the net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).

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
The Company adopted the MFS 2016 Omnibus Incentive Compensation Plan (the "2016 Plan"), under which it makes equity-based and cash-based incentive awards to attract, retain, focus and motivate executives and other selected employees, directors, consultants and advisors. The 2016 Plan is intended to accomplish these objectives by offering participants the opportunity to acquire shares of MFS common stock, receive monetary payments based on the value of such common stock or receive other incentive compensation under the 2016 Plan. In addition, the 2016 Plan permits the issuance of awards ("Replacement Awards") in partial substitution for awards relating to shares of common stock of MTW that were outstanding immediately prior to the Spin-Off.
The Company's Compensation Committee administers the 2016 Plan (the "Administrator"). The 2016 Plan authorizes the Administrator to interpret the provisions of the 2016 Plan; prescribe, amend and rescind rules and regulations relating to the 2016 Plan; correct any defect, supply any omission, or reconcile any inconsistency in the 2016 Plan, any award or any agreement covering an award; and make all other determinations necessary or advisable for the administration of the 2016 Plan, in each case in its sole discretion.
The 2016 Plan permits the granting of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of stock-based awards. Under the 2016 Plan 16.2 million shares of MFS common stock have been reserved for issuance, all of which may be issued upon the exercise of incentive stock options. These numbers may be adjusted in the event of certain corporate transactions or other events specified in the 2016 Plan.
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
Total stock-based compensation expense was $1.8 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. The three months ended June 30, 2016 also included $0.3 million of additional separation expense recorded as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off. Total stock-based compensation expense was $2.6 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. The six months ended June 30, 2016 also included $0.8 million of additional separation expense recorded as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off.
The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
The Company granted options to acquire 0.3 million and 0.1 million shares of common stock to employees during the six months ended June 30, 2016 and 2015, respectively. In addition, the Company issued a total of 0.3 million restricted stock units to employees and directors during the six months ended June 30, 2016, and 0.2 million restricted stock units to employees and directors during the six months ended June 30, 2015. The restricted stock units granted to employees in 2015 and 2016 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2015 vest on the second anniversary of the grant date.
13. Contingencies and Significant Estimates
As of June 30, 2016, the Company held reserves for environmental matters related to certain locations of approximately $0.3 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually or in the aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, it does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations, or cash flows.
As of June 30, 2016, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The range of the Company's self-insured retention levels is $0.1 million to $0.3 million per occurrence. As of June 30, 2016, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.

Product liability reserves in the consolidated (condensed) balance sheets at June 30, 2016 and December 31, 2015 were $3.1 million and $2.6 million, respectively; $1.2 million and $0.9 million, respectively, was reserved specifically for actual cases, and $1.9 million and $1.7 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At June 30, 2016 and December 31, 2015, the Company had reserved $31.1 million and $34.3 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the consolidated (condensed) balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration, or litigation. See Note 14, “Product Warranties,” for further information.
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

Below is a table summarizing the product warranties activity for the six months ended June 30, 2016 and for the twelve months ended December 31, 2015:

	June 30,	December 31,
(in millions)	2016	2015
Balance at the beginning of the period	$40.0	$42.0
Accruals for warranties issued	12.3	24.2
Settlements made (in cash or in kind)	(15.5)	(25.2)
Currency translation impact	(0.2)	(1.0)
Balance at the end of the period	$36.6	$40.0
The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. The deferred revenue on warranties included in other current and non-current liabilities at June 30, 2016 and December 31, 2015, was $5.5 million and $5.7 million, respectively. Removing deferred revenue from the ending balances detailed above, the total amount of product warranties at June 30, 2016 and December 31, 2015, was $31.1 million and $34.3 million, respectively.

15. Restructuring
In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Company. The restructuring reserve balance as of June 30, 2016 and December 31, 2015, includes certain of these costs, including a pension withdrawal liability, which are recorded in accrued expenses and other liabilities and other long-term liabilities in the consolidated (condensed) balance sheets. The Company recorded additional amounts in 2016 primarily related to the pension withdrawal liability. The Company recorded additional amounts in 2015 primarily related to a company-wide reduction in force and the proposed closing of the Cleveland facility.
The following is a rollforward of all restructuring activities for the six months ended June 30, 2016 (in millions):

Restructuring Reserve Balance as of December 31, 2015	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of June 30, 2016
$16.8	$1.6	$(2.2)	$16.2

16. Employee Benefit Plans
The Company maintains several different retirement plans for its operations in the United States, Europe and Asia. This footnote describes those retirement plans that are maintained for the Company's US-based employees. The current plans are based largely upon benefit plans that MTW maintained prior to the Spin-Off. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts.
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
MFS accounted for the Shared Plans for the purpose of the consolidated (condensed) financial statements as a multiemployer plan. Accordingly, MFS did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, are reflected on the MFS consolidated (condensed) statement of operations. This expense reflects an approximation of MFS’ portion of the costs of the Shared Plans as well as costs attributable to MTW corporate employees, which have been allocated to the MFS consolidated (condensed) statement of operations based on methodology deemed reasonable by management.
During the six months ended June 30, 2016, MFS assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for MFS employees and certain other MTW-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in AOCI.

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
The components of periodic benefit costs for the Direct Plans for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—	$0.1	$—
Interest cost of projected benefit obligations	2.1	0.1	4.3	0.2
Expected return on plan assets	(1.6)	—	(3.2)	—
Amortization of actuarial net loss	0.7	—	1.3	—
Net periodic benefit costs	$1.3	$0.1	$2.5	$0.2

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—	$0.2	$—
Interest cost of projected benefit obligations	1.6	0.1	3.2	0.1
Expected return on plan assets	(1.4)	—	(2.7)	—
Amortization of actuarial net loss	0.3	—	0.6	—
Net periodic benefit costs	$0.6	$0.1	$1.3	$0.1
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
The accounting policies of the segments are the same as those described in the summary of accounting policies except that certain corporate level expenses were not allocated to the segments for the periods prior to the Spin-Off. These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, restructuring expense, and other non-operating expenses. MFS evaluates segment performance based upon earnings before interest, taxes, other (income) expense and amortization (Operating EBITA) before the aforementioned expenses. Financial information relating to the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net sales:
Americas	$301.2	$346.7	$564.8	$640.4
EMEA	76.3	75.8	144.9	146.0
APAC	43.1	45.6	82.0	86.9
Elimination of intersegment sales	(52.2)	(60.4)	(97.8)	(120.2)
Total net sales	$368.4	$407.7	$693.9	$753.1

Earnings before interest, taxes, other (income) expense and amortization (Operating EBITA):
Net earnings	$15.1	$36.9	$33.2	$50.9
Income taxes	4.1	17.0	8.7	23.5
Other (income) expense - net	3.6	(0.2)	6.0	(0.6)
Interest (income) expense on notes with MTW - net	—	(4.6)	0.1	(9.3)
Interest expense	27.0	0.4	35.5	0.7
Earnings from operations	49.8	49.5	83.5	65.2
Amortization expense	7.9	7.9	15.7	15.7
Earnings before interest, taxes, other (income) expense and amortization (Operating EBITA)	$57.7	$57.4	$99.2	$80.9

Earnings before interest, taxes, other (income) expense and amortization (Operating EBITA) by segment:
Americas	$55.0	$51.7	$101.7	$79.7
EMEA	10.1	6.8	16.9	10.5
APAC	4.2	6.2	7.3	10.2
Corporate and unallocated	(11.6)	(7.3)	(26.7)	(19.5)
Total earnings before interest, taxes, other (income) expense and amortization (Operating EBITA)	$57.7	$57.4	$99.2	$80.9

Operating EBITA % by segment (1) :
Americas	18.3%	14.9%	18.0%	12.4%
EMEA	13.2%	9.0%	11.7%	7.2%
APAC	9.7%	13.6%	8.9%	11.7%
(1) Operating EBITA % in the section above is calculated by dividing the dollar amount of Operating EBITA by net sales.

Net sales by geographic area (2) :
United States	$244.1	$281.2	$456.2	$516.4
Other Americas	24.0	26.9	47.0	51.0
EMEA	63.6	61.5	120.8	114.8
APAC	36.7	38.1	69.9	70.9
Total net sales by geographic area:	$368.4	$407.7	$693.9	$753.1
(2) Net sales in the section above are attributed to geographic regions based on location of customer.

As of June 30, 2016 and December 31, 2015, total assets by segment were as follows:

(in millions)	June 30, 2016	December 31, 2015
Total assets by segment:
Americas	$1,441.9	$1,495.2
EMEA	160.1	148.5
APAC	138.7	96.5
Corporate	66.3	13.8
Total	$1,807.0	$1,754.0
18. Net Parent Company Investment and Related Party Transactions
Related Party Transactions and Cash Management Prior to the Spin-Off: MFS does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between MFS and MTW are reflected in Net Parent Company Investment in the consolidated (condensed) balance sheets and in the consolidated (condensed) statements of cash flows as a financing activity in “Net transactions with MTW”. Prior to the Spin-Off, MFS participated in MTW’s centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.
Net Parent Company Investment and Corporate Cost Allocations Prior to the Spin-Off: Prior to the Spin-Off, MTW performed certain general and corporate functions on MFS’ behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit, and information technology (“general corporate expenses”). For purposes of preparing the combined financial statements for periods prior to the Spin-Off these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount, or other methodologies deemed appropriate by management. These general corporate expenses were included within “Selling, general and administrative” costs and Net Parent Company Investment, accordingly. Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent MFS’ results of operations, financial position, or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if MFS had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to MFS during the three and six months ended June 30, 2016, and 2015 were $0.0 million and $5.2 million and $1.6 million and $13.1 million, respectively.
None of MTW’s debt has been reflected in the consolidated (condensed) balance sheet of MFS as of December 31, 2015, because MFS was not a party to the obligations between MTW and the debt holders. No financing costs or interest expense associated with MTW's debt has been allocated to the consolidated (condensed) financial statements for periods prior to the Spin-Off.
All significant intercompany transactions between MFS and MTW, have been included within Net Parent Company Investment in the consolidated (condensed) balance sheet related to the period ended December 31, 2015. The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the consolidated (condensed) statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the consolidated (condensed) statements of operations. There was no interest income on the notes with MTW during the three and six months ended June 30, 2016. Interest income on the notes with MTW was $4.6 million and $9.3 million for the three and six months ended June 30, 2015, respectively. Interest expense on the notes with MTW was $0.1 million for the six months ended June 30, 2016. There was no interest expense on the notes with MTW during the six months ended June 30, 2015.
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

Post Spin-Off Activity: In connection with the Spin-Off, the Company entered into a series of agreements with MTW which are intended to govern the relationship between MFS and MTW and to facilitate an orderly separation of MFS from MTW. These agreements include a Master Separation and Distribution Agreement ("Separation Agreement"), Transition Services Agreement ("TSA"), Employee Matters Agreement, Intellectual Property Matters Agreement, and Tax Matters Agreement.

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in MFS and certain assets and liabilities in exchange for a $1,362.0 million cash distribution which was funded through the long-term debt incurred by MFS. In addition, separation related adjustments are included in additional paid-in capital (deficit) on the consolidated (condensed) balance sheet consisting of net liabilities assumed by MFS related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million, income taxes payable of $0.6 million and $47.4 million of other comprehensive income related to pension and currency translation, net of tax.

The Separation Agreement included provisions on the allocation of assets and liabilities between legal entities that were being split into a separate MTW and MFS legal entity as part of the Spin-Off. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post Spin-Off.

Under the TSA, MFS and MTW will provide each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. MFS anticipates that it will generally be in a position to complete the transition of most services on or before 24 months following the date of the Spin-Off. The expenses related to the TSA through June 30, 2016 were immaterial.
19. Earnings Per Share
On March 4, 2016, MTW distributed 137.0 million shares of MFS common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of MFS shares outstanding immediately following this transaction. The same number of shares were used to calculate basic and diluted earnings per share, for the prior periods presented, since no equity awards were outstanding prior to the Spin-Off.
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	137,131,572	137,016,712	137,105,290	137,016,712
Effect of dilutive securities	1,242,807	—	1,250,923	—
Diluted weighted average common shares outstanding	138,374,379	137,016,712	138,356,213	137,016,712
For the three and six months ended June 30, 2016, 3.5 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of approximately $1.362 billion. MFS did not declare or pay any other dividends to its stockholders during the three or six months ended June 30, 2016 or June 30, 2015, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Three and Six Months Ended June 30, 2016 and June 30, 2015
Analysis of Net Sales
The following table presents net sales by business segment:

	Three Months Ended June 30,
			Percent Change Fav / (Unfav)	Percent of Sales
(in millions)	2016	2015		2016	2015
Net sales:
Americas	$301.2	$346.7	(13.1)%	81.8%	85.0%
EMEA	76.3	75.8	0.7%	20.7%	18.6%
APAC	43.1	45.6	(5.5)%	11.6%	11.2%
Elimination of inter-segment sales	(52.2)	(60.4)	(13.6)%	(14.1)%	(14.8)%
Net sales	$368.4	$407.7	(9.6)%	100.0%	100.0%

	Six Months Ended June 30,
	Dollars of Sales		Percent Change Fav / (Unfav)	Percent of Sales
(in millions)	2016	2015		2016	2015
Net sales:
Americas	$564.8	$640.4	(11.8)%	81.4%	85.0%
EMEA	144.9	146.0	(0.8)%	20.9%	19.4%
APAC	82.0	86.9	(5.6)%	11.8%	11.5%
Elimination of inter-segment sales	(97.8)	(120.2)	(18.6)%	(14.1)%	(15.9)%
Net sales	$693.9	$753.1	(7.9)%	100.0%	100.0%
Consolidated net sales for the three months ended June 30, 2016 decreased by 9.6 percent to $368.4 million from $407.7 million for the same period in 2015. The decrease in net sales was principally driven by a 13.1 percent decrease in the Americas segment and a 5.5 percent decrease in the APAC segment, respectively, for the three months ended June 30, 2016 compared to the prior year period. Prior year net sales for this period included $35.1 million from Kysor Panel Systems ("KPS"), which was sold in December 2015. In addition, foreign currency translation negatively impacted 2016 second quarter net sales by $5.0 million or 1.3 percent.
Consolidated net sales for the six months ended June 30, 2016 decreased by 7.9 percent to $693.9 million from $753.1 million for the same period in 2015. The decrease in net sales was principally driven by an 11.8 percent decrease in the Americas segment and a 5.6 percent decrease in the APAC segment, respectively, for the six months ended June 30, 2016. Prior year net sales for this period included $60.5 million from KPS. In addition, foreign currency translation negatively impacted net sales for the six months ended June 30, 2016 by $11.7 million, or 1.7 percent.
Net sales in the Americas segment for the three months ended June 30, 2016 decreased $45.5 million, or 13.1 percent, to $301.2 million, compared to $346.7 million for the same period in 2015. This decrease was primarily driven by the divestiture of KPS in December 2015, which caused a decrease of approximately $35.1 million. Adjusted for the divestiture of KPS, net sales decreased $10.4 million from the prior year primarily driven by lower intersegment net sales, which decreased by $5.5 million. Third party net sales decreased by $4.9 million due to lower growth in hot-side products sales and the expected seasonal increase in ice machine sales was slower to materialize in the second quarter of 2016. The decrease was partially offset by pricing realization from the 80/20 Simplification initiative. The Company’s Simplification and Right-Sizing initiatives include 80/20, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction, and reduction in workforce (Simplification and Right-Sizing initiatives). Foreign currency translation had a $2.7 million negative impact on third party net sales in the second quarter of 2016.
Net sales in the Americas segment for the six months ended June 30, 2016 decreased $75.6 million, or 11.8 percent, to $564.8 million, compared to $640.4 million for the same period in 2015. This decrease was primarily driven by the divestiture of KPS in December 2015, which caused a decrease of approximately $60.5 million. Adjusted for the divestiture of KPS, net sales decreased $15.1 million from the prior year primarily driven by lower intersegment net sales, which decreased by $11.4 million and third party net sales decreased by $3.7 million due to softness in sales of hot-side products in the first six months of 2016. The decrease was partially offset by pricing realization from the 80/20 Simplification initiative. Foreign currency translation had a $6.1 million negative impact on third party net sales in the six months ended June 30, 2016.

Net sales in the EMEA segment for the three months ended June 30, 2016 increased $0.5 million, or 0.7 percent, to $76.3 million, compared to $75.8 million for the same period in 2015. The increase was principally driven by increased third party net sales of $2.1 million, partially offset by a $1.6 million decrease in intersegment net sales. Third party net sales increased primarily due to strong sales of Merrychef high-speed ovens, improvement in KitchenCare sales in the region of $2.3 million, and pricing realization from the 80/20 Simplification initiative. Foreign currency translation had a $1.4 million negative impact on third party net sales in the second quarter of 2016.
Net sales in the EMEA region for the six months ended June 30, 2016 decreased $1.1 million, or 0.8 percent, to $144.9 million, compared to $146.0 million for the same period in 2015. The decrease was driven by lower intersegment net sales of $7.1 million, partially offset by a $6.0 million increase in third party net sales. Third party net sales increased primarily due to strong sales of Merrychef high-speed ovens, improvement in KitchenCare sales in the region of $2.3 million, and pricing realization from the Simplification and Right-sizing initiatives. Foreign currency translation had a $3.7 million negative impact on third party net sales in the six months ended June 30, 2016.
Net sales in the APAC region for the three months ended June 30, 2016 decreased $2.5 million, or 5.5 percent, to $43.1 million, compared to $45.6 million for the same period in 2015. Current year net sales included $2.5 million from the Welbilt Thailand acquisition in October 2015. Third party net sales decreased $1.4 million mainly due to lower quick-service restaurant new store openings in China and softer general market sales in the quarter. Net sales also decreased $1.1 million due to lower intersegment net sales. Foreign currency translation had a $0.9 million negative impact on third party net sales in the second quarter of 2016.
Net sales in the APAC region for the six months ended June 30, 2016 decreased $4.9 million, or 5.6 percent, to $82.0 million, compared to $86.9 million for the same period in 2015. Current year net sales included $4.8 million from the Welbilt Thailand acquisition in October 2015. The decrease was primarily driven by lower third party net sales of $1.0 million and intersegment net sales, which decreased by $3.9 million. Third party net sales decreased due to lower quick-service restaurant new store openings in China and softer general market sales. Foreign currency translation had a $1.9 million negative impact on third party net sales in the six months ended June 30, 2016.
Analysis of Earnings from Operations
The following table presents earnings from operations by business segment.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change Fav / (Unfav)			Percent Change Fav / (Unfav)
(in millions)	2016	2015		2016	2015
Earnings from operations
Americas	$47.8	$44.3	7.9%	$87.4	$65.2	34.0%
EMEA	9.5	6.2	53.2%	15.6	9.3	67.7%
APAC	4.2	6.2	(32.3)%	7.3	10.2	(28.4)%
Corporate and unallocated	(11.7)	(7.2)	62.5%	(26.8)	(19.5)	37.4%
Total earnings from operations	$49.8	$49.5	0.6%	$83.5	$65.2	28.1%
Consolidated earnings from operations for the three months ended June 30, 2016 was $49.8 million, an increase of $0.3 million compared to the $49.5 million of consolidated earnings from operations for the same period in 2015. Consolidated earnings from operations for the six months ended June 30, 2016 was $83.5 million, an increase of $18.3 million compared to the $65.2 million of consolidated earnings from operations for the same period in 2015. The increase in consolidated earnings from operations for the three and six months ended June 30, 2016, compared to the respective prior year periods, was principally driven by savings from the Company's Simplification and Right-Sizing initiatives of approximately $13.4 million and $24.0 million, respectively, partially offset by lower fixed cost absorption and higher incentive compensation.
For the three months ended June 30, 2016, compared to the same period in 2015, earnings from operations for the Americas region increased by $3.5 million to $47.8 million despite the decrease in net sales. Adjusted for the divestiture of KPS of $3.8 million, earnings from operations increased from the prior year by $7.3 million. The increase in earnings from operations was primarily driven by $10.2 million of savings from the Company's Simplification and Right-Sizing initiatives, a $3.9 million improvement in KitchenCare operations and operating efficiency improvements. These increases were partially offset by lower fixed cost absorption and higher incentive compensation.
For the six months ended June 30, 2016, compared to the same period in 2015, earnings from operations for the Americas region increased by $22.2 million to $87.4 million despite the decrease in net sales. Adjusted for the divestiture of KPS of $4.9 million, earnings from operations increased from the prior year by $27.1 million. The increase in earnings from operations was primarily driven by $18.6 million of savings from the Company's Simplification and Right-Sizing initiatives, an $8.3 million improvement in KitchenCare operations and operating efficiency improvements. These increases were partially offset by lower fixed cost absorption and higher incentive compensation.
For the three months ended June 30, 2016, compared to the same period in 2015, earnings from operations for the EMEA region increased by $3.3 million to $9.5 million. The increase was primarily driven by cost savings of approximately $2.5 million from the Company's Simplification and Right-Sizing initiatives, a $2.4 million improvement in KitchenCare operations, better product mix from new product introductions and operating efficiency improvements. These increases were partially offset by lower fixed cost absorption.

For the six months ended June 30, 2016, compared to the same period in 2015, earnings from operations for the EMEA region increased by $6.3 million to $15.6 million. The increase was primarily driven by cost savings of approximately $4.5 million from the Company's Simplification and Right-Sizing initiatives, a $3.5 million improvement in KitchenCare operations in the region, and operating efficiency improvements. These increases were partially offset by lower fixed cost absorption.
For the three months ended June 30, 2016, compared to the same period in 2015, earnings from operations for the APAC region decreased by $2.0 million to $4.2 million. The decrease was primarily driven by the negative impact of lower sales volumes on fixed cost absorption, partially offset by savings from the Company's Simplification and Right-Sizing initiatives of $0.7 million.
For the six months ended June 30, 2016, compared to the same period in 2015, earnings from operations for the APAC region decreased by $2.9 million to $7.3 million. The decrease was primarily driven by the negative impact of lower sales volumes on fixed cost absorption, partially offset by savings from the Company's Simplification and Right-Sizing initiatives of $0.9 million, and operating efficiency improvements.
Total selling, general and administrative expenses amounted to $75.4 million for the three months ended June 30, 2016, an increase of 9.0 percent or $6.2 million compared to the prior year period. The increase was principally driven by a $5.6 million increase in expenses related to incentive compensation and a $3.8 million increase in research and development and marketing and spin related expenses, partially offset by the impact from the divestiture of the KPS business of approximately $2.3 million and savings from the Company's Simplification and Right-Sizing initiatives of approximately $1.6 million.
Total selling, general and administrative expenses amounted to $147.2 million for the six months ended June 30, 2016, a decrease of 2.9 percent or $4.4 million compared to the prior year period. The decrease was principally driven by the impact from the divestiture of the KPS business of approximately $5.0 million, savings from the Company's Simplification and Right-Sizing initiatives of approximately $3.2 million and cost containment savings of approximately $2.0 million. These decreases were partially offset by a $5.4 million increase in incentive compensation expenses.
Analysis of Non-Operating Income Statement Items
For the three months ended June 30, 2016, compared to the same period in 2015, interest expense increased by $26.6 million to $27.0 million. For the six months ended June 30, 2016, compared to the same period in 2015, interest expense increased by $34.8 million to $35.5 million. The increase in interest expense was related to $1,400.0 million of long-term debt issued by the Company, as a result of the Spin-Off, in the first quarter of 2016. Assuming the Company only makes the required minimum payments under the agreement, the Company’s cash obligations due to interest on long-term debt will be $47.8 million for the remainder of 2016, $95.8 million in 2017, $95.8 million in 2018, $95.4 million in 2019, $95.0 million in 2020 and $257.9 million thereafter.
The remainder of non-operating costs for the three months ended June 30, 2016 consisted of foreign currency gains and losses of $2.3 million and amortization of deferred financing fees of $1.5 million. The remainder of non-operating costs for the six months ended June 30, 2016 consisted of foreign currency gains and losses of $4.0 million, amortization of deferred financing fees of $1.9 million and a loss on disposal of assets of $0.2 million.
Financial Condition

First Six Months of 2016

Cash and cash equivalents as of June 30, 2016 totaled $40.7 million, an increase of $8.7 million from the December 31, 2015 balance of $32.0 million. Cash flows provided by operating activities for the first six months of 2016 were $2.2 million compared to cash flows used for operating activities of $10.3 million for the first six months of 2015. The increase in cash generated from operating activities of $12.5 million was primarily attributable to a smaller increase in operating assets, primarily inventory and accounts receivables, a smaller decrease in accounts payable, and an increase in other current and long-term liabilities compared to the prior year period. These favorable changes were partially offset by lower net earnings, which is mainly due to the increase in interest expense in 2016. Inventory increased principally due to higher safety stock levels to reduce customer lead times and, temporarily, to ensure satisfactory lead times related to the transfer of production from our Cleveland, Ohio plant to three receiving plants.
Cash flows used for investing activities of $6.0 million for the first six months of 2016 consisted primarily of capital expenditures of $6.2 million, with the majority of the capital expenditures related to fixed asset equipment purchases.
Cash flows provided by financing activities of $12.6 million for the first six months of 2016 consisted primarily of proceeds from new indebtedness subsequently used to fund a cash distribution to MTW as part of the Spin-Off, to make $49.6 million of payments on long-term debt and capital leases, and to fund working capital needs in the first six months.

First Six Months of 2015

Cash and cash equivalents balance as of June 30, 2015 totaled $14.8 million a decrease of $1.7 million from the December 31, 2014 balance of $16.5 million. Cash flows used for operating activities for the first six months of 2015 were $10.3 million. During the first six months of 2015, cash flows used for operations was principally related to increases in receivables and inventory and decreases in accounts payable due to higher seasonal working capital requirements in the first half of the year, as well the increased inventory levels in KitchenCare operations compared to the prior year.

Cash flows used for investing activities of $7.0 million for the first six months of 2015 consisted of capital expenditures of $6.7 million, related to fixed asset equipment purchases.
Cash flows provided by financing activities of $16.5 million for the first six months of 2015 consisted primarily related to financing transactions with MTW during the period.
Liquidity and Capital Resources
Senior Secured Credit Facilities
On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement.
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
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) consolidated cash interest expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) consolidated indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current covenant levels of the financial covenants under the Senior Secured Credit Facility are as set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
March 31, 2016	6.25:1.00	2.00:1.00
June 30, 2016	6.25:1.00	2.00:1.00

Obligations of the Company under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, and (iii) special purpose securitization vehicles).
There is a first priority perfected lien on substantially all of the assets and property of MFS and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing the obligations of the Company under the Revolving Facility and the Term Loan B Facility are pari passu.
Senior Notes
The Company issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the “Senior Notes”) under an indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes were sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company’s domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations. The notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the notes at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

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
Outstanding debt at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30,	December 31,
(in millions)	2016	2015
Revolving credit facility	$32.0	$—
Term Loan B	950.0	—
Senior Notes due 2024	425.0	—
Other	3.3	2.7
Total debt and capital leases including current portion	1,410.3	2.7
Less current portion and short-term borrowings	(1.4)	(0.4)
Less unamortized debt issuance costs	(39.0)	—
Total long-term debt and capital leases	$1,369.9	$2.3

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
Non-GAAP financial measures
This section includes financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP), as well as certain non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. The Company's non-GAAP measures may not be comparable to similarly titled measures used by other companies.
The Company believes that these measures are helpful to investors in assessing the Company's ongoing performance of its underlying businesses before the impact of special items. In addition, these non-GAAP measures provide a comparison to commonly used financial metrics within the professional investing community which do not include special items.

A reconciliation of U.S. GAAP financial measures to non-GAAP financial measures is as follows:

	Three Months Ended		Six Months Ended
Millions of dollars	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Free cash flow
Net cash provided by (used for) operating activities	$25.2	$(2.6)	$2.2	$(10.3)
Net capital expenditures	(1.7)	(3.5)	(6.2)	(6.7)
Free cash flow (1)	$23.5	$(6.1)	$(4.0)	$(17.0)
(1) Free cash flow represents operating cash flows less property, plant, and equipment additions.

Adjusted earnings before interest, taxes, other (income) expense and amortization (Adjusted Operating EBITA)
Net earnings	$15.1	$36.9	$33.2	$50.9
Income taxes	4.1	17.0	8.7	23.5
Other (income) expense, net	3.6	(0.2)	6.0	(0.6)
Interest (income) expense on notes with MTW, net	—	(4.6)	0.1	(9.3)
Interest expense	27.0	0.4	35.5	0.7
Restructuring (income) expense	0.3	(0.2)	1.6	0.5
Separation expense	1.3	0.5	4.3	0.5
Amortization expense	7.9	7.9	15.7	15.7
Adjusted earnings before interest, taxes, other (income) expense and amortization (Adjusted Operating EBITA)	$59.3	$57.7	$105.1	$81.9

Adjusted Operating EBITA margin(2):	16.1%	14.2%	15.1%	10.9%
(2) Adjusted Operating EBITA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITA by net sales.

Adjusted net earnings (3)
Net earnings	$15.1	$36.9	$33.2	$50.9
Restructuring expense (net of tax)	0.1	(0.2)	1.0	0.3
Separation expense (net of tax)	0.8	0.3	2.7	0.3
Adjusted net earnings	$16.0	$37.0	$36.9	$51.5
(3) Adjusted net earnings represents net earnings before the impact of certain items such as restructuring and separation charges.

Adjusted net earnings per share
Diluted earnings per share	$0.11	$0.27	$0.24	$0.37
Restructuring expense per share (net of tax)	—	—	0.01	—
Separation expense per share (net of tax)	0.01	—	0.02	—
Adjusted net earnings per share	$0.12	$0.27	$0.27	$0.37

Organic net sales and organic net sales in constant currency
Net sales	$368.4	$407.7	$693.9	$753.1
Less: Kysor Panel Systems sales	—	(35.1)	—	(60.5)
Plus: Welbilt Thailand sales		1.6	—	3.8
Organic net sales	368.4	374.2	693.9	696.4
Foreign currency translation	5.0	—	11.7	—
Organic net sales in constant currency	$373.4	$374.2	$705.6	$696.4

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
Forward-looking statements include descriptions of plans and objectives for future operations, and the assumptions behind those plans. The words "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may" or similar expressions, usually identify forward-looking statements. Any and all projections of future performance are forward-looking statements.
In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors could cause actual results to be significantly different from what is presented in this Quarterly Report on Form 10-Q. Those factors include, without limitation, the following:

•	the impact of the Company's separation from The Manitowoc Company, Inc. and risks relating to its ability to operate effectively as an independent, publicly traded company;
•	efficiencies and capacity utilization of facilities;
•
issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, workforce reductions or ramp-ups, and/or consolidations of existing facilities and operations;

•	the Company's ability to retain its executive management team and to attract qualified new personnel;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;
•	availability of certain raw materials;
•	growth of general and administrative expenses, including health care and postretirement costs;
•	changes in raw material prices, commodity prices and hedges in place;
•	actions of competitors, including competitive pricing;
•	the successful development of innovative products and market acceptance of new and innovative products;
•	the ability to focus and capitalize on product quality and reliability;
•	unanticipated issues associated with the quality of materials and components sourced from third parties and resolution of those issues;
•	unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;
•	consumer demand for products from the quick-service restaurant chains and kiosks;
•	growth in demand for foodservice equipment by customers in emerging markets;
•	global expansion of customers;
•	changes in the markets the Company serves;
•	unanticipated changes in consumer spending;
•	unfavorable outcomes in product liability lawsuits, or an increase in the volume of product liability lawsuits;
•	unexpected costs incurred in protecting its intellectual property;
•	weather;
•	changes in domestic and international economic and industry conditions;
•	work stoppages, labor negotiations, rates and temporary labor;
•	the availability of local suppliers and skilled labor;
•	unanticipated changes in capital and financial markets;
•	changes in the interest rate environment;
•	pressure of financing leverage;
•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of its debt obligations;
•	foreign currency fluctuations and their impact on reported results and hedges in place;
•	unexpected issues affecting its effective tax rate, including, but not limited to, global tax policies, tax reform, and tax legislation;
•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

•
the tax treatment of the Distribution and the restrictions on post-Distribution activities imposed on the Company under the Tax Matters Agreement with The Manitowoc Company, Inc. in order to preserve the tax-free treatment of the Spin-Off;

•	actions of activist shareholders;
•	costs associated with unanticipated environmental liabilities;
•	risks associated with data security and technology systems and protections;
•	world-wide political risk;
•	health outbreaks or natural disasters disrupting commerce in one or more regions of the world;
•	acts of terrorism;
•	geographic factors and economic risks;
•	changes in laws and regulations, as well as their enforcement, throughout the world;
•	changes in the costs of compliance with laws regarding trade, export controls and foreign corrupt practices;
•	foodservice equipment replacement cycles in the U.S. and other mature markets;
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

•	other events outside the Company's control.

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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
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

PART II: OTHER INFORMATION
Item 1A.  RISK FACTORS
With the exception of the revised risk factor set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Additionally, some of our operations are or may be conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods. In particular, we expect the recent weakening of the British pound following the United Kingdom's vote to exit the European Union ("Brexit") to have negative foreign currency translation impact on our Statements of Operations for the remainder of Fiscal 2016, and similar negative impacts could continue in the future.

We also incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a material transaction using a different currency than its functional currency by:

•matching cash flows and payments in the same currency;

•direct foreign currency borrowing; and

•entering into foreign exchange contracts for hedging purposes

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
Date: August 15, 2016

Manitowoc Foodservice, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer

/s/ John O. Stewart
John O. Stewart
Senior Vice President and Chief Financial Officer

/s/ Haresh Shah
Haresh Shah
Vice President Corporate Controller and Chief Accounting Officer

MANITOWOC FOODSERVICE, INC.
EXHIBIT INDEX
TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2016

Exhibit No.	Description	Filed/Furnished Herewith
10.1
Form of Employment Agreement (for Josef Matosevic, Maurice D. Jones and Richard Caron) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37548), filed on April 28, 2016 and incorporated herein by reference).

31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification	X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Income, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.

X(1)

(1) Filed herewith
(2) Furnished herewith