Form 10-Q
period 2016-09-30
Manitowoc Foodservice, Inc.
filed 2016-11-09
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

(727) 375-7010
(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's Common Stock as of October 31, 2016, the most recent practicable date, was 138,505,874.
DOCUMENTS INCORPORATED BY REFERENCE

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

MANITOWOC FOODSERVICE, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except per share data	2016	2015	2016	2015
Net sales	$384.0	$425.3	$1,077.9	$1,178.4
Cost of sales	242.0	290.0	683.6	809.6
Gross profit	142.0	135.3	394.3	368.8
Selling, general and administrative expenses	69.9	71.7	217.1	223.3
Amortization expense	7.8	7.9	23.5	23.6
Separation expense	1.4	1.0	5.7	1.5
Restructuring expense	0.6	0.8	2.2	1.3
Asset impairment expense	1.7	—	1.7	—
Earnings from operations	60.6	53.9	144.1	119.1
Interest expense	25.0	0.3	60.5	1.0
Interest (income) expense on notes with MTW — net	—	(4.2)	0.1	(13.5)
Other expense (income) — net	3.6	(1.6)	9.6	(2.2)
Earnings before income taxes	32.0	59.4	73.9	133.8
Income taxes	7.1	18.3	15.8	41.8
Net earnings	$24.9	$41.1	$58.1	$92.0
Per share data
Earnings per common share - Basic	$0.18	$0.30	$0.42	$0.67
Earnings per common share - Diluted	$0.18	$0.30	$0.42	$0.67
Weighted average shares outstanding — Basic	138,277,039	137,016,712	137,618,628	137,016,712
Weighted average shares outstanding — Diluted	139,488,577	137,016,712	138,835,834	137,016,712

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Net earnings	$24.9	$41.1	$58.1	$92.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(0.5)	(9.2)	10.6	(19.0)
Unrealized gain (loss) on derivatives, net of income taxes (benefit) of $0.0, $(0.3), $0.7 and $(0.9), respectively	(0.3)	(0.6)	2.1	(1.6)
Employee pension and post-retirement benefits, net of income taxes (benefit) of $0.2, $0.0, $(5.6) and $0.0, respectively	(0.7)	0.3	(9.3)	0.8
Total other comprehensive (loss) income, net of tax	(1.5)	(9.5)	3.4	(19.8)
Comprehensive income	$23.4	$31.6	$61.5	$72.2

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Balance Sheets
As of September 30, 2016 (Unaudited) and December 31, 2015

	September 30,	December 31,
Millions of dollars, except share data	2016	2015
Assets
Current assets:
Cash and cash equivalents	$69.6	$32.0
Restricted cash	3.5	0.6
Accounts receivable, less allowances of $4.0 and $4.0, respectively	95.5	63.8
Inventories — net	156.8	145.9
Prepaids and other current assets	12.5	10.3
Current assets held for sale	6.1	—
Total current assets	344.0	252.6
Property, plant and equipment — net	108.5	116.4
Goodwill	845.9	845.8
Other intangible assets — net	496.1	519.6
Other non-current assets	23.2	15.9
Long-term assets held for sale	—	3.7
Total assets	$1,817.7	$1,754.0
Liabilities and equity
Current liabilities:
Accounts payable	$118.1	$129.0
Accrued expenses and other liabilities	153.8	157.6
Current portion of long-term debt and capital leases	1.8	0.4
Product warranties	30.8	34.3
Total current liabilities	304.5	321.3
Long-term debt and capital leases	1,343.9	2.3
Deferred income taxes	148.0	167.9
Pension and postretirement health obligations	59.3	33.3
Other long-term liabilities	34.2	20.5
Total non-current liabilities	1,585.4	224.0
Commitments and contingencies (note 13)
Total (deficit) equity:
Common stock (300,000,000 shares and 0 shares authorized, 138,472,302 shares and 0 shares issued and 138,432,991 shares and 0 shares outstanding, respectively)	1.4	—
Additional paid-in capital (deficit)	(75.3)	—
Retained earnings	42.8	—
Net parent company investment	—	1,253.2
Accumulated other comprehensive loss	(41.1)	(44.5)
Total (deficit) equity	(72.2)	1,208.7
Total liabilities and equity	$1,817.7	$1,754.0

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated (Condensed) Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Cash flows from operating activities
Net earnings	$58.1	$92.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	13.0	14.9
Amortization of intangible assets	23.5	23.6
Amortization of deferred financing fees	3.3	—
Deferred income taxes	(8.6)	3.0
Stock-based compensation expense	4.9	2.3
Asset impairment	1.7	—
Loss on sale of property, plant and equipment	0.2	0.5
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(17.6)	(28.9)
Inventories	(11.5)	(7.7)
Other assets	(7.3)	(4.2)
Accounts payable	(10.3)	(23.6)
Other current and long-term liabilities	2.4	(3.1)
Net cash provided by operating activities	51.8	68.8
Cash flows from investing activities
Capital expenditures	(10.8)	(9.6)
Proceeds from sale of property, plant and equipment	—	0.1
Changes in restricted cash	(2.9)	(0.6)
Net cash used for investing activities	(13.7)	(10.1)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,475.6	0.5
Repayments on long-term debt and capital leases	(94.6)	(0.4)
Debt issuance costs	(41.2)	—
Dividend paid to MTW	(1,362.0)	—
Net transactions with MTW	7.0	(26.1)
Exercises of stock options	15.1	—
Net cash used for financing activities	(0.1)	(26.0)
Effect of exchange rate changes on cash	(0.4)	(1.9)
Net increase in cash and cash equivalents	37.6	30.8
Balance at beginning of period	32.0	16.5
Balance at end of period	$69.6	$47.3

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

MANITOWOC FOODSERVICE, INC.
Notes to Unaudited Consolidated (Condensed) Financial Statements

1. Description of the Business and Basis of Presentation
The Spin-Off

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). In this Quarterly Report on Form 10-Q, “Spin-Off” refers to both the above described internal reorganization and the Distribution, collectively.

In these unaudited consolidated (condensed) financial statements, unless the context otherwise requires:

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

Description of the Business
The Company is among the world's most preferred and innovative commercial foodservice equipment companies. It designs, manufactures and services an integrated portfolio of hot and cold category products. It has one of the industry's broadest portfolios of products that create optimal value for its channel partners while delivering superior performance, quality, reliability and durability for its customers. The Company's capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, and allow it to equip entire commercial kitchens and serve the world's growing demand for food prepared away from home. The Company supplies foodservice equipment to commercial and institutional foodservice operators such as full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.
Basis of Presentation
The accompanying unaudited consolidated (condensed) financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated.
During the periods presented prior to the Spin-Off on March 4, 2016, the Company's financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. The Company functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the three and nine months ended September 30, 2015. These allocated costs are primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) share-based compensation and 4) certain administrative functions, which are not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount or other measures the Company determined to be reasonable.
Management of the Company believes the assumptions underlying the accompanying unaudited consolidated (condensed) financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the accompanying unaudited consolidated (condensed) financial statements may not be indicative of the Company's future performance, and they do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the entirety of the periods presented.

Accounting Policies
In the opinion of management, the accompanying unaudited consolidated (condensed) financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, the results of cash flows for the nine months ended September 30, 2016 and 2015, and the financial position at September 30, 2016 and December 31, 2015, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved for a full year performance. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Security and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the accompanying unaudited consolidated (condensed) financial statements and related notes are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Recent Accounting Changes and Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions. This ASU requires that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit on the income statement. The excess tax items should be classified with other income tax cash flows as an operating activity. This ASU also allows an entity to account for forfeitures when they occur rather than the current U.S. GAAP practice where an entity makes an entity-wide accounting policy election to estimate the number of awards that are expected to vest. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax assets and liabilities as current and non-current on the balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company early adopted this ASU on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in this ASU require that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than as retrospective adjustments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated (condensed) financial statements or related disclosures.
In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. With the issuance of ASU 2015-15, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 and ASU 2015-03 in the first quarter of fiscal year 2016 and its impact is presented in the accompanying consolidated (condensed) financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out basis ("FIFO"). Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out basis ("LIFO"). The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early application permitted. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification ("ASC") Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated (condensed) financial statements or related disclosures.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 820)—Amendments to the Consolidation Analysis." This ASU amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated (condensed) financial statements or related disclosures.
In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on its consolidated (condensed) financial statements or related disclosures.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective in the first annual period ending after December 15, 2016, with early adoption permitted. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU provides a principles-based approach to revenue recognition to record the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as finalized by the FASB in August 2015 in ASU 2015-14 and as updated by ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date—the first interim period within fiscal years beginning after December 15, 2016. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
2. Fair Value of Financial Instruments
The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Commodity contracts	—	0.1	—	0.1
Total current assets at fair value	—	1.0	—	1.0
Non-current assets:
Commodity contracts	—	0.1	—	0.1
Total non-current assets at fair value	—	0.1	—	0.1
Total assets at fair value	$—	$1.1	$—	$1.1
Current liabilities:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Commodity contracts	—	0.6	—	0.6
Total current liabilities at fair value	—	0.9	—	0.9
Non-current liabilities:
Commodity contracts	—	0.1	—	0.1
Total non-current liabilities at fair value	—	0.1	—	0.1
Total liabilities at fair value	$—	$1.0	$—	$1.0

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$—	$—	$—
Total current assets at fair value	—	—	—	—
Total assets at fair value	$—	$—	$—	$—
Current liabilities:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Commodity contracts	—	3.1	—	3.1
Total current liabilities at fair value	—	3.2	—	3.2
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Total non-current liabilities at fair value	—	0.4	—	0.4
Total liabilities at fair value	$—	$3.6	$—	$3.6

The fair value of the Company's 9.50% Senior Notes due 2024 (the "Senior Notes") and Term Loan B under its Senior Secured Credit Facilities (as defined below) was approximately $488.8 million and $919.7 million as of September 30, 2016, respectively. Neither the Senior Notes nor the Term Loan B existed as of December 31, 2015. See Note 9, "Debt," for a description of the debt instruments and their related carrying values.
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
The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and deferred purchase price notes on receivables sold (see Note 8, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of September 30, 2016 and December 31, 2015 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, and commodity prices, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange and commodity contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified as Level 2 of the fair value hierarchy.
3. Derivative Financial Instruments
The Company uses derivative instruments to manage business risk exposures that have been identified through the risk identification and measurement process, provided they clearly qualify as "hedging" activities as defined in its risk policy. It is the Company's policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for trading or other speculative purposes.
The primary risks the Company manages using derivative instruments are commodity price risk and foreign currency exchange risk. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.
The Company designates commodity swaps and foreign currency exchange contracts as cash flow hedges of forecasted purchases of commodities and currencies.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $0.1 million of unrealized gains, net of tax, related to commodity price and currency rate hedging will be reclassified from other comprehensive (loss) income into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for fifteen and thirty-six months, respectively, depending on the type of risk being hedged.

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2016	December 31, 2015	Unit	Type
Aluminum	1,113	1,215	MT	Cash flow
Copper	853	472	MT	Cash flow
Natural gas	87,285	49,396	MMBtu	Cash flow
Steel	6,400	11,073	Short tons	Cash flow

	Units Hedged
Currency	September 30, 2016	December 31, 2015	Type
Canadian Dollar	40,055,000	587,556	Cash flow
European Euro	7,613,423	231,810	Cash flow
British Pound	5,232,246	113,115	Cash flow
Mexican Peso	—	28,504,800	Cash flow
U.S. Dollar	12,610,459	—	Cash flow
Singapore Dollar	3,115,000	—	Cash flow
For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense (income) — net" in the accompanying consolidated (condensed) statement of operations. As of September 30, 2016 and December 31, 2015, the Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity	September 30, 2016	December 31, 2015	Unit	Type
Aluminum	60	—	MT	Cash flow
Steel	947	—	Short tons	Cash flow

	Units Hedged
Currency	September 30, 2016	December 31, 2015	Recognized Location	Purpose
Canadian Dollar	9,800,000	1,117,850	Other expense (income) — net	Accounts payable and receivable settlement
European Euro	12,500,000	—	Other expense (income) — net	Accounts payable and receivable settlement
Swiss Franc	3,150,000	—	Other expense (income) — net	Accounts payable and receivable settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated (condensed) balance sheets as of September 30, 2016 and December 31, 2015 was as follows:

	ASSET DERIVATIVES
in millions	Balance Sheet Location	Fair Value
		September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	$0.9	$—
Commodity contracts	Prepaids and other current assets	0.1	—
Commodity contracts	Other non-current assets	0.1	—
Total derivatives designated as hedging instruments		$1.1	$—

Total asset derivatives		$1.1	$—
The fair values of outstanding derivative contracts recorded as liabilities in the accompanying consolidated (condensed) balance sheets as of September 30, 2016 and December 31, 2015 were as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
		September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other liabilities	$0.3	$0.1
Commodity contracts	Accrued expenses and other liabilities	0.5	2.4
Commodity contracts	Other long-term liabilities	0.1	0.3
Total derivatives designated as hedging instruments		$0.9	$2.8

Derivatives NOT designated as hedging instruments:
Commodity contracts	Accrued expenses and other liabilities	$0.1	$0.7
Commodity contracts	Other long-term liabilities	—	0.1
Total derivatives NOT designated as hedging instruments		$0.1	$0.8

Total liability derivatives		$1.0	$3.6

The effects of derivative instruments in the accompanying consolidated (condensed) statements of operations for the three and nine months ended September 30, 2016 and 2015 for gains or losses initially recognized in "Accumulated other comprehensive loss" ("AOCI") in the accompanying consolidated (condensed) balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended			Three Months Ended
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Foreign exchange contracts	$(0.3)	$(0.1)	Cost of sales	$0.4	$(0.3)
Commodity contracts	—	(0.5)	Cost of sales	(0.2)	(1.0)
Total	$(0.3)	$(0.6)		$0.2	$(1.3)

	Nine Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Foreign exchange contracts	$0.4	$0.1	Cost of sales	$0.3	$(1.2)
Commodity contracts	1.7	(1.7)	Cost of sales	(1.4)	(2.2)
Total	$2.1	$(1.6)		$(1.1)	$(3.4)

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended
	September 30, 2016	September 30, 2015
Commodity contracts	$—	$0.1	Cost of sales
Total	$—	$0.1

	Nine Months Ended
	September 30, 2016	September 30, 2015
Commodity contracts	$—	$0.1	Cost of sales
Total	$—	$0.1

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Three Months Ended
	September 30, 2016	September 30, 2015
Foreign exchange contracts	$0.6	$0.1	Other expense (income) — net
Total	$0.6	$0.1

	Nine Months Ended
	September 30, 2016	September 30, 2015
Foreign exchange contracts	$—	$0.1	Other expense (income) — net
Commodity contracts	0.7	—	Other expense (income) — net
Total	$0.7	$0.1

4. Inventories
The components of inventories at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Inventories — gross:
Raw materials	$70.5	$70.7
Work-in-process	18.5	18.7
Finished goods	96.0	83.4
Total inventories — gross	185.0	172.8
Excess and obsolete inventory reserve	(24.8)	(23.5)
Net inventories at FIFO cost	160.2	149.3
Excess of FIFO costs over LIFO value	(3.4)	(3.4)
Inventories — net	$156.8	$145.9
5. Property, Plant and Equipment
The components of property, plant and equipment at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Land	$7.3	$7.3
Building and improvements	92.1	94.3
Machinery, equipment and tooling	214.5	216.0
Furniture and fixtures	6.0	6.2
Computer hardware	53.5	51.2
Construction in progress	10.5	9.8
Total cost	383.9	384.8
Less accumulated depreciation	(275.4)	(268.4)
Property, plant and equipment — net	$108.5	$116.4
6. Goodwill and Other Intangible Assets
The Company has three reportable segments: Americas, EMEA, and APAC. The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the commonwealth of independent states. The APAC segment is principally comprised of markets in China, Singapore, Australia, India, Malaysia, Indonesia, Thailand and the Philippines. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016, are as follows:

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2015	$832.6	$4.8	$8.4	$845.8
Foreign currency impact	—	0.1	—	0.1
Balance as of September 30, 2016	$832.6	$4.9	$8.4	$845.9
The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, "Intangibles - Goodwill and Other." The Company performs an annual impairment test or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tests its reporting units and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management's judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.
As of June 30, 2016, the Company performed the annual impairment test for its reporting units, which were Americas, EMEA, and APAC, as well as its indefinite-lived intangible assets, and based on those results, the fair value of each of the Company's reporting units exceeded their respective carrying values and no impairment was indicated.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill are as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$175.1	$—	$175.1	$175.1	$—	$175.1
Customer relationships	415.3	(166.2)	249.1	415.2	(150.4)	264.8
Patents	1.7	(1.7)	—	1.7	(1.6)	0.1
Other intangibles	142.9	(71.0)	71.9	143.2	(63.6)	79.6
Total	$735.0	$(238.9)	$496.1	$735.2	$(215.6)	$519.6
Amortization expense for the three months ended September 30, 2016 and 2015 was $7.8 million and $7.9 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $23.5 million and $23.6 million, respectively.
7. Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and accrued expenses and other liabilities at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Accounts payable:
Trade accounts payable and interest payable	$115.9	$121.7
Income taxes payable	2.2	7.3
Total accounts payable	$118.1	$129.0
Accrued expenses and other liabilities:
Employee related expenses	$33.2	$24.5
Restructuring expenses	3.9	16.8
Profit sharing and incentives	12.9	3.9
Accrued rebates	50.9	49.9
Deferred revenue - current	4.2	3.8
Dividend payable to MTW	—	10.2
Customer advances	5.6	2.9
Product liability	3.0	2.6
Miscellaneous accrued expenses	40.1	43.0
Total accrued expenses and other liabilities	$153.8	$157.6
8. Accounts Receivable Securitization
Prior to the Spin-Off, MFS sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Cranes segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely MFS foreign entities and remitted all funds to MFS entities. The U.S. Seller remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to MFS subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to MFS, only the receivables which were transferred to the U.S. Seller but not sold are reflected in MFS' accompanying consolidated (condensed) balance sheets. A portion of the U.S. Seller's historical expenses related to bond administration fees and settlement fees was allocated to MFS. As the Cayman Seller is directly attributable to MFS, the assets, liabilities, income and expenses of the Cayman Seller are included in MFS' accompanying consolidated (condensed) statements of operations and balance sheets. MFS' cost of funds under the facility used a London interbank offered rate ("LIBOR") index rate plus a 1.25% fixed spread.

On March 3, 2016, MFS entered into a new $110.0 million accounts receivable securitization program (the "2016 Securitization Facility") among the Cayman Seller, as seller, MFS, Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, Manitowoc Foodservice UK Limited, Manitowoc Foodservice Asia Pacific Private Limited and the other persons who may be from time to time, a party thereto, as servicers, with Wells Fargo Bank, National Association, as purchaser and agent, whereby MFS will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, will sell, convey, transfer and assign to a third-party financial institution (the “Purchaser”), all of the rights, title and interest in and to its pool of receivables. The Purchaser will receive ownership of the pool of receivables. MFS, along with certain of its subsidiaries, act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required under the 2016 Credit Agreement as described in Note 9, "Debt."

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as MFS' collection history, the fair value of its deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes recorded at September 30, 2016 and December 31, 2015 was $75.0 million and $48.4 million, respectively, and is included in "Accounts receivable, less allowances" in the accompanying consolidated (condensed) balance sheets.
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $89.7 million at September 30, 2016 and $100.9 million at December 31, 2015. This decrease was primarily due to approximately $15.9 million of the balance being allocated from MTW from a combined securitization facility on a carve out basis at December 31, 2015 compared to the specific deferred purchase price notes on a standalone basis at September 30, 2016 and is reflected in "Net transactions with MTW" in cash flows from financing activities in the accompanying consolidated (condensed) statements of cash flows.
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
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current covenant levels of the financial covenants under the Senior Secured Credit Facilities are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
March 31, 2016	6.25:1.00	2.00:1.00
June 30, 2016	6.25:1.00	2.00:1.00
September 30, 2016	6.00:1.00	2.25:1.00
Obligations of the Company under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, and (iii) special purpose securitization vehicles).

There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing the obligations of the Company under the Senior Secured Credit Facilities are pari passu.
Senior Notes
On February 18, 2016, the Company issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the "Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.
The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the "Securities Act"). In August 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered pursuant under the Securities Act.
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
Outstanding debt at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Revolving credit facility	$50.0	$—
Term Loan B	905.0	—
Senior Notes due 2024	425.0	—
Other	3.6	2.7
Total debt and capital leases, including current portion	1,383.6	2.7
Less current portion and short-term borrowings	(1.8)	(0.4)
Less unamortized debt issuance costs	(37.9)	—
Total long-term debt and capital leases	$1,343.9	$2.3

As of September 30, 2016, the Company had outstanding $3.6 million of other indebtedness that has a weighted-average interest rate for the three months ended September 30, 2016 of approximately 4.13% per annum.
As of September 30, 2016, the Company had $50.0 million of borrowings outstanding under the Revolving Facility. During the quarter ended September 30, 2016, the highest daily borrowing was $57.0 million and the average borrowing was $47.9 million, while the average interest rate was 3.33% per annum. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of September 30, 2016, the spreads for LIBOR and Prime borrowings were 2.75% and 1.75%, respectively, given the Company's effective Consolidated Total Leverage Ratio for this period.
As of September 30, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facilities and the Senior Notes. Based upon management's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent 12 months. As of September 30, 2016, the Company's Consolidated Total Leverage Ratio was 5.29:1.00, under the maximum ratio of 6.00:1.00, and its Consolidated Interest Coverage Ratio was 3.17:1.00, above the minimum ratio of 2.25:1.00.

10. Income Taxes
For the three months ended September 30, 2016, the Company recorded a $7.1 million income tax provision, reflecting a 22.2% effective tax rate, compared to an $18.3 million income tax provision, reflecting a 30.8% effective tax rate for the three months ended September 30, 2015. The decrease in the Company's tax provision for the three months ended September 30, 2016, relative to the three months ended September 30, 2015, resulted primarily from a $27.4 million reduction in global earnings before income taxes coupled with a decrease in U.S.-based earnings subject to tax at 35.0%, that included interest expense applicable to periods after the Spin-Off, and an increase in earnings derived from foreign jurisdictions subject to tax at lower rates.
For the nine months ended September 30, 2016, the Company recorded a $15.8 million income tax provision, compared to a $41.8 million income tax provision for the nine months ended September 30, 2015. The decrease in the Company's tax provision for the nine months ended September 30, 2016, relative to the prior year resulted primarily from $2.9 million in tax-related out-of-period balance sheet adjustments related to the Spin-Off that were recognized as discrete adjustments in the income tax provision for the first quarter of 2016. The Company does not believe these adjustments are material to its unaudited consolidated (condensed) financial statements for the nine months ended September 30, 2016, or its comparative annual or quarterly financial statements. These adjustments were coupled with a $59.9 million reduction in earnings before income taxes and the weighting of foreign earnings before income taxes relative for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
The Company's effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate. Foreign earnings are generated from operations in the Company's three reportable segments of Americas, EMEA, and APAC.
The Company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company's income tax provision, and could have a material effect on operating results.
The Company's unrecognized tax benefits, including interest and penalties, were $12.1 million and $16.6 million as of September 30, 2016 and December 31, 2015, respectively. The decrease for the nine months ended September 30, 2016 related to the portion of the unrecognized tax benefits allocable to the Company that were included in equity and a second quarter reduction in unrecognized tax benefits of $0.4 million. During the next twelve months, it is reasonably possible that unrecognized tax benefits will decrease by $1.2 million due to expiration of statute of limitation periods for the related items.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of September 30, 2016, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
11. Equity
On March 4, 2016, MTW distributed 137.0 million shares of MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company with each shareholder receiving one share of its common stock for each share of MTW common stock held by the shareholder on February 22, 2016, the record date for the distribution. Any fractional shares of its common stock otherwise issuable to MTW shareholders were aggregated into whole shares and sold on the open market, and the fractional shareholders will receive a pro rata share of the proceeds of the sale, after deducting any taxes required to be withheld and after deducting an amount equal to all brokerage fees and other costs attributed to the sale.
On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of $1,362.0 million. MFS did not declare or pay any other dividends to its stockholders during the three or nine months ended September 30, 2016 or September 30, 2015.

The following is a roll-forward of equity for the nine months ended September 30, 2016 and 2015:

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
Balance at December 31, 2015	—	$—	$—	$—	$1,253.2	$(44.5)	$1,208.7
Net earnings	—	—	—	42.8	15.3	—	58.1
Net transfers to MTW	—	—	—	—	(1,362.0)	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	(47.4)	(48.4)
Reclassification of net investment to additional paid-in capital	—	—	(94.5)	—	94.5	—	—
Issuance of common stock at Spin-Off	137,016,712	1.4	(1.4)	—	—	—	—
Issuance of common stock, equity-based compensation plans	1,455,590	—	15.1	—	—	—	15.1
Stock-based compensation expense	—	—	4.9	—	—	—	4.9
Adjustment from Spin-Off	—	—	0.6	—	—	—	0.6
Other comprehensive income	—	—	—	—	—	50.8	50.8
Balance at September 30, 2016	138,472,302	$1.4	$(75.3)	$42.8	$—	$(41.1)	$(72.2)

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balance at December 31, 2014	—	$—	$—	$—	$1,272.1	$(20.7)	$1,251.4
Net earnings	—	—	—	—	92.0	—	92.0
Other comprehensive loss	—	—	—	—	—	(19.8)	(19.8)
Net increase in net parent company investment	—	—	—	—	(8.2)	—	(8.2)
Balance at September 30, 2015	—	$—	$—	$—	$1,355.9	$(40.5)	$1,315.4

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2016 and 2015 are as follows:

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
Other comprehensive income (loss) before reclassifications	17.2	0.3	(9.4)	8.1
Amounts reclassified from accumulated other comprehensive income	—	0.6	0.5	1.1
Net current period other comprehensive income (loss)	17.2	0.9	(8.9)	9.2
Balance at March 31, 2016	$9.3	$(0.9)	$(43.7)	$(35.3)
Other comprehensive (loss) income before reclassifications	(6.1)	1.1	0.1	(4.9)
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.2	0.6
Net current period other comprehensive (loss) income	(6.1)	1.5	0.3	(4.3)
Balance at June 30, 2016	$3.2	$0.6	$(43.4)	$(39.6)
Other comprehensive loss before reclassifications	(0.5)	(0.2)	(1.1)	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	0.4	0.3
Net current period other comprehensive (loss) income	(0.5)	(0.3)	(0.7)	(1.5)
Balance at September 30, 2016	$2.7	$0.3	$(44.1)	$(41.1)

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2014	$17.3	$(1.0)	$(37.0)	$(20.7)
Other comprehensive (loss) income before reclassifications	(11.1)	(2.4)	1.4	(12.1)
Amounts reclassified from accumulated other comprehensive income	—	0.7	0.3	1.0
Net current period other comprehensive (loss) income	(11.1)	(1.7)	1.7	(11.1)
Balance at March 31, 2015	$6.2	$(2.7)	$(35.3)	$(31.8)
Other comprehensive income (loss) before reclassifications	1.3	0.1	(1.4)	—
Amounts reclassified from accumulated other comprehensive income	—	0.6	0.2	0.8
Net current period other comprehensive income (loss)	1.3	0.7	(1.2)	0.8
Balance at June 30, 2015	$7.5	$(2.0)	$(36.5)	$(31.0)
Other comprehensive (loss) income before reclassifications	(9.2)	(1.4)	—	(10.6)
Amounts reclassified from accumulated other comprehensive income	—	0.8	0.3	1.1
Net current period other comprehensive (loss) income	(9.2)	(0.6)	0.3	(9.5)
Balance at September 30, 2015	$(1.7)	$(2.6)	$(36.2)	$(40.5)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$0.4	$0.3		Cost of sales
Commodity contracts	(0.2)	(1.4)		Cost of sales
	0.2	(1.1)		Total before tax
	(0.1)	0.4		Tax (expense) benefit
	$0.1	$(0.7)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(0.6)	$(1.9)	(a)
	(0.6)	(1.9)		Total before tax
	0.2	0.7		Tax benefit
	$(0.4)	$(1.2)		Net of tax

Total reclassifications for the period, net of tax	$(0.3)	$(1.9)		Net of tax

(a) These other comprehensive income (loss) components are included in the net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).
The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.3)	$(1.2)		Cost of sales
Commodity contracts	(1.0)	(2.2)		Cost of sales
	(1.3)	(3.4)		Total before tax
	0.5	1.3		Tax benefit
	$(0.8)	$(2.1)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(0.3)	$(0.8)	(a)
	(0.3)	(0.8)		Total before tax
	—	—		Tax benefit
	$(0.3)	$(0.8)		Net of tax

Total reclassifications for the period, net of tax	$(1.1)	$(2.9)		Net of tax

(a) These other comprehensive income (loss) components are included in the net periodic pension cost (see Note 16, "Employee Benefit Plans," for further details).

12. Stock-Based Compensation
The Company's employees historically participated in MTW's stock-based compensation plans. Stock-based compensation expense relating to awards under MTW's stock-based compensation plans has been allocated to the Company based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, the Company continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the Company's employees.
The Company adopted the 2016 Omnibus Incentive Compensation Plan (the "2016 Plan"), under which it makes equity-based and cash-based incentive awards to attract, retain, focus and motivate executives and other selected employees, directors, consultants and advisors. The 2016 Plan is intended to accomplish these objectives by offering participants the opportunity to acquire shares of MFS common stock, receive monetary payments based on the value of such common stock or receive other incentive compensation under the 2016 Plan. In addition, the 2016 Plan permits the issuance of awards ("Replacement Awards") in partial substitution for awards relating to shares of common stock of MTW that were outstanding immediately prior to the Spin-Off.
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
The 2016 Plan permits the granting of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of stock-based awards. Under the 2016 Plan, 16.2 million shares of MFS common stock have been reserved for issuance, all of which may be issued upon the exercise of incentive stock options. These numbers may be adjusted in the event of certain corporate transactions or other events specified in the 2016 Plan.
Following the Spin-Off on March 4, 2016, the Company granted long-term stock-based incentive awards under the 2016 Plan to its executive officers. The long-term stock-based incentive awards consisted of stock options with 4-year ratable vesting (25% of the aggregate grant value of the long-term incentive award) and performance shares (75% of the aggregate grant value of the long-term incentive award) that will be earned or forfeited based on performance as measured by cumulative fully diluted earnings per share and return on invested capital over a 3-year performance period. The details of these awards to the Company's named executive officers will be disclosed as required by applicable SEC regulations in the Company's proxy statement for its annual meeting in 2017.
Total stock-based compensation expense was $1.2 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively. The three months ended September 30, 2016 also included $0.3 million of additional separation expense recorded as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off. Total stock-based compensation expense was $3.8 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively. The nine months ended September 30, 2016 also included $1.1 million of additional separation expense recorded as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off. The Company recognizes stock-based compensation expense over the stock-based awards' vesting period.
The Company granted options to acquire 0.3 million and 0.2 million shares of common stock to employees during the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company issued a total of 0.3 million restricted stock units to employees and directors during the nine months ended September 30, 2016, and 0.1 million restricted stock units to employees and directors during the nine months ended September 30, 2015. The restricted stock units granted to employees in 2015 and 2016 vest on the third anniversary of the grant date. The restricted stock units granted to directors in 2015 vest on the second anniversary of the grant date.
13. Contingencies and Significant Estimates
As of September 30, 2016, the Company held reserves for environmental matters related to certain locations of approximately $0.5 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations, or cash flows individually or in the aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, it does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.
As of September 30, 2016, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The range of the Company's self-insured retention levels is $0.1 million to $0.3 million per occurrence. As of September 30, 2016, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.

Product liability reserves in the accompanying consolidated (condensed) balance sheets at September 30, 2016 and December 31, 2015 were $3.0 million and $2.6 million, respectively; $1.2 million and $0.9 million, respectively, was reserved specifically for actual cases, and $1.8 million and $1.7 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At September 30, 2016 and December 31, 2015, the Company had reserved $30.8 million and $34.3 million, respectively, for warranty claims included in "Product warranties" in the accompanying consolidated (condensed) balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 14, “Product Warranties,” for further information.
It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of its historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.
The Company is also involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel's evaluation of such actions, in the opinion of management, the ultimate resolution of all matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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

Below is a table summarizing the product warranties activity for the nine months ended September 30, 2016 and for the twelve months ended December 31, 2015:

	September 30,	December 31,
(in millions)	2016	2015
Balance at the beginning of the period	$40.0	$42.0
Accruals for warranties issued	17.0	24.2
Settlements made (in cash or in kind)	(20.4)	(25.2)
Currency translation impact	(0.2)	(1.0)
Balance at the end of the period	$36.4	$40.0
The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. The deferred revenue on warranties included in "Accrued expenses and other liabilities" and "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets at September 30, 2016 and December 31, 2015, was $5.6 million and $5.7 million, respectively. Removing deferred revenue from the ending balances detailed above, the total amount of product warranties at September 30, 2016 and December 31, 2015, was $30.8 million and $34.3 million, respectively.

15. Restructuring
In conjunction with the acquisition of Enodis in October 2008, certain restructuring activities were undertaken to recognize cost synergies and rationalize the new cost structure of the Company. The restructuring reserve balance as of September 30, 2016 and December 31, 2015 includes certain of these costs, including a pension withdrawal liability, which are recorded in "Accrued expenses and other liabilities" and "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets. The Company recorded additional amounts in 2016 primarily related to the pension withdrawal liability and the proposed closing of its Sellersburg and Singapore facilities. The Company recorded additional amounts in 2015 primarily related to a company-wide reduction in force and the closing of its Cleveland facility.

The following is a rollforward of all restructuring activities for the nine months ended September 30, 2016 (in millions):

Restructuring Reserve Balance as of December 31, 2015	Restructuring Charges	Use of Reserve	Restructuring Reserve Balance as of September 30, 2016
$16.8	$2.2	$(3.7)	$15.3

On August 11, 2016, the Company announced that it will transfer the products manufactured at its Singapore plant to its plants in Prachinburi, Thailand and Foshan, China and subsequently close the Singapore plant, which occurred by the end of Q3 2016. This action relates entirely to the Company's APAC reportable segment. The Company expects to incur approximately $3.0 million of restructuring expenses in 2016 in connection with these product transfers and plant closures and plans to sell the related assets within the next 6 months.

During the fourth quarter of 2015 and through the first half of 2016, the Company relocated its manufacturing, warehousing and distribution operations conducted at its Cleveland, Ohio plant and subsequently closed this facility. These actions relate entirely to the Company's Americas reportable segment. The Company expects to sell the related land, building and building improvements within the next 6 months.

As of September 30, 2016, the property, plant and equipment - net of $2.6 million and $3.5 million related to the Singapore and Cleveland plant closures, respectively, met the criteria to be classified as held for sale and are presented as "Current assets held for sale" in the accompanying consolidated (condensed) balance sheets.

16. Employee Benefit Plans
The Company maintains several different retirement plans for its operations in the United States, Europe and Asia. This footnote describes those retirement plans that are maintained for the Company's U.S.-based employees. The current plans are based largely upon benefit plans that MTW maintained prior to the Spin-Off. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts.
Defined Benefit Plans
Prior to December 31, 2015, MTW maintained two defined benefit pension plans for its eligible employees and retirees: (1) The Manitowoc Company, Inc. Pension Plan (the “MTW Pension Plan”); and (2) The Manitowoc Company, Inc. Supplemental Executive Retirement Plan (the “MTW SERP”). The MTW Pension Plan and the MTW SERP (together, the “MTW DB Plans”) covered eligible employees of MTW, including MTW's Cranes business and Foodservice business. The MTW Pension Plan is frozen to new participants and future benefit accruals.
Effective January 1, 2016, a portion of each MTW DB Plan was spun off to create separate plans for MTW's Foodservice business: (1) the Manitowoc Foodservice Pension Plan (the “MFS Pension Plan”); and (2) the Manitowoc Foodservice Supplemental Executive Retirement Plan (the “MFS SERP”). The MFS Pension Plan and the MFS SERP (together, the “MFS DB Plans”) were initially sponsored by Manitowoc FSG U.S. Holding, LLC. MFS assumed sponsorship of the MFS DB Pension Plans on March 4, 2016. MFS no longer participates in the MTW DB Plans. The MFS DB Plans are substantially similar to the former MTW DB Plans.
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
MFS accounted for the Shared Plans for the purpose of the consolidated (condensed) financial statements as a multiemployer plan. Accordingly, MFS did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.1 million for the three months ended September 30, 2015 and $0.1 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively, are reflected in the accompanying consolidated (condensed) statements of operations. This expense reflects an approximation of MFS' portion of the costs of the Shared Plans as well as costs attributable to MTW corporate employees, which have been allocated to the consolidated (condensed) statements of operations based on methodology deemed reasonable by management.
During the nine months ended September 30, 2016, MFS assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for MFS employees and certain other MTW-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in AOCI.

The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in MFS consolidated (condensed) balance sheets and the income and expenses are recorded in the accompanying consolidated (condensed) statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in "Accumulated other comprehensive (loss) income, net of taxes" until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist.

The components of periodic benefit costs for the Direct Plans for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—	$0.2	$—
Interest cost of projected benefit obligations	2.0	0.1	6.3	0.3
Expected return on plan assets	(1.5)	—	(4.7)	—
Amortization of actuarial net loss	0.6	—	1.9	—
Net periodic benefit costs	$1.2	$0.1	$3.7	$0.3

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—	$0.3	$—
Interest cost of projected benefit obligations	1.7	—	4.9	0.1
Expected return on plan assets	(1.4)	—	(4.1)	—
Amortization of actuarial net loss	0.3	(0.1)	0.9	(0.1)
Net periodic benefit costs	$0.7	$(0.1)	$2.0	$—
Defined Contribution Plans
Prior to December 31, 2015, MTW maintained three defined contribution retirement plans for its eligible employees and retirees: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “MTW 401(k) Retirement Plan”); (2) The Manitowoc Company, Inc. Retirement Savings Plan (the “MTW Retirement Savings Plan”); and (3) The Manitowoc Company, Inc. Deferred Compensation Plan (the “MTW Deferred Compensation Plan”).  The MTW 401(k) Retirement Plan, the MTW Retirement Savings Plan and the MTW Deferred Compensation Plan (together, the “MTW DC Plans”) covered eligible employees of MTW, including MTW's Cranes business and Foodservice business.

Effective January 1, 2016, a portion of each MTW DC Plan was spun off to create separate plans for MTW's Foodservice business: (1) the Manitowoc Foodservice 401(k) Retirement Plan (the “MFS 401(k) Retirement Plan”); (2) the Manitowoc Foodservice Retirement Savings Plan (the “MFS Retirement Savings Plan”); and (3) the Manitowoc Foodservice Deferred Compensation Plan (the “MFS Deferred Compensation Plan”). The MFS 401(k) Retirement Plan, the MFS Retirement Savings Plan and the MFS Deferred Compensation Plan (together, the “MFS DC Plans”) were initially sponsored by Manitowoc FSG U.S. Holding, LLC. MFS assumed sponsorship of the MFS DC Pension Plans on March 4, 2016. MFS no longer participates in the MTW DC Plans. The MFS DC Plans are substantially similar to the former MTW DB Plans.

The MTW DC Plans and the MFS DC Plans result in individual participant balances that reflect a combination of amounts contributed by MTW and MFS or deferred by the participant, amounts invested at the direction of either the company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

17. Business Segments
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of MFS' reportable segments. Management organizes the business based on geography, and has designated the regions Americas, EMEA, and APAC as reportable segments.

The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 1, "Description of the Business and Basis of Presentation," except that certain corporate-level expenses were not allocated to the segments for the periods prior to the Spin-Off. These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, restructuring expense and other non-operating expenses. MFS evaluates segment performance based upon earnings before interest, taxes, other (income) expense and amortization expense ("Operating EBITA") before the aforementioned expenses. Financial information relating to the Company's reportable segments for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net sales:
Americas	$316.9	$359.4	$881.7	$999.8
EMEA	67.9	68.9	212.8	214.9
APAC	52.5	48.6	134.5	135.5
Elimination of intersegment sales	(53.3)	(51.6)	(151.1)	(171.8)
Total net sales	$384.0	$425.3	$1,077.9	$1,178.4

Segment Operating EBITA:
Americas	$64.5	$61.6	$166.2	$141.3
EMEA	9.7	5.0	26.6	15.5
APAC	8.3	7.7	15.6	17.9
Total segment Operating EBITA	82.5	74.3	208.4	174.7
Corporate and unallocated	(14.1)	(12.5)	(40.8)	(32.0)
Amortization expense	(7.8)	(7.9)	(23.5)	(23.6)
Interest expense	(25.0)	(0.3)	(60.5)	(1.0)
Interest income (expense) on notes with MTW — net	—	4.2	(0.1)	13.5
Other (expense) income — net	(3.6)	1.6	(9.6)	2.2
Earnings before income taxes	$32.0	$59.4	$73.9	$133.8

Operating EBITA % by segment (1) :
Americas	20.4%	17.1%	18.8%	14.1%
EMEA	14.3%	7.3%	12.5%	7.2%
APAC	15.8%	15.8%	11.6%	13.2%
(1) Operating EBITA % in the section above is calculated by dividing the dollar amount of Operating EBITA by net sales for each respective segment.

Net sales by geographic area (2) :
United States	$257.5	$292.4	$713.7	$808.8
Other Americas	26.2	29.5	73.2	80.5
EMEA	56.7	62.4	177.5	177.2
APAC	43.6	41.0	113.5	111.9
Total net sales by geographic area	$384.0	$425.3	$1,077.9	$1,178.4
(2) Net sales in the section above are attributed to geographic regions based on location of customer.

As of September 30, 2016 and December 31, 2015, total assets by reportable segment are as follows:

(in millions)	September 30, 2016	December 31, 2015
Total assets by segment:
Americas	$1,487.7	$1,495.2
EMEA	157.5	148.5
APAC	97.1	96.5
Corporate	75.4	13.8
Total assets	$1,817.7	$1,754.0
18. Net Parent Company Investment and Related Party Transactions
Related Party Transactions and Cash Management Prior to the Spin-Off: MFS does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between MFS and MTW are reflected in "Net parent company investment" in the accompanying consolidated (condensed) balance sheets and in the accompanying consolidated (condensed) statements of cash flows as a financing activity in “Net transactions with MTW.” Prior to the Spin-Off, MFS participated in MTW's centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.
Net Parent Company Investment and Corporate Cost Allocations Prior to the Spin-Off: Prior to the Spin-Off, MTW performed certain general and corporate functions on MFS' behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit, and information technology (“general corporate expenses”). For purposes of preparing the combined financial statements for periods prior to the Spin-Off these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount, or other methodologies deemed appropriate by management. These general corporate expenses were included within “Selling, general and administrative” costs and "Net Parent Company Investment," accordingly. Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent MFS' results of operations, financial position, or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if MFS had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to MFS during the three and nine months ended September 30, 2016 was $0.0 million and $5.2 million, respectively, and general corporate expenses allocated to MFS during the three and nine months ended September 30, 2015 were $5.9 million and $19.0 million, respectively.

None of MTW's debt has been reflected in the accompanying consolidated (condensed) balance sheet of MFS as of December 31, 2015 because MFS was not a party to the obligations between MTW and the debt holders. No financing costs or interest expense associated with MTW's debt has been allocated to the consolidated (condensed) financial statements for periods prior to the Spin-Off.

All significant intercompany transactions between MFS and MTW have been included within Net Parent Company Investment in the accompanying consolidated (condensed) balance sheet related to the period ended December 31, 2015. The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the consolidated (condensed) statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the consolidated (condensed) statements of operations. There was no interest income on the notes with MTW during the three and nine months ended September 30, 2016. Interest income on the notes with MTW was $4.2 million and $13.5 million for the three and nine months ended September 30, 2015, respectively. Interest expense on the notes with MTW was $0.1 million for the nine months ended September 30, 2016. There was no interest expense on the notes with MTW during the nine months ended September 30, 2015.

The notes receivable balance from MTW as of December 31, 2015 was $70.8 million. The notes payable balance to MTW as of December 31, 2015 was $9.9 million.

Guarantees Prior to the Spin-Off: Certain of MTW's subsidiaries, which includes selected entities that are part of MFS, entered into guarantee agreements with MTW's lenders whereby these subsidiaries guaranteed the obligations under, and/or pledged their assets as collateral, with respect to such MTW debt. However, none of these MFS subsidiaries were named as obligors in the debt agreements held in the name of MTW. For that reason, MTW did not historically allocate debt balances and/or charge out third-party debt related expenses to MFS.

Post Spin-Off Activity: In connection with the Spin-Off, the Company entered into a series of agreements with MTW, which are intended to govern the relationship between MFS and MTW and to facilitate an orderly separation of MFS from MTW. These agreements include a Master Separation and Distribution Agreement ("Separation Agreement"), Transition Services Agreement ("TSA"), Employee Matters Agreement, Intellectual Property Matters Agreement, and Tax Matters Agreement.

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in MFS and certain assets and liabilities in exchange for a $1,362.0 million cash distribution that was funded through the long-term debt incurred by MFS. In addition, separation related adjustments are included in additional paid-in capital (deficit) on the consolidated (condensed) balance sheet consisting of net liabilities assumed by MFS related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million, income taxes payable of $0.6 million and $47.4 million of other comprehensive income related to pension and currency translation, net of tax.

The Separation Agreement included provisions on the allocation of assets and liabilities between legal entities that were being split into a separate MTW and MFS legal entity as part of the Spin-Off. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post Spin-Off.

Under the TSA, MFS and MTW will provide each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. MFS anticipates that it will generally be in a position to complete the transition of most services on or before 12 months following the date of the Spin-Off. The expenses related to the TSA through September 30, 2016 were immaterial.

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
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	138,277,039	137,016,712	137,618,628	137,016,712
Effect of dilutive securities	1,211,538	—	1,217,206	—
Diluted weighted average common shares outstanding	139,488,577	137,016,712	138,835,834	137,016,712
For the three and nine months ended September 30, 2016, 2.4 million and 2.5 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares, respectively.
On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of approximately $1,362.0 million. MFS did not declare or pay any other dividends to its stockholders during the three or nine months ended September 30, 2016 or September 30, 2015, respectively.
20. Subsidiary Guarantors of Senior Notes due 2024
The following tables present consolidating (condensed) financial information for (a) MFS; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of MFS ("Subsidiary Guarantors"); and (c) the wholly and partially owned foreign subsidiaries of MFS, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Subsidiary Guarantors and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the Three Months Ended September 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$285.4	$192.2	$(93.6)	$384.0
Cost of sales	1.2	197.2	137.2	(93.6)	242.0
Gross profit	(1.2)	88.2	55.0	—	142.0
Selling, general and administrative expenses	8.3	37.9	23.7	—	69.9
Amortization expense	—	7.1	0.7	—	7.8
Separation expense	1.3	0.1	—	—	1.4
Restructuring expense	—	0.6	—	—	0.6
Asset impairment expense	—	1.7	—	—	1.7
(Loss) earnings from operations	(10.8)	40.8	30.6	—	60.6
Interest expense	24.2	0.2	0.6	—	25.0
Other expense — net	1.4	1.4	0.8	—	3.6
Equity in earnings (loss) of subsidiaries	41.0	22.6	—	(63.6)	—
Earnings (loss) before income taxes	4.6	61.8	29.2	(63.6)	32.0
Income (benefit) taxes	(20.3)	20.8	6.6	—	7.1
Net earnings (loss)	$24.9	$41.0	$22.6	$(63.6)	$24.9
Total other comprehensive (loss) income, net of tax	(1.5)	(0.8)	(0.7)	1.5	(1.5)
Comprehensive income (loss)	$23.4	$40.2	$21.9	$(62.1)	$23.4

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the Three Months Ended September 30, 2015 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$299.3	$209.0	$(83.0)	$425.3
Cost of sales	—	213.5	159.5	(83.0)	290.0
Gross profit	—	85.8	49.5	—	135.3
Selling, general and administrative expenses	7.6	37.7	26.4	—	71.7
Amortization expense	—	6.4	1.5	—	7.9
Separation expense	1.0	—	—	—	1.0
Restructuring expense	—	—	0.8	—	0.8
(Loss) earnings from operations	(8.6)	41.7	20.8	—	53.9
Interest expense	—	0.3	—	—	0.3
Interest (income) expense on notes with MTW — net	—	(4.4)	0.2	—	(4.2)
Other income — net	—	(0.2)	(1.4)	—	(1.6)
Equity in earnings (loss) of subsidiaries	50.8	3.7	—	(54.5)	—
Earnings (loss) before income taxes	42.2	49.7	22.0	(54.5)	59.4
Income taxes (benefit)	1.1	(1.1)	18.3	—	18.3
Net earnings (loss)	$41.1	$50.8	$3.7	$(54.5)	$41.1
Total other comprehensive (loss) income, net of tax	(9.5)	(10.1)	(9.8)	19.9	(9.5)
Comprehensive income (loss)	$31.6	$40.7	$(6.1)	$(34.6)	$31.6

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the Nine Months Ended September 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$804.4	$546.6	$(273.1)	$1,077.9
Cost of sales	2.4	559.5	394.8	(273.1)	683.6
Gross profit	(2.4)	244.9	151.8	—	394.3
Selling, general and administrative expenses	26.6	112.7	77.8	—	217.1
Amortization expense	—	21.4	2.1	—	23.5
Separation expense	5.6	—	0.1	—	5.7
Restructuring expense	—	1.4	0.8	—	2.2
Asset impairment expense	—	1.7	—	—	1.7
(Loss) earnings from operations	(34.6)	107.7	71.0	—	144.1
Interest expense	58.2	1.0	1.3	—	60.5
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Other expense (income) — net	12.4	46.9	(49.7)	—	9.6
Equity in earnings (loss) of subsidiaries	114.9	86.8	—	(201.7)	—
Earnings (loss) before income taxes	9.7	146.6	119.3	(201.7)	73.9
Income (benefit) taxes	(48.4)	31.7	32.5	—	15.8
Net earnings (loss)	$58.1	$114.9	$86.8	$(201.7)	$58.1
Total other comprehensive income (loss), net of tax	3.4	14.8	20.2	(35.0)	3.4
Comprehensive income (loss)	$61.5	$129.7	$107.0	$(236.7)	$61.5

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the Nine Months Ended September 30, 2015 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$833.9	$607.0	$(262.5)	$1,178.4
Cost of sales	—	609.0	463.1	(262.5)	809.6
Gross profit	—	224.9	143.9	—	368.8
Selling, general and administrative expenses	24.2	111.1	88.0	—	223.3
Amortization expense	—	20.7	2.9	—	23.6
Separation expense	1.1	0.4	—	—	1.5
Restructuring expense	—	0.8	0.5	—	1.3
(Loss) earnings from operations	(25.3)	91.9	52.5	—	119.1
Interest expense	—	0.9	0.1	—	1.0
Interest income on notes with MTW — net	—	(12.9)	(0.6)	—	(13.5)
Other income — net	—	(2.0)	(0.2)	—	(2.2)
Equity in earnings (loss) of subsidiaries	112.5	28.5	—	(141.0)	—
Earnings (loss) before income taxes	87.2	134.4	53.2	(141.0)	133.8
Income (benefit) taxes	(4.8)	21.9	24.7	—	41.8
Net earnings (loss)	$92.0	$112.5	$28.5	$(141.0)	$92.0
Total other comprehensive (loss) income, net of tax	(19.8)	(21.5)	(20.4)	41.9	(19.8)
Comprehensive income (loss)	$72.2	$91.0	$8.1	$(99.1)	$72.2

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Balance Sheet
As of September 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.1	$2.7	$56.8	$—	$69.6
Restricted cash	—	—	3.5	—	3.5
Accounts receivable — net	0.1	—	99.4	(4.0)	95.5
Inventories — net	—	76.0	80.8	—	156.8
Prepaids and other current assets	—	2.6	10.7	(0.8)	12.5
Current assets held for sale	—	3.5	2.6	—	6.1
Total current assets	10.2	84.8	253.8	(4.8)	344.0
Property, plant and equipment — net	0.9	66.9	40.7	—	108.5
Goodwill	—	832.4	13.5	—	845.9
Other intangible assets — net	—	430.7	65.4	—	496.1
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	2,886.6	—	(2,886.6)	—
Investment in subsidiaries	3,773.7	—	—	(3,773.7)	—
Other non-current assets	5.6	3.7	65.0	(51.1)	23.2
Total assets	$3,790.4	$4,325.1	$438.4	$(6,736.2)	$1,817.7
Liabilities and equity
Current liabilities:
Accounts payable	$4.0	$68.5	$49.6	$(4.0)	$118.1
Accrued expenses and other liabilities	6.0	94.9	53.7	(0.8)	153.8
Current portion of long-term debt and capital leases	—	0.5	1.3	—	1.8
Product warranties	—	20.7	10.1	—	30.8
Total current liabilities	10.0	184.6	114.7	(4.8)	304.5
Long-term debt and capital leases	1,342.1	1.8	—	—	1,343.9
Deferred income taxes	132.0	—	61.2	(45.2)	148.0
Pension and postretirement health obligations	60.3	4.9	—	(5.9)	59.3
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,293.4	—	593.2	(2,886.6)	—
Investment in subsidiaries	—	337.0	—	(337.0)	—
Other long-term liabilities	9.1	23.1	2.0	—	34.2
Total non-current liabilities	3,852.6	366.8	660.7	(3,294.7)	1,585.4
Total (deficit) equity:
Total (deficit) equity	(72.2)	3,773.7	(337.0)	(3,436.7)	(72.2)
Total liabilities and equity	$3,790.4	$4,325.1	$438.4	$(6,736.2)	$1,817.7

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Balance Sheet
As of December 31, 2015 (Audited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.5	$28.5	$—	$32.0
Restricted cash	—	—	0.6	—	0.6
Accounts receivable — net	—	—	73.4	(9.6)	63.8
Intercompany interest receivable	—	—	4.2	(4.2)	—
Intercompany short-term note receivable	—	—	31.0	(31.0)	—
Inventories — net	—	80.2	65.7	—	145.9
Prepaids and other current assets	1.2	2.3	9.0	(2.2)	10.3
Total current assets	1.2	86.0	212.4	(47.0)	252.6
Property, plant and equipment — net	0.9	71.2	44.3	—	116.4
Goodwill	—	832.4	13.4	—	845.8
Other intangible assets — net	—	452.1	67.5	—	519.6
Intercompany long-term note receivable	—	—	42.4	(42.4)	—
Due from affiliates	—	3,074.9	—	(3,074.9)	—
Investment in subsidiaries	3,579.8	—	—	(3,579.8)	—
Other non-current assets	—	3.1	71.8	(59.0)	15.9
Long-term assets held for sale	—	3.7	—	—	3.7
Total assets	$3,581.9	$4,523.4	$451.8	$(6,803.1)	$1,754.0
Liabilities and equity
Current liabilities:
Accounts payable	$0.1	$81.8	$56.7	$(9.6)	$129.0
Accrued expenses and other liabilities	—	100.1	59.7	(2.2)	157.6
Current portion of capital leases	—	0.4	—	—	0.4
Intercompany interest payable	—	4.2	—	(4.2)	—
Intercompany short-term note payable	—	31.0	—	(31.0)	—
Product warranties	—	23.8	10.5	—	34.3
Total current liabilities	0.1	241.3	126.9	(47.0)	321.3
Long-term capital leases	—	2.3	—	—	2.3
Deferred income taxes	155.4	—	63.5	(51.0)	167.9
Pension and postretirement health obligations	35.0	6.3	—	(8.0)	33.3
Intercompany long-term note payable	—	42.4	—	(42.4)	—
Due to affiliates	2,176.9	—	898.0	(3,074.9)	—
Investment in subsidiaries	—	638.6	—	(638.6)	—
Other long-term liabilities	5.8	12.7	2.0	—	20.5
Total non-current liabilities	2,373.1	702.3	963.5	(3,814.9)	224.0
Total (deficit) equity:
Total (deficit) equity	1,208.7	3,579.8	(638.6)	(2,941.2)	1,208.7
Total liabilities and equity	$3,581.9	$4,523.4	$451.8	$(6,803.1)	$1,754.0

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Cash Flows
For the Nine Months Ended September 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(4.0)	$98.5	$(42.7)	$—	$51.8
Cash flows from investing activities
Capital expenditures	(0.6)	(5.4)	(4.8)	—	(10.8)
Changes in restricted cash	—	—	(2.9)	—	(2.9)
Intercompany investment	—	(51.0)	—	51.0	—
Proceeds from intercompany note	—	—	42.4	(42.4)	—
Net cash (used for) provided by investing activities	(0.6)	(56.4)	34.7	8.6	(13.7)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,466.9	—	8.7	—	1,475.6
Repayments on long-term debt and capital leases	(86.8)	(0.5)	(7.3)	—	(94.6)
Debt issuance costs	(41.2)	—	—	—	(41.2)
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	7.0	—	—	—	7.0
Exercises of stock options	15.1	—	—	—	15.1
Intercompany financing	15.7	—	35.3	(51.0)	—
Repayments on intercompany note	—	(42.4)	—	42.4	—
Net cash provided by (used for) financing activities	14.7	(42.9)	36.7	(8.6)	(0.1)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	10.1	(0.8)	28.3	—	37.6
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$10.1	$2.7	$56.8	$—	$69.6

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Cash Flows
For the Nine Months Ended September 30, 2015 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$28.6	$0.1	$40.1	$—	$68.8
Cash flows from investing activities
Capital expenditures	(0.3)	(5.3)	(4.0)	—	(9.6)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Changes in restricted cash	—		(0.6)	—	(0.6)
Intercompany investment	(2.2)	—	(2.1)	4.3	—
Net cash (used for) provided by investing activities	(2.5)	(5.2)	(6.7)	4.3	(10.1)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	—	0.5	—	—	0.5
Repayments on long-term debt and capital leases	—	(0.3)	(0.1)	—	(0.4)
Net transactions with MTW	(26.1)	—	—	—	(26.1)
Intercompany financing	—	4.3	—	(4.3)	—
Net cash (used for) provided by financing activities	(26.1)	4.5	(0.1)	(4.3)	(26.0)
Effect of exchange rate changes on cash	—	—	(1.9)	—	(1.9)
Net (decrease) increase in cash and cash equivalents	—	(0.6)	31.4	—	30.8
Balance at beginning of period	—	2.7	13.8	—	16.5
Balance at end of period	$—	$2.1	$45.2	$—	$47.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited consolidated (condensed) financial statements and the related notes of Manitowoc Foodservice, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of Manitowoc Foodservice, Inc. included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015. The financial information included herein may not necessarily reflect our financial condition, results of operations and cash flows in the future or what our financial condition, results of operation and cash flows would have been had Manitowoc Foodservice, Inc. been an independent, publicly-traded company prior to March 4, 2016. This Quarterly Report on Form 10-Q contains forward-looking statements as described in “Cautionary Statements about Forward-Looking Information."

Business Overview

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Manitowoc Foodservice, Inc. and its consolidated subsidiaries, collectively, the “Company,” “MFS,” “we,” “our” or “us.”

We are among the world's leading designers and manufacturers of commercial foodservice equipment. Our capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, and allow us to equip entire commercial kitchens and serve the world's growing demand for food prepared away from home. We supply foodservice equipment to commercial and institutional foodservice operators such as full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.

Our products are sold in over 100 countries globally, across the Americas, EMEA and APAC. Our products, services and solutions are marketed through a worldwide network of over 3,000 dealers and distributors under industry-leading brands, including Cleveland™, Convotherm®, Delfield®, Fabristeel™, Frymaster®, Garland®, INDUCS™, Kolpak®, Koolaire®, Lincoln®, Manitowoc® Beverage Systems, Manitowoc® Ice, Merrychef®, Multiplex®, Servend® and Welbilt®. All of our products are supported by KitchenCare, our aftermarket parts and service business.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Analysis of Net Sales

The following tables present net sales for our reportable segments for the periods presented:

	Three Months Ended September 30,
	Dollars of Sales		Percent Change Fav / (Unfav)	Percent of Sales
(in millions)	2016	2015		2016	2015
Net sales:
Americas	$316.9	$359.4	(11.8)%	82.5%	84.5%
EMEA	67.9	68.9	(1.5)%	17.7%	16.2%
APAC	52.5	48.6	8.0%	13.7%	11.4%
Elimination of inter-segment sales	(53.3)	(51.6)	3.3%	(13.9)%	(12.1)%
Total net sales	$384.0	$425.3	(9.7)%	100.0%	100.0%

	Nine Months Ended September 30,
	Dollars of Sales		Percent Change Fav / (Unfav)	Percent of Sales
(in millions)	2016	2015		2016	2015
Net sales:
Americas	$881.7	$999.8	(11.8)%	81.8%	84.8%
EMEA	212.8	214.9	(1.0)%	19.7%	18.2%
APAC	134.5	135.5	(0.7)%	12.5%	11.5%
Elimination of inter-segment sales	(151.1)	(171.8)	(12.0)%	(14.0)%	(14.5)%
Total net sales	$1,077.9	$1,178.4	(8.5)%	100.0%	100.0%

Consolidated net sales for the three months ended September 30, 2016 decreased by $41.3 million, or 9.7 percent, to $384.0 million from $425.3 million for the same period in 2015. The decrease in net sales was principally driven by an 11.8 percent decrease in the Americas segment for the three months ended September 30, 2016 compared to the prior year period. Prior year net sales for this period included $38.5 million from Kysor Panel Systems ("KPS"), which was sold in December 2015. In addition, foreign currency translation negatively impacted 2016 third quarter net sales by $5.7 million, or 1.5 percent.
Consolidated net sales for the nine months ended September 30, 2016 decreased by $100.5 million, or 8.5 percent, to $1,077.9 million from $1,178.4 million for the same period in 2015. The decrease in net sales was principally driven by an 11.8 percent decrease in the Americas segment for the nine months ended September 30, 2016 compared to the prior year period. Prior year net sales for this period included $99.0 million from KPS. In addition, foreign currency translation negatively impacted net sales for the nine months ended September 30, 2016 by $17.4 million, or 1.6 percent.
Net sales in the Americas segment for the three months ended September 30, 2016 decreased $42.5 million, or 11.8 percent, to $316.9 million, compared to $359.4 million for the same period in 2015. This decrease was primarily driven by the divestiture of KPS in December 2015, which caused a decrease of approximately $38.5 million. Adjusted for the divestiture of KPS, net sales decreased $4.0 million from the prior year primarily driven by a decrease in third party net sales of $4.1 million, offset by higher intersegment sales of $0.1 million. The decrease in third party net sales was due to lower sales of both hot-side and cold-side products in the third quarter of 2016, partially offset by an increase of $3.9 million in pricing realization from the Company's Simplification and Right-Sizing Initiatives. These initiatives include 80/20 pricing, product and customer rationalization, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction and reduction in workforce. Foreign currency translation had a $0.7 million negative impact on third party net sales in the third quarter of 2016.
Net sales in the Americas segment for the nine months ended September 30, 2016 decreased $118.1 million, or 11.8 percent, to $881.7 million, compared to $999.8 million for the same period in 2015. This decrease was primarily driven by the divestiture of KPS in December 2015, which caused a decrease of approximately $99.0 million. Adjusted for the divestiture of KPS, net sales decreased $19.1 million from the prior year primarily driven by a decrease in third party net sales of $12.2 million and lower intersegment net sales, which decreased by $6.9 million. Third party net sales decreased due to softness in sales of hot-side products and a reduction in KitchenCare sales of $5.3 million in the nine months ended September 30, 2016, partially offset by an increase of $10.0 million in pricing realization from the Simplification and Right-Sizing Initiatives. Foreign currency translation had a $6.8 million negative impact on third party net sales in the nine months ended September 30, 2016.

Net sales in the EMEA segment for the three months ended September 30, 2016 decreased $1.0 million, or 1.5 percent, to $67.9 million, compared to $68.9 million for the same period in 2015. The decrease was principally driven by a decrease in third party net sales of $1.5 million, partially offset by a $0.5 million increase in intersegment net sales. Foreign currency translation had a $4.3 million negative impact on third party net sales in the third quarter of 2016, which was offset by stronger sales of hot-side products, including Merrychef high-speed ovens, and an increase of $0.9 million in pricing realization from the Simplification and Right-Sizing Initiatives in the region.
Net sales in the EMEA segment for the nine months ended September 30, 2016 decreased $2.1 million, or 1.0 percent, to $212.8 million, compared to $214.9 million for the same period in 2015. The decrease was driven by lower intersegment net sales of $10.2 million, partially offset by an $8.1 million increase in third party net sales. Third party net sales increased due to stronger sales of hot-side products, including Merrychef high-speed ovens, stronger sales of beverage products, an increase of $2.9 million in pricing realization from the Simplification and Right-Sizing Initiatives and an increase of $2.0 million from improvement in KitchenCare sales in the region. Foreign currency translation had an $8.0 million negative impact on third party net sales in the nine months ended September 30, 2016.
Net sales in the APAC segment for the three months ended September 30, 2016 increased $3.9 million, or 8.0 percent, to $52.5 million, compared to $48.6 million for the same period in 2015. Current year net sales included $3.1 million from the Welbilt Thailand acquisition in October 2015. Third party net sales increased $2.8 million mainly due to stronger sales in hot-side products in the quarter and intersegment net sales also increased $1.1 million. Foreign currency translation had a $0.7 million negative impact on third party net sales in the third quarter of 2016.
Net sales in the APAC segment for the nine months ended September 30, 2016 decreased $1.0 million, or 0.7 percent, to $134.5 million, compared to $135.5 million for the same period in 2015. Current year net sales included $7.9 million from the Welbilt Thailand acquisition in October 2015. The decrease was primarily driven by intersegment net sales, which decreased by $3.6 million, partially offset by an increase in third party net sales of $2.6 million. Foreign currency translation had a $2.6 million negative impact on third party net sales in the nine months ended September 30, 2016.
Analysis of Earnings from Operations
The following table presents earnings from operations for our reportable segments for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Dollars of Earnings from Operations		Percent Change Fav / (Unfav)	Dollars of Earnings from Operations		Percent Change Fav / (Unfav)
(in millions)	2016	2015		2016	2015
Earnings from operations:
Americas	$57.4	$54.3	5.7%	$144.8	$119.5	21.2%
EMEA	9.0	4.5	100.0%	24.6	13.8	78.3%
APAC	8.2	7.6	7.9%	15.5	17.8	(12.9)%
Corporate and unallocated	(14.0)	(12.5)	12.0%	(40.8)	(32.0)	27.5%
Total earnings from operations	$60.6	$53.9	12.4%	$144.1	$119.1	21.0%
Consolidated earnings from operations for the three months ended September 30, 2016 were $60.6 million, an increase of $6.7 million compared to the $53.9 million of consolidated earnings from operations for the same period in 2015. Consolidated earnings from operations for the nine months ended September 30, 2016 were $144.1 million, an increase of $25.0 million compared to the $119.1 million of consolidated earnings from operations for the same period in 2015. The increase in consolidated earnings from operations for the three and nine months ended September 30, 2016 compared to the respective prior year periods was principally driven by savings from the Simplification and Right-Sizing Initiatives of approximately $19.3 million and $43.3 million, respectively, partially offset by higher incentive compensation and the sale of KPS in December 2015.
For the three months ended September 30, 2016, compared to the same period in 2015, earnings from operations for the Americas segment increased by $3.1 million to $57.4 million despite the decrease in net sales. Adjusted for the impact of the divestiture of KPS of $5.0 million, earnings from operations increased from the same period in the prior year by $8.1 million. The increase in earnings from operations was primarily driven by $15.1 million of savings from the Simplification and Right-Sizing Initiatives, a $2.5 million improvement in KitchenCare operations, and operating efficiency improvements. These increases were partially offset by the negative impact from lower sales volume and higher incentive compensation.
For the nine months ended September 30, 2016, compared to the same period in 2015, earnings from operations for the Americas segment increased by $25.3 million to $144.8 million despite the decrease in net sales. Adjusted for the impact of the divestiture of KPS of $9.9 million, earnings from operations increased from the prior year by $35.2 million. The increase in earnings from operations was primarily driven by $33.7 million of savings from the Simplification and Right-Sizing Initiatives, a $10.8 million improvement in KitchenCare operations and operating efficiency improvements. These increases were partially offset by the negative impact from lower sales volume, higher incentive compensation and lower fixed cost absorption.

For the three months ended September 30, 2016, compared to the same period in 2015, earnings from operations for the EMEA segment increased by $4.5 million to $9.0 million. The increase was primarily driven by cost savings of approximately $3.2 million from the Simplification and Right-Sizing Initiatives, better product mix from new product introductions and operating efficiency improvements. These increases were partially offset by the negative impact from foreign currency translation and higher incentive compensation.
For the nine months ended September 30, 2016, compared to the same period in 2015, earnings from operations for the EMEA segment increased by $10.8 million to $24.6 million. The increase was primarily driven by cost savings of approximately $7.7 million from the Simplification and Right-Sizing Initiatives, a $3.4 million improvement in KitchenCare operations in the region and better product mix from new product introductions. These increases were partially offset by the negative impact from foreign currency translation, higher incentive compensation and lower fixed cost absorption.
For the three months ended September 30, 2016, compared to the same period in 2015, earnings from operations for the APAC segment increased by $0.6 million to $8.2 million. The increase was primarily driven by savings from the Simplification and Right-Sizing Initiatives of $1.0 million, partially offset by higher incentive compensation.
For the nine months ended September 30, 2016, compared to the same period in 2015, earnings from operations for the APAC segment decreased by $2.3 million to $15.5 million. The decrease was primarily driven by the negative impact of lower sales volume and fixed cost absorption, partially offset by savings from the Simplification and Right-Sizing Initiatives of $1.9 million and a $1.4 million improvement in KitchenCare operations in the region.
Total selling, general and administrative expenses amounted to $69.9 million for the three months ended September 30, 2016, a decrease of $1.8 million, or 2.5 percent, compared to the prior year period. The decrease was principally driven by the impact from the divestiture of KPS of approximately $2.6 million and savings from the Simplification and Right-Sizing Initiatives of approximately $1.9 million. This was partially offset by a $1.6 million increase in separation related expenses and a $1.3 million increase due to the impact from foreign currency translation.
Total selling, general and administrative expenses amounted to $217.1 million for the nine months ended September 30, 2016, a decrease of $6.2 million, or 2.8 percent, compared to the prior year period. The decrease was principally driven by cost containment savings of $8.2 million, the impact from the divestiture of KPS of approximately $7.6 million and savings from the Simplification and Right-Sizing Initiatives of approximately $5.1 million. These decreases were partially offset by a $5.8 million increase in incentive compensation expense, which includes a $2.5 million reduction recorded during the third quarter of 2016, a $4.1 million increase due to the impact from foreign currency translation and an increase of $3.9 million in separation related expenses.
Analysis of Non-Operating Income Statement Items
For the three months ended September 30, 2016 compared to the same period in 2015, interest expense increased by $24.7 million to $25.0 million. For the nine months ended September 30, 2016 compared to the same period in 2015, interest expense increased by $59.5 million to $60.5 million. The increase in interest expense was related to $1,400.0 million of long-term debt issued by the Company as a result of the Spin-Off in the first quarter of 2016. As of September 30, 2016, assuming the Company only makes the required minimum payments under the Company's credit agreement, the Company's cash obligations due to interest on long-term debt will be $13.3 million for the remainder of 2016, $93.1 million in 2017, $93.1 million in 2018, $93.1 million in 2019, $93.3 million in 2020 and $256.2 million thereafter.
The remainder of non-operating costs for the three months ended September 30, 2016 consisted primarily of foreign currency gains and losses of $2.2 million and amortization of deferred financing fees of $1.4 million. The remainder of non-operating costs for the nine months ended September 30, 2016 consisted primarily of foreign currency gains and losses of $6.2 million, amortization of deferred financing fees of $3.3 million and loss on disposal of assets of $0.2 million.

Liquidity and Capital Resources
Overview of Factors Affecting our Liquidity

The Company's primary future cash needs will be centered on operating activities, working capital and capital investments. The Company's ability to fund its cash needs depends on its ongoing ability to generate and raise cash. Although the Company believes that its future cash from operations, together with its access to capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) its credit rating, (ii) the liquidity of the overall capital markets and (iii) the then-current state of the economy. There can be no assurances that the Company will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

The following summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
in millions	2016	2015	Change
Cash provided by (used in):
Operating activities	$51.8	$68.8	$(17.0)
Investing activities	(13.7)	(10.1)	(3.6)
Financing activities	(0.1)	(26.0)	25.9
Effect of exchange rate changes on cash	(0.4)	(1.9)	1.5
Net change in cash and cash equivalents	$37.6	$30.8	$6.8

Nine Months Ended September 30, 2016

Cash and cash equivalents as of September 30, 2016 totaled $69.6 million, an increase of $37.6 million from the December 31, 2015 balance of $32.0 million. Cash flows provided by operating activities for the nine months ended September 30, 2016 were $51.8 million compared to cash flows provided by operating activities of $68.8 million for the nine months ended September 30, 2015. The decrease in cash generated from operating activities of $17.0 million was primarily attributable to lower net earnings, which is mainly due to the increase in interest expense in 2016. This was partially offset by a smaller decrease in accounts payable, a smaller increase in accounts receivables and an increase in other current and long-term liabilities compared to the prior year period.
Cash flows used for investing activities of $13.7 million for the nine months ended September 30, 2016 consisted primarily of capital expenditures of $10.8 million, with the majority of the capital expenditures related to fixed asset equipment purchases.
Cash flows used for financing activities of $0.1 million for the nine months ended September 30, 2016 consisted primarily of proceeds from new indebtedness subsequently used to fund a cash distribution to MTW as part of the Spin-Off, to make $94.6 million of payments on long-term debt and capital leases, to pay $41.2 million of related debt issuance costs and to fund working capital needs during the nine months ended September 30, 2016.

Nine Months Ended September 30, 2015

Cash and cash equivalents as of September 30, 2015 totaled $47.3 million, an increase of $30.8 million from the December 31, 2014 balance of $16.5 million. Cash flows provided by operating activities for the nine months ended September 30, 2015 were $68.8 million. During the nine months ended September 30, 2015, cash flows provided by operating activities were principally related to increases in receivables and decreases in accounts payable due to higher seasonal working capital requirements during the nine months ended September 30, 2015.
Cash flows used for investing activities of $10.1 million for the nine months ended September 30, 2015 consisted primarily of capital expenditures of $9.6 million, related to fixed asset equipment purchases.
Cash flows used for financing activities of $26.0 million for the nine months ended September 30, 2015 related primarily to financing transactions with MTW during the period.

Financing Resources
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
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current covenant levels of the financial covenants under the Senior Secured Credit Facilities are as set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Consolidated Interest Coverage Ratio (greater than)
March 31, 2016	6.25:1.00	2.00:1.00
June 30, 2016	6.25:1.00	2.00:1.00
September 30, 2016	6.00:1.00	2.25:1.00

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
Senior Notes
On February 18, 2016, the Company issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the “Senior Notes”) under an indenture with Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.
The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. In August 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered pursuant under the Securities Act of 1933.
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
Outstanding debt at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30,	December 31,
(in millions)	2016	2015
Revolving credit facility	$50.0	$—
Term Loan B	905.0	—
Senior Notes due 2024	425.0	—
Other	3.6	2.7
Total debt and capital leases, including current portion	1,383.6	2.7
Less current portion and short-term borrowings	(1.8)	(0.4)
Less unamortized debt issuance costs	(37.9)	—
Total long-term debt and capital leases	$1,343.9	$2.3

Off-Balance Sheet Arrangements
The Company's disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•
The Company disclosed its accounts receivable securitization arrangement in Note 8, "Accounts Receivable Securitization," to the unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
The Company leases various assets under operating leases. The future estimated payments under these arrangements have not materially changed since being disclosed in Note 20, "Leases," to the audited combined financial statements in the Company's latest annual report on Form 10-K for the year ended December 31, 2015.

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

Non-GAAP Financial Measures
The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with U.S. GAAP. The Company's non-GAAP measures may not be comparable to similarly titled measures used by other companies.
The Company's non-GAAP measures include Free Cash Flow, Adjusted Operating EBITA, Adjusted Net Earnings, Adjusted Net Earnings Per Share, Organic Net Sales and Organic Net Sales in Constant Currency, and the related ratios. Free Cash Flow represents operating cash flows less property, plant and equipment additions. We define Adjusted Operating EBITA as Operating EBITA (net earnings before interest, income taxes, other (income) expense - net and amortization), adjusted for the impact of certain items that we do not consider representative of our ongoing operating performance, including asset impairment, restructuring and separation charges. We define Adjusted Net Earnings as net earnings before the impact of certain items including asset impairment, restructuring and separation charges, net of taxes. The tax effect of these adjustments is determined using the effective tax rates for the countries comprising such adjustments, which is primarily the U.S. Adjusted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. For the three and nine months ended September 30, 2015, Adjusted Net Earnings Per Share was retrospectively restated for the number of MFS shares outstanding immediately following the Spin-Off. Organic Net Sales and Organic Net Sales in Constant Currency reflect net sales before the impact of acquisitions and divestitures and before the impact of acquisitions, divestitures and foreign currency translation, respectively.
The Company believes that these measures are helpful to investors in evaluating the ongoing performance of our operating businesses and provides greater transparency into our results of operations. In addition, these non-GAAP measures provide a comparison to commonly used financial metrics within the professional investing community which do not include special items.
Non-GAAP measures have limitations as an analytical tool, and you should not consider these non-GAAP measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP.

A reconciliation of GAAP financial measures to non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Free Cash Flow
Net cash provided by operating activities	$49.6	$79.1	$51.8	$68.8
Net capital expenditures	(4.6)	(2.9)	(10.8)	(9.6)
Free Cash Flow	$45.0	$76.2	$41.0	$59.2

Adjusted Operating EBITA:
Net earnings	$24.9	$41.1	$58.1	$92.0
Income taxes	7.1	18.3	15.8	41.8
Other expense (income) — net	3.6	(1.6)	9.6	(2.2)
Interest (income) expense on notes with MTW — net	—	(4.2)	0.1	(13.5)
Interest expense	25.0	0.3	60.5	1.0
Asset impairment expense	1.7	—	1.7	—
Restructuring expense	0.6	0.8	2.2	1.3
Separation expense	1.4	1.0	5.7	1.5
Amortization expense	7.8	7.9	23.5	23.6
Total Adjusted Operating EBITA	$72.1	$63.6	$177.2	$145.5

Adjusted Operating EBITA Margin (1)	18.8%	15.0%	16.4%	12.3%
(1) Adjusted Operating EBITA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITA by net sales.

Adjusted Net Earnings:
Net earnings	$24.9	$41.1	$58.1	$92.0
Asset impairment expense	1.7	—	1.7	—
Restructuring expense	0.6	0.8	2.2	1.3
Separation expense	1.4	1.0	5.7	1.5
Tax effect of adjustments	(1.2)	(0.7)	(3.4)	(1.1)
Total Adjusted Net Earnings	$27.4	$42.2	$64.3	$93.7

Adjusted Net Earnings Per Share:
Diluted earnings per share	$0.18	$0.30	$0.42	$0.67
Asset impairment expense per share	0.01	—	0.01	—
Restructuring expense per share	0.01	0.01	0.02	0.01
Separation expense per share	0.01	0.01	0.04	0.01
Tax effect of adjustments per share	(0.01)	(0.01)	(0.03)	(0.01)
Total Adjusted Net Earnings Per Share	$0.20	$0.31	$0.46	$0.68

Organic Net Sales and Organic Net Sales in Constant Currency:
Net sales	$384.0	$425.3	$1,077.9	$1,178.4
Less: Kysor Panel Systems sales	—	(38.5)	—	(99.0)
Plus: Welbilt Thailand sales	—	2.7	—	6.5
Organic Net Sales	384.0	389.5	1,077.9	1,085.9
Foreign currency translation	5.7	—	17.4	—
Organic Net Sales in Constant Currency	$389.7	$389.5	$1,095.3	$1,085.9

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since it filed its Annual Report on Form 10-K for the year ended December 31, 2015.
Cautionary Statements about Forward-Looking Information
Statements in this Quarterly Report on Form 10-Q and in other Company communications that are not historical facts are forward-looking statements, which are based upon the Company's current expectations, within the meaning of the Private Securities Litigation Reform Act of 1995.
These statements involve risks and uncertainties that could cause actual results to differ materially from what appears within this Quarterly Report on Form 10-Q.
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

•	the Company's ability to retain its executive management team and to attract qualified new personnel;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;
•	availability of certain raw materials;
•	growth of general and administrative expenses, including health care and postretirement costs;
•	changes in raw material prices, commodity prices and hedges in place;
•	actions of competitors, including competitive pricing;
•	the successful development of innovative products and market acceptance of new and innovative products;
•	the ability to focus and capitalize on product quality and reliability;
•	unanticipated issues associated with the quality of materials and components sourced from third parties and resolution of those issues;
•	unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;
•	consumer demand for products from the quick-service restaurant chains and kiosks;
•	growth in demand for foodservice equipment by customers in emerging markets;
•	global expansion of customers;
•	changes in the markets the Company serves;
•	unanticipated changes in consumer spending;
•	unfavorable outcomes in product liability lawsuits, or an increase in the volume of product liability lawsuits;
•	unexpected costs incurred in protecting its intellectual property;
•	weather;
•	changes in domestic and international economic and industry conditions;
•	work stoppages, labor negotiations, rates and temporary labor;
•	the availability of local suppliers and skilled labor;
•	unanticipated changes in capital and financial markets;
•	the ability to generate cash and manage working capital consistent with our stated goals;
•	changes in the interest rate environment;
•	pressure of financing leverage;
•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of its debt obligations;
•	foreign currency fluctuations and their impact on reported results and hedges in place;

•	unexpected issues affecting its effective tax rate, including, but not limited to, global tax policies, tax reform, and tax legislation;
•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;
•
the tax treatment of the Distribution and the restrictions on post-Distribution activities imposed on the Company under the Tax Matters Agreement with The Manitowoc Company, Inc. in order to preserve the tax-free treatment of the Spin-Off;

•	actions of activist shareholders;
•	costs associated with unanticipated environmental liabilities;
•	risks associated with data security and technology systems and protections;
•	world-wide political risk;
•	health outbreaks or natural disasters disrupting commerce in one or more regions of the world;
•	acts of terrorism;
•	geographic factors and economic risks;
•	potential global events resulting in market instability, including financial bailouts and defaults of sovereign nations;
•	changes in laws and regulations, as well as their enforcement, throughout the world;
•	changes in the costs of compliance with laws regarding trade, export controls and foreign corrupt practices;
•	foodservice equipment replacement cycles in the U.S. and other mature markets;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's market risk disclosures have not materially changed since its Annual Report on Form 10-K for the year ended December 31, 2015 was filed. The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Before the Spin-Off, the Company relied on certain financial information and resources of MTW to manage aspects of the Company's business and to report financial results. These included investor relations, corporate communications, certain accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as the Board of Directors and internal audit which includes Sarbanes-Oxley compliance. In conjunction with the Spin-Off, the Company enhanced its own financial, administrative, and other support systems. The Company is expanding its internal accounting, reporting, legal and internal audit departments and updating its policies and systems, as needed, to meet all regulatory requirements on a standalone basis. The Company will continue to review, document and test its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business. These efforts may lead to changes in our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.  RISK FACTORS
With the exception of the revised risk factor set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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
Date: November 9, 2016

Manitowoc Foodservice, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer

/s/ John O. Stewart
John O. Stewart
Senior Vice President and Chief Financial Officer

/s/ Haresh Shah
Haresh Shah
Vice President Corporate Controller and Chief Accounting Officer

MANITOWOC FOODSERVICE, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Exhibit No.	Description	Filed/Furnished Herewith
10.1
Amendment No. 1 to Credit Agreement, dated September 28, 2016, among Manitowoc Foodservice, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37548), filed on October 4, 2016 and incorporated herein by reference).
X(1)
31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification	X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Income, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.
X(1)

(1) Filed herewith
(2) Furnished herewith