Form 10-K
period 2016-12-31
Manitowoc Foodservice, Inc.
filed 2017-02-24
CIK 1650962

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer, accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $2,417.2 million, based on the number of shares held by non-affiliates as of June 30, 2016 and the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2016.
The number of shares outstanding of the registrant’s Common Stock as of February 17, 2017, the most recent practicable date, was 138,661,654.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference.

MANITOWOC FOODSERVICE, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2016

PRESENTATION OF INFORMATION

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Crane business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Crane business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW’s stockholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). As used in this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and Distribution, collectively.
Unless otherwise expressly stated or the context otherwise requires, references to "we," "our," "us," the "Company" or "MFS," refers to Manitowoc Foodservice, Inc., a Delaware corporation incorporated in 2015, and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to our separation from MTW, the combined entities of the Foodservice business, and certain other assets and liabilities that were historically held at the MTW corporate level, but were specifically identifiable and attributable to the Foodservice business.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Statements in this Annual Report on Form 10-K and in other Company communications that are not historical facts are forward-looking statements, which are based upon the Company's current expectations, within the meaning of the Private Securities Litigation Reform Act of 1995.
These statements involve risks and uncertainties that could cause actual results to differ materially from what appears within this Annual Report on Form 10-K.
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
In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors could cause actual results to be significantly different from what is presented in this Annual Report on Form 10-K. Those factors include, without limitation, the following:

•
unanticipated issues that may arise under the Master Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Matters Agreement and/or any other agreement with MTW in connection with the Spin-Off;

•	efficiencies and capacity utilization of facilities;
•
issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, workforce reductions or ramp-ups, and/or consolidations of existing facilities and operations;

•	the Company's ability to retain its executive management team and to attract qualified new personnel;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;
•	availability of certain raw materials;
•	growth of selling, general and administrative expenses, including health care and postretirement costs;
•	changes in raw material prices, commodity prices and hedges in place;
•	actions of competitors, including competitive pricing;
•	the successful development of innovative products and market acceptance of new and innovative products;
•	quality and reliability issues with manufactured products;
•	unanticipated issues associated with the quality of materials and components sourced from third parties and resolution of those issues;
•	unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;
•	growth in demand for foodservice equipment by customers in emerging markets;
•	global expansion of customers;
•	changes in the markets the Company serves;
•	unanticipated changes in consumer spending, including consumer demand for products from restaurants;
•	unfavorable outcomes in product liability lawsuits, or an increase in the volume of product liability lawsuits;
•	unexpected costs incurred in protecting its intellectual property;
•	weather;
•	changes in domestic and international economic and industry conditions;
•	work stoppages, labor negotiations and labor rates;
•	the availability of local suppliers and skilled and temporary labor;
•	unanticipated changes in capital and financial markets;
•	the ability to generate cash and manage working capital consistent with our stated goals;
•	changes in the interest rate environment;
•	pressure of financing leverage;
•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of its debt obligations;
•	foreign currency fluctuations and their impact on reported results and hedges in place;
•	unexpected issues affecting its effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, and tax legislation;
•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

•
the tax treatment of the Distribution and the restrictions on post-Distribution activities imposed on the Company under the Tax Matters Agreement with MTW in order to preserve the tax-free treatment of the Spin-Off;

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

•	actions and consolidation of dealers and distributors; and
•	other events outside the Company's control.

PART I
ITEM 1. BUSINESS
Our Company
Manitowoc Foodservice, Inc., a Delaware corporation incorporated in 2015 (the "Company," "MFS," "we," "our" or "us"), is one of the world's leading commercial foodservice equipment companies. We design, manufacture and supply best-in-class food and beverage equipment for the global commercial foodservice market, offering customers unparalleled operator and patron insights, collaborative kitchen solutions, culinary expertise and world-class implementation support and service.
We intend to achieve sustainable growth globally and drive increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing strategic acquisitions and partnerships, growing our customer base, expanding the frontiers of foodservice innovation and continuing to attract and grow industry-leading talent.
We are headquartered in New Port Richey, Florida, and operate 18 manufacturing facilities throughout the Americas, Europe and Asia. Our former parent, the Manitowoc Company, Inc ("MTW"), was founded in 1902 and began building commercial ice machines in 1966. Over time, we have become an industry-leading manufacturer of foodservice equipment. On February 6, 2017, we announced that we are rebranding the Company, our logo and our brand identity to Welbilt, Inc., effective March 6, 2017. The new name and brand represent a long-standing commitment to put customers’ needs first. This change is part of our strategic repositioning after we spun off from MTW on March 4, 2016.
Today, we sell through a global network of over 3,000 distributors and dealers in over 100 countries. The Company has approximately 5,500 employees and generated sales of $1.46 billion in 2016. Our portfolio of award-winning brands includes Cleveland™, Convotherm®, Delfield®, fitKitchenSM, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. All of our products are supported by KitchenCare®, our aftermarket parts and repair service business.
Global Foodservice Market and Foodservice Equipment Industry
The increasing demand for affordable dining is expected to continue on a global scale. Consumers in most markets are expected to gravitate towards more informal options, which is a trend seen among both high income consumers looking to save during a slow economic recovery, and lower income consumers looking for accessible entry points for "on the go" food consumption. For foodservice equipment operators in emerging markets, this offers enormous opportunity for innovation, particularly in terms of format, as new restaurant consumers look to experiment with a variety of brands and experiences. Quick-service restaurant ("QSR") chains, in particular, have proved successful at innovation in these markets.
Global and regional markets for food and foodservice are growing. The global foodservice industry was estimated at $2.6 trillion in 2016 according to Euromonitor, and is expected to increase at a compounded annual growth rate ("CAGR") of 5.9% to reach $3.3 trillion in 2020 as demonstrated in the graph below. Global expansion and long-term focus on new emerging markets with new equipment will be driven by chain restaurants in countries such as India, China, parts of the Middle East and Southeast Asia in general. Increased government spending on infrastructure and investments in tourism will support this change.

Global Market Size
Consumer Foodservice
(US$ bn)
Data collected from Euromonitor
3,500.0
3,000.0
2,500.0
2,000.0
1,500.0
1,000.0
500.0
0.0
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

The main drivers for steady growth on a global basis are:

•
Population and income growth, especially in emerging markets and less developed regions: Global population is expected to reach 9.7 billion people by 2050 and more than 11 billion people by 2100 according to the United Nations Department of Economic and Social Affairs. Africa is expected to account for more than half of the world’s population growth, followed by India, Pakistan, Indonesia and the United States ("U.S."). Additionally, more hectic lifestyles with an eating culture changing to "on the go" and increasing demand for high-quality food prepared away from home in casual restaurants based on increasing disposable incomes is expected to lead to more and new offerings. Similar to the last five decades, the real (inflation-adjusted) growth rate in the U.S. is expected to be stable at about 2% on average according to the 2016 Restaurant Industry Forecast by the National Restaurant Association.

•
New dining / restaurant concepts and new markets for chain restaurants are increasing: Demand in the restaurant segment, one of our largest end markets, is driven by consumer disposable income, employment, investment in new establishments, and the underlying trend and demand for increased convenience. In large emerging markets with an increasing middle-class like China, Argentina, Brazil and Nigeria, tremendous opportunity exists to broaden the range of new restaurant concepts and chains.

•
Health and safety issues: Food safety and sanitation are a top priority first and foremost for end-consumers. Proper food handling, environmental sustainability and social responsibility, reduction of energy use as well as less waste from unused food and premature food spoilage have become more and more important. These issues are key drivers for the replacement and upgrade of existing equipment with our customers.

We believe that the size of the global foodservice equipment markets, including the hot side, cold side, beverage and aftermarket parts and services equates to approximately 1% of the foodservice market global revenue. The foodservice equipment market was valued at $27.7 billion in 2015 according to Future Market Insights. It is expected to expand at a CAGR of 5.1% from 2016-2024 and is expected to reach $42.9 billion by 2024. We believe the main growth will be in the hot side product categories of cooking and hold and serve with an expected CAGR for the 2016-2019 period of 4% to 5%, whereas the CAGR on the cold side and the aftermarket sales is expected to be around 3% to 4%.
The U.S. foodservice market accounted for approximately 20.6%, or $543.1 billion, of the global food service market in 2016 based on Euromonitor studies. The market size is influenced by disposable income, increased employment, investment in new establishments and the underlying trend for increased convenience. According to Technomic, the foodservice industry in the U.S. is expected to grow at a CAGR of approximately 2% during the 2017-2022 period with some foodservice industry sectors, such as senior living or fast casual dining growing at a CAGR of 4-6% during the same time period. Sales for the U.S. and Canadian foodservice equipment and supplies market in 2015 was $11.4 billion, an increase of 27.3% compared to 2011 market sales according to a 2016 study performed by the North American Association of Foodservice Equipment Manufacturers ("NAFEM").
The Latin American foodservice industry is expected to show 6% year over year growth from 2016-2020. This is mainly driven by the growth in the categories of cafes/bars and home delivery according to Euromonitor International. Last year, Chile, Argentina, Uruguay and Mexico demonstrated the highest productivity among all Latin American economies, which is based on gross domestic income per hour worked, while other countries like Brazil, Colombia or Venezuela have the potential for significant future development.
Industrialization is a huge factor for the growth of the middle class in Asia Pacific ("APAC"), with the consequence of more disposable income for consumption. Foodservice sales are projected to grow at a CAGR of approximately 7.3% or $407.5 billion during the 2016-2020 period based on Euromonitor data. Higher demand for new hotels and resorts and population growth in India and other Asian markets is expected to contribute to the overall market demand for new foodservice products.
The foodservice industry market in Europe, Middle East and Africa ("EMEA") in 2016 was approximately $578.8 billion and is expected to grow at a CAGR of 3.8% during the 2016-2020 period according to Euromonitor. Growth in the largest and established EMEA countries such as the United Kingdom, Germany and France will mainly be in replacement equipment and aftermarket parts. In Western Europe, consumers have become much more value-conscious, and increasingly look to modern chains and fine-dining concepts as the best way to spend their free time for food. On the other hand, emerging markets show a greater percentage of new equipment purchases in the Middle East (especially the Emirates), Eastern Europe and some African countries. Chain foodservice and QSR sales are up by 4% to 5% year over year in these emerging markets and are expected to grow at 5% in the coming years.

Our History and Developments
Our former parent, MTW, was founded in 1902 and began building commercial ice machines in 1966. MTW publicly listed on the NASDAQ stock exchange in 1971 and publicly listed on the NYSE in 1993. Through a focus on research and development, innovation and superior customer service, as well as strategic and transformational acquisitions, MFS over time became an industry-leading source for foodservice equipment. MFS publicly listed on the NYSE in March 2016. On February 6, 2017, we announced that we are rebranding the Company, our logo and brand identity to Welbilt, Inc. The new name and brand represent a long-standing commitment to put customers’ needs first. This change is part of our strategic repositioning after we spun off from MTW in March 2016.
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

•	2006: Acquisition of McCann’s Engineering & Manufacturing Co., a provider of beverage dispensing equipment primarily used in QSR's, stadiums, cafeterias and convenience stores.

•
2008: Acquisition of Enodis for $2.7 billion, a global leader in equipment manufacturing for the foodservice industry. The former Berisford changed its name to Enodis in 2000 and had previously acquired Convotherm in 1998 and Welbilt in 1995. Welbilt's leading brands Delfield®, Frymaster®, Merco®, Cleveland™, Garland® and Lincoln™ are still a backbone of MFS’ business today. With this acquisition, our capabilities expanded to span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies.

•
2009: Sale of Scotsman, Ice-O-Matic, Simag, Barline, and other ice machine and related businesses operated by subsidiaries of Enodis; MTW was required to divest Enodis Ice Group as a condition of the U.S. Department of Justice’s and the European Commission’s clearance of the Enodis acquisition.

•	2010: Acquisition of Appliance Scientific provided us with innovative accelerated cooking technologies and solidified our offerings for QSRs and convenience stores.

•	2011: Divestiture of Kysor/Warren and Kysor/Warren de Mexico to Lennox International.

•	2013: Divestiture of the Jackson warewashing business to Hoshizaki USA Holdings, Inc.

•	2013: Acquisition of Inducs provided us with an extensive line of advanced technology induction cooking products.

•
2015: On October 21, 2015, acquired the remaining 50% interest in Welbilt Manufacturing (Thailand) Ltd., a manufacturer of cold category foodservice equipment in Thailand and substantially all of the assets and operations comprising the manufacturing facility operated by Somerville (Siam) Ltd.

•	2015: On December 17, 2015, announced the completion of the sale of Kysor Panel Systems to D Cubed Group, LLC.

•	2016: On March 4, 2016, Manitowoc Foodservice publicly listed on the NYSE.

•	2017: On February 6, 2017, Manitowoc Foodservice announced its name change and rebranding to Welbilt, Inc.

Manitowoc Foodservice
Merrychef founded 1950
INDUCS acquired 2013
Convotherm founded 1976
Merrychef acquired 2004
Enodis acquired 2008
Multiplex acquired 2000
Delfield founded 1949
Convotherm acquired 1998
Berisford becomes Enodis 2000
Manitowoc Beverage Systems created 1999
Fabristeel acquired 2007
Servend acquired 1997
Delfield acquired 1999
WELBILT acquired by Berisford 1995
Frymaster acquired 1982
Fabristeel founded 1979
Kolpak acquired 1995
Frymaster founded 1935
Manitowoc begins producing ice-making machines 1966
Merco Cleveland acquired 1989
Garland acquired 1955
Kolpak founded 1969
Merco founded 1956
Lincoln acquired 1994
Manitowoc founded 1902
S&W Berisford founded 1851
Cleveland founded 1847
Garland founded 1864

Our global footprint positions us to capitalize on growth in both developed and emerging markets. Approximately one third of our sales are generated outside the U.S. and our full-line of hot and cold products and systems are sold in more than 100 countries globally, across three regional segments, the Americas (includes U.S., Canada and Latin America), EMEA (markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprised of markets in China, India, Singapore, Malaysia, Thailand, Philippines, Indonesia, Japan, South Korea, Australia and New Zealand).
Strategic Objectives
We have five clear strategic objectives:
Achieving profitable growth
Our right-sizing and simplification initiatives are a key basis to begin increasing profitability. In the short term, we intend to grow sales organically, however, we will selectively pursue strategic acquisitions and partnerships in the market mid-term. Our industry is fragmented and we believe there is significant opportunity for consolidation through acquisitions and partnerships to drive external growth.
Selected current initiatives supporting this strategic objective include:

•	80/20 portfolio rationalization: Focus the most resources and investments in developing the products that yield the greatest returns ("80% of the sales from 20% of the portfolio").

•	Acquisitions/partnership target prioritization process: Structured process in place to identify, analyze and assess potential targets for partnerships and acquisitions.

Creating innovative products and solutions
To remain an industry leader and grow our reputation as an innovative company, we continuously create game-changing product and system solutions for the entire kitchen. We leverage our suppliers and customers to actively address product competitiveness and lifecycle extensions. We co-create innovation and refresh existing products with new, locally relevant and food-inspiring technologies, while simultaneously finding new ways to integrate those products to global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.
Selected ongoing projects supporting this strategic objective include:

•
fitKitchenSM: "Food Inspiring Technology" as a whole new way of thinking about the kitchen. A holistic approach to kitchen solutions designed and developed for integrated kitchens that meet each customer’s individual equipment requirements and size constraints, covering our entire product portfolio and using our leading test kitchen facilities.

•	Digital strategy: Improvement of the connection between food, equipment and people in the kitchen.

•
New product initiative prioritization and discovery innovation process: Intense collaboration with customers and suppliers to identify innovations that will enhance our customers’ ability to compete in the marketplace; prioritize investments to deliver innovative products that simplify restaurant operations, improve food quality, improve speed and flexibility, reduce the overall energy use and life cycle operating cost thereby delivering for the customer the greatest potential to generate high returns on their investment.

Driving operational excellence
We aim to move assembly closer to end markets, localize products and use strategic sourcing to streamline our vendor base. We are committed to further improving our margins by driving lean manufacturing principles throughout the entire organization and by driving operational excellence in our manufacturing facilities.
Selected ongoing projects to drive increased margins include:

•	Facility rationalization: Reduce excess capacity in our network of global manufacturing facilities.

•
Global sourcing initiative: Ensure that suppliers are able to not only provide parts at competitive cost and lead times, but also help identify component-level innovations that will create differentiating advantages for MFS.

Guaranteeing customer satisfaction
We believe our broad product portfolio and leading brands position us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.
A selected ongoing project to support this strategic objective is:

•	KitchenCare® parts and service: Grow parts and service to a bigger proportion of the business.

Developing great people
We strive to make MFS the employer of choice in our industry and we believe we demonstrate a strong commitment to our people by providing an environment where employee input, efforts and achievements are recognized and valued.
Select ongoing projects supporting this strategic objective include:

•	Leadership: Driving the development of world-class leadership at all levels of our organization.

•	Talent and succession program: Focused development through tailored programs for our top talent with key succession planning identified through a robust talent assessment process.

•
Diversity and inclusion: Development of a diversity and inclusion strategy that recognizes and builds awareness for diversity, leading to a work environment in which all individuals are treated fairly and respectfully, have equal access to opportunities and resources and can contribute fully to our organization’s success.

•
Pay for performance: A rewards programs that recognizes outstanding employee achievements and measurable results in leadership, individual and organizational performance, innovation, and positive culture change that support the values and strategic goals of the business.

Key Success Factors
We design, manufacture and provide parts and services for foodservice equipment and we have one of the industry’s broadest and integrated product portfolios. We have a long track record of innovation and our products as well as our aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability, and durability. Our products enable profitable growth for our end customers by improving their menus, enhancing their operations, and reducing their costs. MFS´ high quality products derive from combining deep industry expertise and understanding of our markets, our history of investment in research and development, our successful product innovation and our long-standing customer relationships. Our success is driven by:

•
Breadth and complementarity of industry leading brands: A complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and supported by growing aftermarket parts and service support. Our capabilities span refrigeration, ice-making, cooking, holding, food-preparation, and beverage-dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. Our aftermarket offering, KitchenCare®, provides support services to our entire product spectrum.

Supported by KitchenCare®

•
Integration of food, equipment, digital technologies and people: With our research & development capabilities we combine our expertise in industrial engineering and culinary sciences to continuously optimize both the functionality and ease of operation of our foodservice equipment products. This leads to the creation of innovative kitchens with optimized work flow, energy and labor savings, and more comfortable work spaces, all of which result in higher customer satisfaction. Our foodservice equipment and design capabilities help customers differentiate their food and adapt to evolving and local tastes, different cooking styles, and aesthetic preferences, both regionally and globally.

•
Seamless customer experience: We are dedicated to putting the customer experience first. We offer a broad portfolio of products and growing parts and service support coupled with a unified customer service interface. Throughout the life cycle of each product, MFS provides customers with a consistent, seamless experience. We design custom kitchen environments based on the unique operational needs of each customer.

•
Global scale through our network: The scale and breadth of our worldwide network of over 3,000 dealers and distributors enables us to accompany our customers on their global journey, especially in fast-growing emerging markets. We have extensive manufacturing, sales, and customer service networks across all our regions. 26 locations in 11 countries provide us with the scale to serve the largest global customers and the local market expertise to leverage international growth. Our footprint enables us to build our products as close as possible to intended end markets, and apply our developed markets expertise in emerging markets.

•
Trusted innovation and service: We regularly partner with our customers to further develop the equipment, systems and technologies they use to serve their specific culinary needs, and enable their success by delivering tailored solutions. The MFS Education and Technology Centers ("ETCs") in New Port Richey, Florida, Hangzhou, China and Monterrey, Mexico contain computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing, and various display areas for new products. We also use the ETCs to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

Our Product and Service Portfolio
Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, QSR chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.
We have a presence throughout the world’s most significant markets in the following product groups:

•
Storing. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield® brand name. We manufacture modular and fully assembled walk-in refrigerators, coolers and freezers, and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems under the Kolpak® brand name.

•
Cooking. We design, manufacture and sell a broad array of ranges, griddles, grills, combi ovens, convection ovens, conveyor ovens, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and countertop cooking/frying systems, fryers, steam jacketed kettles, and steamers. We sell traditional ovens, combi ovens, convection ovens, conveyor ovens, rapid-cooking ovens, range and grill products under the Convotherm®, Garland®, Lincoln™, Merrychef® and other brand names. Fryers and frying systems are marketed principally under the Frymaster® brand name, while steam equipment is manufactured and sold under the Cleveland™ brand.

•
Holding and Displaying. We design, manufacture and sell a range of cafeteria and buffet equipment stations, bins, boxes, warming cabinets, warmers, display and deli cases, and insulated and refrigerated salad and food bars. Our equipment stations, cases, food bars and food serving lines are marketed under the Delfield®, Frymaster®, Merco® and other brand names.

•
Dispensing and Serving. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Our ice machines make ice in cube, nugget and flake form. The ice-cube machines are available either as self-contained units, which make and store ice, or as modular units, which make ice, but do not store it. We design, manufacture and sell ice machines under the Manitowoc® and other brand names. Our beverage and related products are sold under the Multiplex®, Manitowoc® and other brand names.

In addition we provide comprehensive aftermarket parts and service solutions as well as a wide variety of solutions under the KitchenCare® brand name. Our service excels when it counts the most: Around the clock - around the world. Performance for a lifetime™.
The superior quality of our foodservice equipment has long been recognized by third-parties. As just one example of awards reflecting a history of innovation, MFS has won 31 Kitchen Innovation Awards since 2005 from the National Restaurant Association:

## *Manitowoc Foodservice has a long-standing history of offering award-winning products*

**2005**
- **Delfield®** Liquitec®
- **Lincoln®** Dual Technology Finisher (DTF)
- **Merrychef®** 502 Oven

**2006**
- **Convotherm®** Combi-Ovens
- **Lincoln®** Fusion™ Toaster

**2007**
- **Convotherm®** Mini-Combi Oven
- **Delfield®** Versa Drawer®
- **Lincoln®** FASTBake™ Impinger Oven

**2008**
- **Frymaster®** Protector™ (OCF) Fryer
- **Garland®** Restaurant Range
- **Garland®** HE Broiler
- **Lincoln®** 8005 Return Toaster

**2009**
- **Frymaster®** Protector™ (OCF) Gas Fryer
- **Garland®** Xpress® Grill
- **Lincoln®** Quest Energy Management

**2010**
- **Manitowoc® Beverage Systems** TRUfill beverage dispenser
- **Merrychef®** eikon® series
- **Multiplex®** Blend-In-Cup® (BIC) smoothie

**2011**
- **Convotherm®** 2 in 1 Mini Combi
- **Manitowoc®** Ice Indigo® Series

**2012**
- **Frymaster®** Large Vat Fryers (1814 G/E)
- **Garland®** Induction Griddle
- **Merrychef®** eikon® e2 with Planar Plume Technology

**2013**
- **Garland®** Garland Group- Green Heat – Module Line Brazing Pan
- **Kolpak®** ArcticFox®

**2014**
- **Garland®** Induction FlexiHob Technology
- **Multiplex®** Manual Blend-in-Cup®

**2015**
- **Frymaster®** FilterQuick® with Oil Quality Sensor
- **Merrychef®** eikon® e4s with Panini Press

**2016**
- **Multiplex®** N2Fusion Dipenser
- **Merrychef®** eikon® e2s High Speed Oven

Product Innovation: Our Holistic Approach
We have a staff of in-house engineers and technicians on three continents, supplemented with external engineering resources, who collectively are responsible for improving existing products and developing new products. Our team of engineers focus on developing cost effective, innovative, high-performance, low-maintenance products that are intended to solve problems for our customers in differentiated ways and create brand loyalty among customers. They work closely with our culinary, manufacturing and marketing staff enabling us to identify changing end-user requirements, implement new technologies and effectively pursue product innovations.
MFS strives to deliver products and solutions that enable our customers to provide fresh, new food experiences to consumers outside the home globally. Consumer demands are constantly changing, and a more health-conscious public is looking for fresh, natural alternatives to traditional out-of-home eating options. They increasingly care about how food is sourced, handled and prepared. MFS is focused on providing our customers with the equipment they need to build on the opportunities from these dynamic changes in the foodservice market.
Through innovation, we strive to simplify and improve the speed and flexibility of restaurant operations, improve the quality of the food, improve health and sanitation, and reduce the overall energy consumption and life cycle operating costs of the equipment. We believe that these benefits can also be enhanced by mobile connectivity and monitoring:

•
Mobile Connectivity and Monitoring: Integration of mobile devices in kitchens is increasing rapidly, and will extend the user interface beyond the traditional boundaries of the equipment. The combination of wearables and beacons can provide notification of key tasks and equipment situations requiring immediate attention even if the foodservice preparation crew is not looking at the appliance. Bluetooth allows for secure information exchange using cellular or network mobile devices to collect information on the equipment, view training or maintenance instructions, and update menus and equipment software. RFID tracking of food and holding trays helps ensure the right food in the right quantities is available when needed. Our KitchenConnect™ enabled products also include a system for equipment monitoring which collects data to reduce downtime, optimize energy use, and improve service response time.

•
Productivity, Speed and Flexibility: Kitchens that occupy less space, have higher output and are easier to operate are key to growth in the foodservice industry, particularly in urban locations. Greater speed and equipment flexibility also allow for higher productivity and a wider range of menu options. We are also expanding the use of impingement microwave ovens by adding steam and inverter control to the magnetron, which enables better control over moisture levels in the food and the microwave heating rate, and makes the oven much easier to clean with steam. Innovative control systems can improve information flow in the kitchen by letting operators know what and when to cook, and how to maintain and clean the equipment.

•
Energy Efficiency: We are focused on increasing the efficiency of individual components and reducing standby energy losses. An example of reducing standby energy loss is the use of induction heating for holding pans so that energy is only used when a thermal load is present. We are also leading in the area of high efficiency combustion systems with metal matrix burner technology. This technology reduces gas consumption and allows for variable firing rate. For cooling, natural refrigerants such as propane-based R-290 offer improved thermodynamic performance, and variable speed compressors and fans further increase overall cycle performance under partial load conditions.

•
Health and Sanitation: Manual sanitation of equipment in the restaurant has become a major challenge due to extended operating hours, the increasing pieces and complexity of equipment in kitchens, and competing demands from revenue producing tasks. For the cold product category, our HEPA filtration technology brings the cleanroom into the kitchen, controlling airborne contamination of ice machines. Electrically charged particles of water and UV light provide the basis for automated sterilization of food zones and contact surfaces in equipment. Compact steam generators are also being embedded in some of our equipment, providing a proven technology for cleaning cooking cavities in our ovens.

Our fitKitchenSM initiative strives to develop kitchen solutions that cover our entire product portfolio, including both existing products and the portfolio in the R&D stage. The primary objective of fitKitchenSM is to allow MFS to engage with current and potential customers in new, meaningful and more strategic ways. fitKitchenSM specializes in "right-sizing" operations, improving efficiencies and reducing a restaurant's equipment footprint.
Our fitKitchenSM employees have operational backgrounds that include experience at casual dining, family dining, QSR chains, and independent restaurants. We provide culinary support for customers in expanding their menus and integrating new technology into their operations, as well as engineering support for the development of solutions, prototypes and testing of new technologies. MFS has a strong track record of working with customers to develop equipment platforms from scratch, taking into account freshness, flavor and speed of service, as well as constraints of building infrastructure, kitchen ventilation and HVAC systems.
In 2016, we introduced 16 new products, 10 hot-side products and 6 cold-side and beverage products. In addition, we released 7 significant upgrades to our existing product platforms. Some of these new products include:
Hot-Side Products

•	Merrychef® e2s - Offering best-in-class: speed, heat up and cool down times, energy efficiency, noise level, cleanability and cavity-to-footprint ratio.

•	Garland® Xpress grill - Our next generation of clamshell grills with industry leading performance and reliability.

•	Merco® Merco Max - With forced air technology, touch screen timers and optional WiFi tray tracking feature, our new hot holding products improve food quality and simplify operator interactions.

Cold-Side and Beverage Products

•	Multiplex® Nitro N2 Fusion - Our award winning craft beverage system provides great quality Nitrogen infused cold-brewed coffee.

•
Delfield® CoolScapes refrigeration - Our latest developments in the most energy efficient, environmentally friendly refrigeration equipment on the market include our GreenGenius, R-290 propane-based refrigeration system.

In addition, MFS has had many other major new products and innovations over the past five years including:
Hot-Side Products

•	Convotherm®4 - Combi oven designed around our customers' needs, enabling them to achieve outstanding cooking and baking results, including an industry-leading flexible and safe cleaning system.

•
Merrychef® eikon - Recent additions to this series include the eikon e2 and eikon e4s, compact ovens with ventless technology allowing users to heat food to order at up to 10x and 15x, respectively faster than the speed of conventional ovens in a minimum of space.

•
Chick-fil-A Broiler - Our Garland® brand has leveraged its global leadership in clamshell technology to develop the first-ever clamshell broiler in partnership with the largest chicken chain in the U.S.

•
Merco® IntelliHold Series - Specifically developed for commercial kitchens, this warmer provides a holding environment for food between the kitchen and the front-of-house with improved energy efficiency and increased storage capacity.

•
Frymaster® FilterQuick - FilterQuick replaces the time-consuming manual filtration process with a simple push button automatic filtration process that allows the fryer to resume operation in less than four minutes.

Cold-Side and Beverage Products

•	Manitowoc® Indigo Ice Machine - An awarding-winning state-of-the-art modular cuber platform, offered in various sizes from 300 to 2,100 lbs./day sold under the Manitowoc brand.

•	Koolaire® - A new brand of basic-feature ice machines complementing our premium Manitowoc® brand, offered in sizes ranging from 170 - 1,800 lbs./day.

•
Multiplex® Blend-In-Cup Smoothie Machine (with or without Integrated Ice Machine) - Plug and play fully integrated blended beverage station, blending beverages directly in the serving cups. With its automated portioning and dispense, it reduces waste and labor, and ensures the consistency of the final beverage.

Intellectual property, including certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business. We hold numerous patents pertaining to our products, and have presently pending applications for additional patents in the U.S. and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable laws. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licensees.
Our worldwide intellectual property portfolio provides:

•	Global protection of our R&D and product development investments;

•	Recognizable competitive distinctions and proprietary advantages;

•	Brand support and enhancement; and

•	Leverage for value creation opportunities such as licenses.

We monitor other companies’ intellectual property to ensure our freedom-to-operate. Similarly, we study our competitors’ products to identify unauthorized use of our protected inventions, and follow-up to resolve through appropriate enforcement programs in case of any violations.
Engineering, Research and Development
We believe our extensive engineering, research and development capabilities are a key driver of our success. We engage in research and development activities at 15 locations in the Americas, EMEA and APAC. We have a staff of in-house engineers and technicians at these locations, supplemented with external engineering resources, who collectively are responsible for improving existing products and developing new products. We incurred total engineering costs of $48.2 million, $47.9 million and $52.6 million during the years ended December 31, 2016, 2015 and 2014, respectively, which included research and development costs of $35.2 million, $33.2 million, and $31.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Key projects and initiatives for engineering and product development include the following:

•
Flexing engineering resources among the 15 research and development centers through engineering leadership for hot and cold category products and supplementing the internal resource pool with a strategic relationship with a major services provider based in India;

•	Regional technology centers that provide a continuous stream of application-focused new technologies and product concepts and fully leverage supplier and university relationships;

•
Internal capability for electronic controls development and applications working hand-in-hand with strategic suppliers, and ensuring continued industry leadership in this increasingly important product dimension; and

•	Technologies to lead the industry in the delivery of healthy food, equipment sanitation, energy efficiency, menu flexibility, and mobile devices and web connectivity.

Our Customers

We sell our foodservice equipment primarily through a worldwide network of over 3,000 dealers and distributors in over 100 countries ("direct customers") who ultimately sell to end customers. Our end-customer base is comprised of a wide variety of foodservice providers, including large multinational and regional full-service restaurants as well as QSR chains, convenience stores and retail stores; chain and independent casual and family dining restaurants; independent restaurants and caterers; hotels, lodging, resort, leisure and convention facilities; healthcare facilities; schools and universities; large business and industrial customers; and many other foodservice outlets ("end customers"). Our network is differentiated from competitors through serving as a single source for a broad portfolio of leading brands and product categories. This allows us to provide one face to our customers for multiple brands with relevant culinary expertise and appropriate key account management for our larger global chain customers. We support our sales efforts with a variety of marketing efforts including trade-specific advertising, cooperative distributor merchandising, digital marketing, and marketing at a variety of industry trade shows.

We serve some of the largest and most widely recognized multinational and regional businesses in the foodservice and hospitality industries. None of our end customers represented 10% or more of MFS net sales for the years ended December 31, 2016 and 2015. McDonald's, one of our end customers, represented 10% or more of MFS net sales for the year ended December 31, 2014. The following table presents a representative selection of our customers:

Select MFS Global Foodservice End Customers

Sales, Marketing and Distribution
In the Americas, MFS has a broad portfolio of channel partners, covering all major foodservice market segments, including QSR's, fast casual restaurants, education, health care, business and industry, as well as the convenience and retail space. Our direct sales team is supplemented by a network of industry-leading rep groups, providing national coverage. Direct sales team, sales reps and distributors jointly serve over 900 equipment dealers with our full portfolio of hot and cold product category brands. A dedicated strategic account team with culinary support is focused on the major U.S.-based restaurant chains, where we have significant global market share. Our teams work closely with our customers’ menu and equipment development teams to assure alignment with their strategic plans. We also have distribution hubs in Canada, Mexico and Latin America. Our KitchenCare® business provides a range of after-market parts and services that manages a comprehensive factory-authorized service network, assuring proper installation, preventative maintenance, spare parts supply and maximum customer uptime on all MFS appliances.

US Channel Partners typically referred to as "General Market"

In EMEA, our distribution includes hubs in Herborn, Germany serving countries in central and eastern Europe, in Guildford, England serving countries in the United Kingdom and northern Europe, and in Barcelona, Spain serving countries in southern and western Europe. Each of these distribution centers operates a network of third party dealers chosen to satisfy the requirements of both chain customers and independent caterers in their respective territories. Outside these countries, MFS products and services are sold through non-exclusive third party distributors and service companies. In addition, our beverage customers receive specialist support from our beverage systems manufacturing facility in Halesowen, England.
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
Competition
We sell all of our products in highly competitive markets and compete based on product design, quality, performance and aftermarket support services, as well as maintenance costs, energy and resource saving, other contributions to sustainability, and price. Our comprehensive offering of innovative and high-quality products and services provide competitive advantages that strengthen our regional market positioning and grow our global presence:

•	A complementary portfolio of industry-leading hot and cold category products, integrated under one company and supported by growing aftermarket parts, service and support;

•	The ability to integrate food, equipment, digital technologies and people seamlessly through collaborative innovation that enhances our customers’ ability to compete in the marketplace;

•	The scale and breadth of our dealer and distributor network to accompany our customers on their global journey, especially in fast-growing emerging markets;

•	Long-standing brands and innovative engineering that customers can trust for superior quality and reliability; and

•	Dedication to putting customer experience first.

The following table sets forth our primary competitors in each of our product groups:

Product categories	Primary Competitors

Storing
Ali Group; American Panel; Arctic; Bally; Hoshizaki; ICS; ITW; Master-Bilt; Nor-Lake; Standex; Thermo-Kool; Traulsen; True Foodservice; TurboAir; Alto Shaam; Cambro; Duke; Hatco; ITW; Middleby; Standex; and Vollrath

Cooking	Ali Group; Alto Shaam; Dover Industries; Duke; Electrolux; Fujimak; Henny Penny; ITW; Middleby; Marmon; Rational; Standex, and Taylor

Holding & Displaying	Ali Group; Alto Shaam; Cambro; Dover Industries; Duke; Hatco; Henny Penny; Middleby; Marmon; Standex; and Vollrath

Dispensing & Serving	Ali Group; Automatic Bar Controls; Brema; Follett; Scotsman; Celli; Cornelius; Hoshizaki/Lancer Corporation; Ice-O-Matic; Marmon; Taylor; Vogt Beverage Air; and Vin Service

Regulatory Environment
In the Americas, EMEA and APAC, we actively work with standards organizations, industry associations, certification parties, and regulatory bodies to develop and promote effective and balanced standards, codes, and regulations that provide for the advancement of sustainable customer solutions with the highest possible levels of energy efficiency, sanitation, environmental standards, safety, and food quality.
For example, we are active members of the NAFEM, the Air-Conditioning, Heating and Refrigeration Institute, the UL task group, the NSF International Joint Committee, the American Society of Heating, Refrigerating and Air-Conditioning Engineers, various working groups responsible for European safety standards in Europe, the Industrial Association for House, Heating and Kitchen Technology, and other regional standards organizations. We fully engage with the Department of Energy on new energy standards, the U.S. Environmental Protection Agency on EnergySTAR programs and the Significant New Alternatives Policy program related to alternative refrigerant regulations, as well as the EU ECO directive consultant organizations.
Financial Information About Business Segments
Our products are sold in more than 100 countries. We report our operating results through three reportable segments: Americas, EMEA and APAC. All three reportable segments offer a broad range of hot and cold category foodservice products and solutions for customers in various end markets.
Our broad portfolio of foodservice equipment and services provides us with a balanced, diverse revenue base across geographies and foodservice product categories. Approximately 40-45% of our revenues are for cold category products, 35-40% are for hot category products and approximately 15-20% for aftermarket parts and services. Net sales by product class for the last three fiscal years is disclosed in Note 22, "Business Segments," to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
For the year ended December 31, 2016, MFS generated revenue of $1,456.6 million and earnings from operations of $199.2 million. Based on sales by destination in the fiscal year ended December 31, 2016, the majority of our revenue was derived from customers in the Americas at approximately 72%, with 17% from EMEA customers and 11% from APAC customers.
The following table presents the relative percentages of net sales attributable to each reportable segment for each of the last three fiscal years. The total measure of profit and loss for each of the last three fiscal years as well as the total assets as of December 31, 2016 and 2015 attributable to each reportable segment are included in Note 22, "Business Segments" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2016	2015	2014
Americas	81.5%	84.3%	82.3%
EMEA	19.7%	17.9%	19.9%
APAC	13.1%	12.2%	12.5%
Elimination of inter-segment sales	(14.3)%	(14.4)%	(14.7)%
In the Americas, we provide foodservice equipment in over 30 countries and territories throughout North America, Canada and Latin America. Our Americas segment contributed net sales including intercompany sales of $1,186.6 million during the year ended December 31, 2016, representing 81.5% of total MFS revenue before eliminations.
In EMEA, we provide foodservice equipment in over 50 countries throughout Europe, the Middle East and Africa, including Russia and the Commonwealth of Independent States. Our EMEA segment contributed net sales including intercompany sales of $287.6 million during the year ended December 31, 2016, representing 19.7% of total MFS revenue before eliminations.

In APAC, we provide foodservice equipment in over 20 countries throughout Asia, including China, India, Singapore, Malaysia, Thailand, Philippines, Indonesia, Japan, South Korea, Australia and New Zealand. Our APAC segment contributed net sales including intercompany sales of $190.9 million during the year ended December 31, 2016, representing 13.1% of total MFS revenue before eliminations.
Seasonality
Typically, the first quarter of our fiscal year represents the least favorable period for our financial results. Our customers are primarily in the northern hemisphere, and the warmer summer weather generally leads to an increase in construction and remodeling within the foodservice industry, as well as in the use and replacement of ice machines.
Employees
As of December 31, 2016, we had approximately 5,500 employees across all of our locations. In North America, we have in place seven labor agreements with five employee unions. We have one trade union in Europe and one trade union in China.
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
Available Information
We make available, free of charge at our website (http://www.manitowocfoodservice.com) our Registration Statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. Although some documents available on our website are filed with the SEC, the information generally found on our website is not part of this or any other report we file with or furnish to the SEC.
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

ITEM 1A. RISK FACTORS
The following risk factors have been identified by management in that if any events contemplated by the following risks actually occur, then our business, financial condition, results of operations or cash flows could be materially adversely affected.
We have grouped our risks according to:

•	Risks Relating to Our Business

•	Risks Relating to the Spin-Off

•	Risks Relating to Our Common Stock and the Securities Markets

Risks Relating to Our Business
We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition, results of operations and cash flows.
Our ability to make payments on and to refinance our substantial indebtedness, including the debt incurred pursuant to the Spin-Off as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the foodservice industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.
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
We have developed initiatives to realize cost savings, for example, by reducing the complexity of our product offerings, including our "80/20" initiative that will focus the majority of our resources on our most important products and best customers. However, the success of this and other profit-enhancement and cost-reduction initiatives is not guaranteed, and we may not achieve the cost savings we expect. The 80/20 initiative in particular involves significant cultural shifts, both internally and for our customers, that may inhibit or impair its successful implementation. Additionally, if we devote a disproportionate amount of time, personnel and resources to initiatives that yield slower or less than anticipated results or that are ultimately unsuccessful, we may be distracted from other initiatives and priorities that might have yielded more rapid or better results, and our results of operations may suffer accordingly.
Price increases or our inability to execute successful procurement strategies for some materials and sources of supply, as well as disruptions of supplies of some materials, could affect our profitability.
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
To better manage our exposures to certain commodity price fluctuations, we regularly hedge our commodity exposures through financial markets. Through this hedging program we fix the future price for a portion of these commodities used in the production of our products. To the extent that our hedging results in fixing commodity prices that are unfavorable in comparison to market prices at the time of purchase, we would experience a negative impact on our profit margins compared to the margins we would have realized if these price commitments were not in place, which may adversely affect our financial condition, results of operations and cash flows.

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
Product quality and reliability are significant factors influencing customers’ decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs, and/or damage to our reputation. Similarly, if we fail to provide the same level of quality through our KitchenCare® aftermarket parts and service as we provide in original equipment manufacturing, it could likewise negatively affect our revenue and our reputation with our customers.
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
Changing consumer tastes and government regulations affecting the quick-service restaurant ("QSR") industry could affect sales to our largest customers.
A number of our largest customers operate in the QSR industry. The QSR industry is frequently affected by changes in consumer tastes and eating habits, often as a result of new information or attitudes regarding diet and health or as a result of government regulations requiring QSRs to disclose the nutritional content of their food. If consumers’ eating habits change significantly, our customers may choose or be required to modify their menu offerings. Such modifications, or the failure to make the modifications to the extent consumers desire, could have an adverse effect on our customers’ business, financial conditions, results of operations or cash flows, which in turn could adversely affect the customers' demand for our products.
We have significant manufacturing and sales of our products outside of the United States, which may present additional risks to our business.
For the years ended December 31, 2016, 2015 and 2014, approximately 35.1%, 32.1% and 37.1%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding our international sales is part of our growth strategy. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of U.S. tariffs on goods entering or re-entering the U.S. from our foreign operations in Mexico and elsewhere, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with our international sales, manufacturing and the integration of new facilities that could cause loss of revenue or increased cost. Unfavorable changes in the political, regulatory and business climate and devaluations of various foreign currencies could adversely affect our financial condition, results of operations and cash flows.

Our results of operations may be negatively impacted by product liability lawsuits.
Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. To date, we have not incurred material costs related to these product liability claims. We vigorously defend ourselves against current claims and intend to do so against future claims. However, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could adversely affect our reputation and our financial condition, results of operations and cash flows.
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
As of December 31, 2016, we employed approximately 5,500 people and had seven labor agreements with five employee unions in North America. We have one trade union in Europe, and a large majority of our European employees belong to that trade union or European work councils. We have two labor agreements with one trade union in China. In 2017, we have four union contracts that will expire. Any significant labor relations issues could adversely affect our operations, reputation, financial condition, results of operations and cash flows.
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
Additionally, some of our operations are or may be conducted by subsidiaries in foreign countries. The results of operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods. In particular, the weakening of the British pound following the United Kingdom’s vote to exit the European Union had a negative foreign currency translation impact on our Statements of Operations for the fiscal year 2016, and similar negative impacts could continue in the future.
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
However, we may not be able to hedge such a risk completely or at an acceptable cost, which may adversely affect our financial condition, results of operations and cash flows in future periods.
Changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.
Tax policy reform continues to be a topic of discussion in the U.S. A significant change to the tax system in the U.S., including changes to the taxation of international income and related tariffs/border adjustability taxes, could have a material effect upon our results of operations. We regularly undergo tax audits in various jurisdictions in which our products are sold. Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could materially affect our operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
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
Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters, and we have in the past and will continue to incur capital and other expenditures relating to such matters. We also cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs and/or penalties that could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect any changes may have upon our financial condition, results of operations or cash flows.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal and external data centers, cloud services, and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure, and that of our partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of roll-outs of new systems. Any such breach or operational failure could compromise our networks and/or that of our partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.
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
In recent years, governments in both the U.S. and Europe have implemented or proposed regulations governing the use of certain minerals, including tin, tantalum, tungsten and gold ("conflict minerals"). In the U.S., SEC rules require disclosures related to conflict minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by an SEC-reporting company, that are sourced from the Democratic Republic of Congo and other countries in central Africa. In the European Union, proposed regulations would require similar disclosures, and may encompass other geographic regions outside of central Africa.
These disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or that our products are "conflict free," we may face reputational challenges with our customers or investors. Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as "conflict free," which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering "conflict free" metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Finally, because European regulations have not yet been finalized, it is difficult for us to determine whether and how we will establish a compliance program. For all of these reasons, we could incur significant costs related to the conflict minerals compliance process, and face equally significant costs in satisfying the disclosure requirements.
We may increase our debt or raise additional capital in the future, including to fund acquisitions, or for general corporate purposes, which could affect our financial health and decrease our profitability.
We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. In addition, our Board of Directors ("Board") may issue shares of preferred stock without further action by holders of our common stock. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under a tax matters agreement dated as of March 4, 2016, between MTW and MFS (the "Tax Matters Agreement"), may limit our ability to issue stock. For a more detailed discussion, see "—Risks Relating to the Spin-Off." We may not be able to engage in certain transactions now that we have completed the Spin-Off. If we are unable to raise additional capital when needed, our financial condition, and thus your investment in us, could be materially and adversely affected.
Our debt instruments have restrictive covenants that could limit our financial flexibility.
The terms of the credit agreement that governs our senior secured credit facilities, the agreements that govern the securitization facility and the indenture governing the high yield notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our senior secured credit facilities and to securitize accounts receivable under the securitization facility is subject to compliance with a maximum consolidated total leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. Our senior secured credit facilities include other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indenture governing the high yield notes contains limitations on our ability to effect mergers and change of control events as well as other limitations, including limitations on:

•	the declaration and payment of dividends or other restricted payments;

•	incurring additional indebtedness or issuing preferred stock;

•	the creation or existence of certain liens;

•	incurring restrictions on the ability of certain of our subsidiaries to pay dividends or other payments;

•	transactions with affiliates; and

•	sale of assets.
We report the status of our compliance with these covenants quarterly. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of substantially all of our funded debt. We do not have sufficient working capital to satisfy our debt obligations in the event of an acceleration of all or a significant portion of our outstanding indebtedness.

Risks Relating to the Spin-Off
There could be significant liability if the Spin-Off is determined to be a taxable transaction as a result of the Company's breach of related covenants and agreements with MTW, and we could have an indemnification obligation to MTW if the transactions we undertook in the Spin-Off do not qualify for non-recognition treatment as a result of actions by the Company, which could materially adversely affect our financial condition.
In connection with the Spin-Off, MTW received an opinion from its legal counsel, substantially to the effect that the Spin-Off and certain related transactions will qualify as tax-free to MTW and its shareholders under Sections 355, 368 and related provisions of the Internal Revenue Code of 1986, as amended (the "Code"), except to the extent of any cash received in lieu of fractional shares of MFS’ common stock. Any such opinion is not binding on the U.S. Internal Revenue Service (the "IRS"). Accordingly, the IRS may reach conclusions with respect to the Spin-Off that are different from the conclusions reached in the opinion. The opinion relied on certain facts, assumptions, representations and undertakings from MTW and us regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such opinion.
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
We may not be able to engage in certain transactions now that the Spin-Off is complete.
To preserve the tax-free treatment of the Spin-Off, we entered into a Tax Matters Agreement with MTW that restricts us from taking any action that prevents the Distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for an agreed upon period following the Distribution, we are prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of above a certain percentage of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our capital stock; and

•	ceasing to actively conduct our business.
These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
We believe that, as an independent, publicly traded company, we are able, among other factors, to better focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, streamline our processes and infrastructure to focus on our core strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We have a limited operating history as an independent, publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
We derived the historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-Off from MTW’s consolidated financial statements, and this information does not necessarily reflect the results of operations, financial position and cash flows we would have achieved as an independent, publicly traded company during those periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

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

•	In connection with the Spin-Off, we have entered into agreements and transactions with MTW that did not exist prior to the Spin-Off.

•
Our historical financial information for periods prior to the Spin-Off does not reflect changes that we have experienced and we expect to experience in the future as a result of the Spin-Off, including changes in our cost structure, personnel needs, tax structure, financing and business operations. As part of MTW, we enjoyed certain benefits from MTW’s operating diversity, size, purchasing power and available capital for investments, and we lost these benefits after the Spin-Off. After the Spin-Off, as an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those we obtained as part of MTW prior to the Spin-Off.

Following the Spin-Off, we are also now responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our financial statements may not be indicative of our future performance as an independent company. While we have been profitable as part of MTW, we cannot assure you that our profits will continue at a similar level when we are a stand-alone company. For additional information about our past financial performance and the basis of presentation of our financial statements, see "Selected Financial Data," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Risks Relating to Our Common Stock and the Securities Markets
There is not a long history of trading in our common stock, and our stock price may fluctuate significantly.
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
The timing, declaration, amount and payment of any future dividends to stockholders will fall within the discretion of our Board and will depend on many factors, including our financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our existing debt or debt that we may incur in the future may limit or prohibit the payment of dividends. For more information, see "Dividend Policy" as part of "Item 5.—Market of Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table outlines the principal facilities the Company owns or leases as of December 31, 2016.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Americas
New Port Richey, Florida (2)	Corporate Headquarters	42,000	Owned
Manitowoc, Wisconsin (2)	Manufacturing/Office	376,000	Owned
Parsons, Tennessee (1)	Manufacturing	120,000	Owned
Sellersburg, Indiana (2)	Manufacturing/Office	146,000	Owned
Tijuana, Mexico (1)	Manufacturing	111,000	Leased
Shreveport, Louisiana (1), (2)	Manufacturing/Office	539,000	Owned
Mt. Pleasant, Michigan (2)	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio (1), (2), (3)	Office/Warehouse	391,000	Owned/Leased
Covington, Tennessee (1)	Manufacturing/Office/Warehouse	386,000	Owned/Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada (1), (2)	Manufacturing/Office/Warehouse	186,000	Leased
Monterrey, Mexico	Manufacturing/Office	303,750	Leased
EMEA
Guildford, United Kingdom (2)	Office	35,000	Leased
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	130,000	Leased
Herisau, Switzerland (2)	Manufacturing/Office	26,974	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
APAC
Foshan, China (2)	Manufacturing/Office/Warehouse	125,000	Leased
Shanghai, China (2)	Office/Warehouse	29,000	Leased
Prachinburi, Thailand (2)	Manufacturing/Office/Warehouse	438,608	Owned
Singapore	Office	93,300	Leased
Hangzhou, China (2)	Manufacturing/Office	260,000	Owned/Leased
Bang Na, Thailand	Office	5,112	Leased
(1) There are multiple separate facilities within these locations.
(2) Serves also as a research and development center.
(3) Vacant as of December 31, 2016. See Note 19, "Restructuring," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
In addition, we lease sales office and/or warehouse space in Manitowoc, Wisconsin; Odessa and Tampa, Florida; Fort Wayne and Jeffersonville, Indiana; Herborn, Germany; Kuala Lumpur, Malaysia; Barcelona, Spain; Mexico City and Naucalpan de Juarez, Mexico; Gurgaon, and Mumbai, India; and Dubai UAE.
See Note 21, "Leases," to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding leases.

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
For information concerning other contingencies and uncertainties, see Note 17, "Contingencies and Significant Estimates," to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol MFS on March 4, 2016. Prior to that date, there was no public trading market for shares of our common stock. As of February 17, 2017, we had 1,800 stockholders of record of our common stock. We anticipate that our common stock will begin trading under our new name, Welbilt, Inc., and ticker symbol, WBT, on March 6, 2017.
The following table shows the highest and lowest prices paid per share for our common stock during the calendar quarter indicated below since the Spin-Off on March 4, 2016.

	Common Stock Market Price
	Highest	Lowest
2016
First Quarter (from March 4, 2016)	$15.12	$13.98
Second Quarter	17.62	14.07
Third Quarter	18.71	15.57
Fourth Quarter	19.33	15.01
Dividend Policy
The amount and timing of dividends, if any, will be determined by our Board at its regular meetings each year. Our Board did not authorize or pay a dividend in 2016 and does not currently plan on paying a dividend in 2017 as our focus continues to be the reduction of outstanding debt. The timing, declaration, amount of, and payment of any future dividends is within the discretion of our Board and will depend upon many factors, including our financial condition, earnings, corporate strategy, capital requirements of its operating subsidiaries, covenants associated with certain debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board.
Issuer Purchases of Equity Securities
There were no unregistered offerings nor any repurchases of our common stock by us or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the year ended December 31, 2016.
Performance Graph
The following graph and table depict the total return to stockholders from March 4, 2016 (the date our common stock began trading on the NYSE) through December 31, 2016, relative to the performance of the S&P 500 Index and the S&P 400 Midcap Index. The graph and table assume $100 invested at the closing price of $13.80 on March 4, 2016 and that all dividends were reinvested.
The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Comparison of Cumulative Total Return
Investment
$150
$140
$130
$120
$110
$100
$90
Mar-16
Jun-16
Sep-16
Dec-16
MFS
S&P 500
S&P 400 Midcap

	March 4, 2016	December 31, 2016
MFS	$100.00	$140.07
S&P 500	100.00	111.94
S&P 400 Midcap	100.00	118.68

ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected financial data for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected combined financial data for the fiscal years ended December 31, 2013 and 2012 from our audited and unaudited combined financial statements that are not included in this Annual Report on Form 10-K.
During the periods presented prior to the Spin-Off on March 4, 2016, the Company’s financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. MFS functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for MFS. Therefore, certain costs related to MFS have been allocated from MTW for the period from January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the prior periods presented. These allocated costs were primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) share-based compensation, and 4) certain administrative functions, which were not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures the Company determined as reasonable.
Management of MFS believes the assumptions underlying financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by MFS during the periods presented. Nevertheless, the financial statements may not be indicative of MFS’ future performance, and do not necessarily include all of the actual expenses that would have been incurred by MFS and may not reflect the financial position, results of operations and cash flows had MFS been a standalone company during the entirety of the periods presented. No cash dividends were declared during the periods presented.

You should read the selected historical consolidated financial data presented below in conjunction with our audited consolidated financial statements and accompanying notes, and "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report Form 10-K.

	As of and for the year ended December 31,
(in millions)	2016	2015	2014	2013	2012
Statements of Operations Data:
Net sales	$1,456.6	$1,570.1	$1,581.3	$1,541.8	$1,486.2
Depreciation and amortization	48.5	51.0	53.0	51.4	53.6
Earnings before income taxes	104.8	196.4	185.7	204.6	179.5
Net earnings	79.5	157.1	159.8	146.1	132.6
Earnings per common share — Basic (1)	0.58	1.15	1.17	1.07	0.97
Earnings per common share — Diluted (1)	0.57	1.15	1.17	1.07	0.97

Balance Sheets Data:
Working capital (2)	$118.9	$88.0	$72.7	$74.0	$75.6
Total assets	1,769.1	1,754.0	1,898.3	1,918.2	1,969.0
Long-term obligations (3)	1,278.7	2.3	3.6	1.7	1.8
Capital expenditures	16.0	13.2	25.3	33.6	17.5

(1) On March 4, 2016, MTW distributed 137.0 million shares of MFS common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of MFS shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share, for the prior periods presented, since no equity awards were outstanding prior to the Spin-Off.

(2) Working capital is defined as net receivables and inventory less third-party accounts payable.
(3) Long-term obligations includes long-term capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes of Manitowoc Foodservice, Inc. and its consolidated subsidiaries included in Part II, Item 8 of this Annual Report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as described in "Cautionary Statements about Forward-Looking Information." See "Item 1A.—Risk Factors" for a discussion of uncertainties, risks and assumptions associated with these statements. Actual results may differ from those contained in any forward-looking statements.
Introduction
Management’s discussion and analysis of financial condition and results of operations accompanies our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and provides additional information about our business, financial condition, liquidity and capital resources, cash flows and results of operations. We have organized the information as follows:

•	Overview. This section provides a brief description of the Spin-Off, our business, reportable segments, accounting basis of presentation and a brief summary of our results of operations.

•
Results of operations. This section highlights items affecting the comparability of our financial results and provides an analysis of our consolidated and segment results of operations for each of the years ended December 31, 2016, 2015 and 2014.

•	Market outlook. This section provides a brief overview of the global foodservice market and foodservice equipment industry.

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

•
Non-GAAP financial measures. This section discusses certain operational performance measures we use internally to evaluate our operating results and to make important decisions about our business. We also provide a reconciliation of these measures to the financial measures we have reported in our consolidated financial statements so you understand the adjustments we make to further evaluate our underlying operating performance.

•
Critical accounting policies and estimates. This section summarizes the accounting policies that we consider important to our financial condition and results of operations and that require significant judgment or estimates to be made in their application. We also discuss commodity cost trends impacting our historical results and that we expect will continue through the remainder of the year.

Overview
Spin-Off
On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Crane business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Crane business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). In this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Manitowoc Foodservice, Inc. and its consolidated subsidiaries, collectively, the "Company," "MFS," "we," "our" or "us."

Business
We are one of the world’s leading commercial foodservice equipment companies. We design and manufacture a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and supported by a growing aftermarket parts and repair service business. Our capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant ("QSR") chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. Our products and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability that enable our end customers profitable growth by improving their menus, enhancing operations and reducing costs.

Our products are sold in over 100 countries globally, across the Americas, EMEA and APAC. Our products, services and solutions are marketed through a worldwide network of over 3,000 dealers and distributors under industry-leading brands, including Cleveland™, Convotherm®, Delfield®, fitKitchenSM, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. All of our products are supported by KitchenCare®, our aftermarket parts and repair service business. Our scale and expertise enable us to serve a global customer base across the world in continually evolving foodservice markets. For the years ended December 31, 2016, 2015 and 2014, we generated revenue of $1,456.6 million, $1,570.1 million and $1,581.3 million, respectively.
On February 6, 2017, we announced that we are rebranding the Company, our logo and our brand identity to Welbilt, Inc. effective March 6, 2017. The new name and brand represent a long-standing commitment to put customers’ needs first. This change is part of our strategic repositioning after we spun off from MTW on March 4, 2016.
Our five current strategic objectives are the following:

•	Achieving profitable growth;

•	Creating innovative products and solutions;

•	Driving operational excellence;

•	Guaranteeing customer satisfaction; and

•	Developing great people.

Reportable Segments
We manage our business in three geographic reportable segments: Americas, EMEA and APAC. These segments represent the level at which we review our financial performance and make operating decisions. Segment Operating EBITA, or earnings before interest, taxes, other (income) expense and amortization expense is the measure of profit and loss that our chief operating decision maker uses to evaluate the financial performance of our business and is the basis for resource allocation and performance reviews. For these reasons, we believe that segment Operating EBITA represents the most relevant measure of segment profit and loss. A reconciliation of segment Operating EBITA to earnings before income taxes is presented in "—Results of Operations."
In contrast to many other companies in the fragmented foodservice equipment industry, we have the scale and experience to follow our customers globally, operating in the Americas, EMEA and APAC regions. The Americas is by far the Company’s largest geographic segment in terms of sales, followed by EMEA. While we plan to continue growing in all regions, the Company recognizes that the majority of long-term growth in the foodservice industry is expected to occur in markets other than the U.S., Canada and Western Europe.
Americas
The Americas segment, including the U.S., Canada and Latin America, had net sales and segment Operating EBITA of approximately $1,186.6 million and $219.1 million, respectively, for the year ended December 31, 2016. Sales generated by our U.S. operations represent the majority of sales in the Americas segment.
EMEA
The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The EMEA segment had net sales and segment Operating EBITA of approximately $287.6 million and $41.3 million, respectively, for the year ended December 31, 2016.
APAC
The APAC segment is comprised principally of markets in China, India, Singapore, Malaysia, Thailand, Philippines, Indonesia, Japan, South Korea, Australia and New Zealand. The APAC segment had net sales and segment Operating EBITA of approximately $190.9 million and $21.8 million, respectively, for the year ended December 31, 2016.
Accounting Basis of Presentation
During the periods presented prior to the Spin-Off on March 4, 2016, our consolidated financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. The Company functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for the Company and certain costs related to the Company have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the years ended December 31, 2015 and 2014.
The financial information included herein may not necessarily reflect our financial condition, results of operations and cash flows in the future or what our financial condition, results of operation and cash flows would have been had MFS been an independent, publicly-traded company prior to the Spin-Off.

All dollar amounts are in millions of dollars throughout the tables included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Operations
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Our consolidated results comprised the following for the years ended December 31, 2016 and 2015:

Millions of dollars, except per share data	2016	2015	$ Change	% Change
Net sales	$1,456.6	$1,570.1	$(113.5)	(7.2)%
Cost of sales	923.8	1,068.4	(144.6)	(13.5)%
Gross profit	532.8	501.7	31.1	6.2%
Gross profit margin	36.6%	32.0%
Selling, general and administrative expenses	290.1	291.6	(1.5)	(0.5)%
Amortization expense	31.2	31.4	(0.2)	(0.6)%
Separation expense	6.5	5.2	1.3	25.0%
Restructuring expense	2.5	4.6	(2.1)	(45.7)%
Asset impairment expense	3.3	9.0	(5.7)	(63.3)%
Earnings from operations	199.2	159.9	39.3	24.6%
Interest expense	85.2	1.4	83.8	5,985.7%
Interest expense (income) on notes with MTW — net	0.1	(15.8)	15.9	(100.6)%
Other expense (income) — net	9.1	(22.1)	31.2	(141.2)%
Earnings before income taxes	104.8	196.4	(91.6)	(46.6)%
Income taxes	25.3	39.3	(14.0)	(35.6)%
Net earnings	$79.5	$157.1	$(77.6)	(49.4)%
Analysis of Net Sales
Net sales for our reportable segments comprised the following for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015	$ Change	% Change
Net sales:
Americas	$1,186.6	$1,323.7	$(137.1)	(10.4)%
EMEA	287.6	281.6	6.0	2.1%
APAC	190.9	191.1	(0.2)	(0.1)%
Elimination of intersegment sales	(208.5)	(226.3)	17.8	(7.9)%
Total net sales	$1,456.6	$1,570.1	$(113.5)	(7.2)%
Consolidated net sales totaled $1,456.6 million for the year ended December 31, 2016, representing a $113.5 million, or 7.2%, decrease compared to the prior year, which was primarily driven by a 10.4% decrease in the Americas segment. Prior year net sales included $122.1 million from Kysor Panel Systems ("KPS"), which was sold in December 2015. In addition, foreign currency translation negatively impacted net sales for the year ended December 31, 2016 by $26.4 million, or 1.8%.
Net sales in the Americas segment for the year ended December 31, 2016 decreased $137.1 million, or 10.4%, primarily due to the divestiture of KPS in December 2015, which caused a decrease of approximately $122.1 million. Adjusted for the divestiture of KPS, net sales decreased $15.0 million from the prior year, which is a non-GAAP measure that consisted of a decrease in third party net sales of $12.0 million and lower intersegment net sales of $3.0 million. The $12.0 million third party net sales decrease year over year was due to softness in sales of hot-side products and a reduction in KitchenCare® sales of $2.4 million, partially offset by an increase of $28.7 million in pricing realization from our Simplification and Right-Sizing Initiatives. As well as pricing from 80/20, these initiatives include product and customer rationalization, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction and reduction in workforce. Foreign currency translation had an $8.1 million negative impact on third party net sales for the year ended December 31, 2016.

Net sales in the EMEA segment for the year ended December 31, 2016 increased $6.0 million, or 2.1%, primarily driven by an increase in third party net sales of $16.1 million, partially offset by lower intersegment net sales of $10.1 million. Third party net sales increased due to stronger sales of hot-side products, including Merrychef® high-speed ovens, stronger sales of beverage products, an increase of $6.8 million in pricing realization from the Simplification and Right-Sizing Initiatives and an increase of $1.0 million from improvement in KitchenCare® sales in the region. Foreign currency translation had a $14.6 million negative impact on third party net sales for the year ended December 31, 2016.

Net sales in the APAC segment for the year ended December 31, 2016 decreased $0.2 million, or 0.1%. Current year net sales included $11.2 million from the Welbilt Thailand acquisition in October 2015. Adjusted for the acquisition of Welbilt Thailand, which is a non-GAAP measure, net sales decreased $7.1 million and consisted of a decrease in third party net sales of $2.4 million and lower intersegment sales of $4.7 million. Foreign currency translation had a $3.7 million negative impact on third party net sales for the year ended December 31, 2016.

Analysis of Earnings from Operations

Earnings from operations for our reportable segments comprised the following for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015	$ Change	% Change
Earnings from operations:
Americas	$190.6	$161.0	$29.6	18.4%
EMEA	38.7	20.8	17.9	86.1%
APAC	21.7	22.3	(0.6)	(2.7)%
Elimination of intersegment sales	(51.8)	(44.2)	(7.6)	17.2%
Total earnings from operations	$199.2	$159.9	$39.3	24.6%

Consolidated earnings from operations for the year ended December 31, 2016 totaled $199.2 million, an increase of $39.3 million, or 24.6%, compared to the prior year, which was principally driven by savings from the Simplification and Right-Sizing Initiatives of approximately $56.8 million, partially offset by higher incentive compensation and the sale of KPS in December 2015.

Earnings from operations in the Americas segment for the year ended December 31, 2016 increased by $29.6 million, or 18.4%, despite the decrease in net sales. Adjusted for the impact of the divestiture of KPS of $12.8 million, earnings from operations increased from the prior year by $42.4 million. The increase in earnings from operations was primarily driven by $42.6 million of savings from the Simplification and Right-Sizing Initiatives, a $15.9 million improvement in KitchenCare® operations and operating efficiency improvements. These increases were partially offset by the negative impact from lower sales volume, higher incentive compensation and lower fixed cost absorption.

Earnings from operations in the EMEA segment for the year ended December 31, 2016 increased by $17.9 million, or 86.1%, which was primarily driven by cost savings of approximately $10.8 million from the Simplification and Right-Sizing Initiatives, a $4.0 million improvement in KitchenCare® operations in the region and better product mix from new product introductions. These increases were partially offset by the negative impact from foreign currency translation, higher incentive compensation and lower fixed cost absorption.

Earnings from operations in the APAC segment for the year ended December 31, 2016 decreased by $0.6 million, or 2.7%. The decrease was primarily driven by the negative impact of lower sales volume and fixed cost absorption, partially offset by savings from the Simplification and Right-Sizing Initiatives of $3.4 million and a $1.9 million improvement in KitchenCare® operations in the region.

Total selling, general and administrative expenses amounted to $290.1 million for the year ended December 31, 2016, a decrease of $1.5 million, or 0.5%, compared to the prior year. The decrease was principally driven by the impact from the divestiture of KPS of approximately $9.7 million, cost containment savings of $7.8 million and savings from the Simplification and Right-Sizing Initiatives of approximately $6.9 million. These decreases were partially offset by a $9.4 million increase in incentive compensation expense, a $5.8 million increase from the impact of foreign currency translation, $6.4 million of costs allocated to MFS in connection with the Spin-Off and the impact from the acquisition of Welbilt Thailand of $1.3 million.

Analysis of Non-Operating Income Statement Items
For the year ended December 31, 2016, interest expense was $85.2 million, an $83.8 million increase from the prior year, which was due to the issuance of $1,400.0 million of long-term debt as a result of the Spin-Off in the first quarter of 2016. See "—Liquidity and Capital Resources" for further discussion on our long-term debt and related future interest obligations. "Interest expense (income) on notes with MTW—net" reflects net interest income on funding provided by MFS to MTW via intercompany debt settled immediately prior to the Spin-Off as disclosed in Note 24, "Net Parent Company Investment and Related Party Transactions," to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The remaining "Other expense (income)—net" reflects primarily amortization of deferred financing fees on the aforementioned long-term debt, gains and losses on the disposal of businesses and foreign currency gains and losses. The decrease in other income, net of $31.2 million was due primarily to a $9.9 million gain on the sale of KPS in December 2015, the $5.4 million gain on sale of a certain investment property in 2015, a $4.9 million gain on the acquisition of Welbilt Thailand in October 2015 and $4.8 million of deferred financing costs recognized during the year ended December 31, 2016 in connection with the aforementioned debt issuance.

Analysis of Income Taxes
Income taxes for the year ended December 31, 2016 was $25.3 million, a decrease of $14.0 million, or 35.6%, from the prior year, which was primarily due to a decrease in earnings before income taxes of $91.6 million. The effective income tax rate was 24.1% and 20.0% for the years ended December 31, 2016 and 2015, respectively. The change was due to nonrecurring 2015 items and a change in the mix of earnings in jurisdictions without a valuation allowance. Included in the 2016 tax provision is a $2.9 million benefit for out-of-period balance sheet adjustments related to the Spin-Off. The Company does not believe these adjustments are material to our consolidated financial statements for 2016 or its comparative annual or quarterly financial statements.
Domestic earnings before income taxes in 2016 represent 29.1% of total earnings and a favorable 8.1% effective tax rate impact for lower tax rates in foreign jurisdictions, whereas 2015 domestic earnings represent 61.8% of total earnings and a 3.9% effective tax rate benefit for lower foreign tax rates. The 2016 and 2015 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25%.
The 2015 tax provision benefited by $17.8 million related to the divestiture of KPS resulting in a favorable impact to the effective tax rate. The benefit was primarily due to the write-off of $13.8 million of an unamortized deferred tax liability recorded in purchase accounting and use of a capital loss carryforward.
Earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates. As of December 31, 2016, approximately $57.5 million of the $60.2 million of cash and cash equivalents, including restricted cash, on the consolidated balance sheet was held by foreign entities.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Our consolidated results comprised the following for the years ended December 31, 2015 and 2014:

Millions of dollars, except per share data	2015	2014	$ Change	% Change
Net sales	$1,570.1	$1,581.3	$(11.2)	(0.7)%
Cost of sales	1,068.4	1,073.3	(4.9)	(0.5)%
Gross profit	501.7	508.0	(6.3)	(1.2)%
Gross profit margin	32.0%	32.1%
Selling, general and administrative expenses	291.6	299.6	(8.0)	(2.7)%
Amortization expense	31.4	31.8	(0.4)	(1.3)%
Separation expense	5.2	0.4	4.8	1,200.0%
Restructuring expense	4.6	2.6	2.0	76.9%
Asset impairment expense	9.0	1.1	7.9	718.2%
Earnings from operations	159.9	172.5	(12.6)	(7.3)%
Interest expense	1.4	1.3	0.1	7.7%
Interest expense (income) on notes with MTW — net	(15.8)	(16.6)	0.8	(4.8)%
Other expense (income) — net	(22.1)	2.1	(24.2)	(1,152.4)%
Earnings before income taxes	196.4	185.7	10.7	5.8%
Income taxes	39.3	25.9	13.4	51.7%
Net earnings	$157.1	$159.8	$(2.7)	(1.7)%
Analysis of Net sales
Net sales for our reportable segments comprised the following for the years ended December 31, 2015 and 2014:

(in millions)	2015	2014	$ Change	% Change
Net sales:
Americas	$1,323.7	$1,301.9	$21.8	1.7%
EMEA	281.6	315.1	(33.5)	(10.6)%
APAC	191.1	198.2	(7.1)	(3.6)%
Elimination of intersegment sales	(226.3)	(233.9)	7.6	(3.2)%
Total net sales	$1,570.1	$1,581.3	$(11.2)	(0.7)%

Consolidated net sales totaled $1,570.1 million for the year ended December 31, 2015, representing a $11.2 million, or 0.7%, decrease compared to the prior year. The decrease in total net sales included an unfavorable foreign exchange impact of approximately $49.5 million due to the relative strength of the U.S. Dollar to foreign currencies, and product roll-outs in the first half of 2014, which generated sales of approximately $35.2 million, that did not recur in the first half of 2015. Favorable volume, product and price mix impact of $73.5 million partially offset the negative impacts of foreign exchange and product roll-outs over the prior year period. Sales in the Americas totaled $1,323.7 million, an increase of 1.7% over the prior year, on favorable sales volumes across both hot and cold brands. Sales in EMEA and APAC were down 10.6% and 3.6%, respectively, compared to the prior year period, due to unfavorable foreign exchange only partially offset by strength in particular markets and product types. Further analysis of the changes in sales by reportable segments is shown below.

In 2015, net sales in the Americas segment increased by $21.8 million, or 1.7%, to $1,323.7 million, compared to $1,301.9 million in 2014. This increase was principally driven by higher sales across both hot and cold brands, with new product roll-outs to chain customers for our Delfield® and Ovens products, and continued strength in our ice business related to our Koolaire ice machines.

Net sales in the EMEA region for 2015 decreased by $33.5 million, or 10.6%, to $281.6 million compared to $315.1 million in the prior year. This decrease was primarily driven by unfavorable foreign currency impact and a benefit to 2014 sales from a new product roll-out to a major customer in the EMEA region, which more than offset increases from roll-out of the Convotherm® 4 oven and higher general market sales.

Net sales in the APAC region decreased by $7.1 million in 2015 from $198.2 million in the prior year. This decrease was primarily driven by lower sales to large QSR chain customers.

Analysis of Earnings from Operations

Earnings from operations for our reportable segments comprised the following for the years ended December 31, 2015 and 2014:

(in millions)	2015	2014	$ Change	% Change
Earnings from operations:
Americas	$161.0	$168.3	$(7.3)	(4.3)%
EMEA	20.8	18.1	2.7	14.9%
APAC	22.3	21.5	0.8	3.7%
Elimination of intersegment sales	(44.2)	(35.4)	(8.8)	24.9%
Total earnings from operations	$159.9	$172.5	$(12.6)	(7.3)%

For the year ended December 31, 2015, earnings from operations for the Americas region decreased $7.3 million, or 4.3%, compared to the prior year. The change was a result of a decline of approximately $13.0 million due to specific product roll-outs in the first half of 2014 that did not recur in the first half of 2015, as well as approximately $14.0 million of incremental costs associated with the consolidation and transition of our KitchenCare® business to third-party warehouse management during the first three quarters of the year. These costs were almost entirely offset by savings from headcount reductions and product and manufacturing cost reduction initiatives.

For the year ended December 31, 2015, compared to the prior year, earnings from operations for the EMEA region increased by $2.7 million to $20.8 million. Earnings for the segment increased despite the decrease in sales due to favorable pricing on new product roll-outs and cost containment across the region from headcount reductions and product and manufacturing cost reduction initiatives.

For the year ended December 31, 2015, earnings from operations for the APAC segment remained fairly consistent with the prior year, with an increase of approximately $0.8 million to $22.3 million. The decline in sales was offset by cost containment from headcount reductions and product and manufacturing cost reduction initiatives.

Total selling, general and administrative expenses amounted to $291.6 million in 2015, a decrease of 2.7% or $8.0 million compared to the prior year. The year-over-year decrease was attributable primarily to headcount reductions implemented during the year, as well as cost containment across the business.

Analysis of Non-Operating Income Statement Items

Interest expense for the years ended December 31, 2015 and 2014 primarily related to the financing costs on capital lease arrangements. Net interest income reflects the historical net interest income recognized by MFS from notes with MTW, which were settled on March 3, 2016. Other income - net for the year ended December 31, 2015 included a $9.9 million gain on sale of KPS, a $5.4 million gain on sale of a certain investment property and a $4.9 million gain on the acquisition of a Thailand joint venture. The remainder of costs in 2015 related primarily to foreign exchange gains. Other (expense) income - net for the year ended December 31, 2014 primarily related to foreign exchange gains or losses.

Analysis of Income Taxes

MFS’ effective tax rate for the years ended 2015 and 2014 was 20.0% and 13.9%, respectively. The 2015 tax provision was reduced by $17.8 million related to the divestiture of the KPS business resulting in a favorable impact to the effective tax rate. This benefit was primarily due to the write-off of $13.8 million of an unamortized deferred tax liability recorded in purchase accounting and use of a capital loss carryforward. The 2014 effective tax rate was reduced by a $25.6 million tax benefit related to a capital loss realization from an election with the IRS to treat a Foodservice entity as a partnership for U.S. federal income tax purposes.

Market Conditions and Outlook
We are a leading participant in the global foodservice equipment industry. Our customers include many of the fastest-growing and most-innovative foodservice companies in the world. We serve customers around the globe and we will continue to expand and support our customers wherever they grow. Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.
The U.S. foodservice market accounted for approximately 20.6%, or $543.1 billion, of the global food service market in 2016 based on Euromonitor studies. According to Technomic, the foodservice industry in the U.S. is expected to grow at a compound annual growth rate ("CAGR") of approximately 2% during the 2017-2022 period with some foodservice industry sectors, such as senior living or fast casual dining growing at a CAGR of 4-6% during the same time period. Among other factors, the market growth will be driven by disposable income, increased employment, investment in new establishments and the underlying trend for increased convenience.
On a global scale, the demand for affordable dining is expected to continue. The size of the global foodservice equipment markets we serve, including the hot side, cold side, beverage and aftermarket parts and services equates to approximately 1% of the foodservice market global revenue. The foodservice equipment market was valued at $27.7 billion in 2015 according to Future Market Insights and is expected to expand at a CAGR of 5.1% from 2016-2024 and reach $42.9 billion by 2024. We believe the main growth will be in the hot side product categories of cooking and hold and serve with an expected CAGR for the 2016-2019 period of 4% to 5%, whereas the CAGR on the cold side and the aftermarket sales is expected to be around 3% to 4%.
Consumers in most markets are expected to gravitate towards more informal options, which is a trend seen among both high income consumers looking to save during a slow economic recovery, and lower income consumers looking for accessible entry points for "on the go" food consumption. For foodservice equipment operators in emerging markets, this offers enormous opportunity for innovation, particularly in terms of format, as new restaurant consumers look to experiment with a variety of brands and experiences. QSR chains, in particular, have proved successful at innovation in these markets. Global expansion and long-term focus on new emerging markets with new equipment will be driven by chain restaurants in countries such as India, China, parts of the Middle East and South-East Asia in general.
Within the restaurant industry, growing trends towards enhancing food safety and waste reduction are expected to drive demand for foodservice equipment. According to the World Health Organization, as populations worldwide become increasingly urbanized and globalized, people are more often eating outside of the home and the global food chain is becoming increasingly complex. Food providers have an ever greater responsibility to ensure food safety for consumers. High quality foodservice equipment can help these providers meet this challenge. Additionally, restaurants are striving to reduce waste and promote sustainability. According to the Food and Agriculture Organization of the United Nations, approximately one third of all food produced globally gets either lost or wasted each year. Modern and efficient foodservice equipment can promote energy efficiency in the kitchen, prevent premature spoilage, and reduce waste.

Overall, we believe that continued growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S., the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment, and new equipment requirements resulting from menu changes as well as waste reduction. We expect to benefit from these trends, and grow market penetration alongside our customers as they expand into new service categories and geographies. We believe we are well-positioned to take advantage of worldwide growth opportunities with global and regional new product introductions, improvement in operational performance and other strategic initiatives.

We believe our strong position gives us significant opportunities to grow along with our customers. Not only do we aim to be their supplier of choice, but also their innovator of choice. Our customers are constantly looking for ways to innovate their menus, and we are at the forefront of that innovation. MFS was again honored in 2016 by the National Restaurant Association ("NRA") as one of the restaurant industry's leading companies focused on innovation by understanding and meeting the operator's needs. The superior quality of our foodservice equipment has long been recognized by third-parties. As just one example of awards reflecting a history of innovation, MFS has won 31 Kitchen Innovation Awards from the NRA since 2005.

Our brands are well-positioned leaders that span most major commercial foodservice equipment categories. Our team is passionate about the opportunities that our market position and global capabilities provide us. For 2017, our priorities are to continue to grow our customer base, deepen customer penetration, and drive international expansion to continue to achieve profitable growth, and to drive margin expansion through right-sizing our operations and business simplification.

Liquidity and Capital Resources
Overview of Factors Affecting our Liquidity
Prior to the Spin-off, MTW provided capital, cash management and other treasury services to MFS. As part of these services, certain cash balances were swept to MTW on a daily basis and were held in a centralized account. In turn, MTW transferred cash to MFS in order for MFS to meet its cash needs. As a result, the cash balances presented in the consolidated financial statements prior to the Spin-Off consist primarily of cash held at certain MFS entities used to satisfy their own cash needs. Following the Spin-Off, MFS’ capital structure and sources of liquidity have changed significantly from its historical capital structure and sources. MFS no longer participates in capital management with MTW, and MFS’ ability to fund its cash needs now depends on its ongoing ability to generate and raise cash.
On March 3, 2016, in connection with the completion of the Spin-Off, we incurred a total of approximately $1,400.0 million of aggregate debt, which consists of a $975.0 million senior secured term loan B facility, which bears interest at a floating rate and will mature in 2023, and $425.0 million of senior notes due 2024, which bear interest at 9.5% per annum. Additionally, we have a senior secured revolving credit facility that permits borrowings of up to $225.0 million, which bears interest at a floating rate and will mature in 2021. See "—Description of Material Indebtedness" for more information regarding this new debt.

In connection with the Spin-Off, we distributed $1,362.0 million of cash to MTW, including net proceeds from debt that we incurred.

Our primary cash needs are centered on operating activities, working capital and capital investments. Although we believe that our cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the then-current state of the economy. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash
The table below shows a summary of cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(in millions)	2016	2015	2014
Net cash provided by (used for):
Operating activities	$122.0	$143.0	$200.2
Investing activities	(20.4)	59.1	(25.3)
Financing activities	(78.9)	(183.1)	(167.0)
Effect of exchange rate changes on cash	(0.9)	(3.5)	(1.0)
Net change in cash and cash equivalents	$21.8	$15.5	$6.9
Operating Activities
Cash and cash equivalents on-hand at December 31, 2016 amounted to $53.8 million, compared to $32.0 million at December 31, 2015.
Cash flows from operating activities for the year ended December 31, 2016 was $122.0 million, a decrease of $21.0 million compared to the prior year. The decrease in cash flow from operating activities was primarily due to cash paid for interest of $69.6 million during the year ended December 31, 2016 on $1,400.0 million of long-term debt issued as a result of the Spin-Off in the first quarter of 2016. This was partially offset by the timing of cash payments on trade accounts payable of $14.5 million.

Cash flows from operating activities during 2015 was $143.0 million, a decrease of $57.2 million compared to the prior year. The decrease in cash flow from operating activities for the year ended December 31, 2015, compared to 2014 was primarily due to the timing of cash payments on trade accounts payable of $46.8 million and lower cash from earnings of $25.1 million, partially offset by a decrease in inventory of $28.5 million on better working capital management and non-recurring inventory build-up at year-end 2014 due to the consolidation and transition of our KitchenCare® business in that period.
Investing Activities
Cash flows used for investing activities of $20.4 million in 2016 consisted primarily of capital expenditures of $16.0 million, with the majority of capital expenditures related to fixed asset equipment purchases.
Cash flows provided by investing activities of $59.1 million in 2015 related mainly to $78.2 million of proceeds from a sale of KPS partially offset by capital expenditures of $13.2 million on fixed asset equipment purchases.
Cash flows used for investing activities of $25.3 million in 2014 related mainly to capital expenditures on fixed asset equipment purchases.

Financing Activities
Cash flows used for financing activities for the year ended December 31, 2016 was $78.9 million, primarily due to the dividend payment of $1,362.0 million to MTW, the repayment of long term debt of $186.8 million and cash paid of $41.3 million for costs incurred in connection with the issuance of debt, partially offset by debt issuance proceeds of $1,501.1 million.
Cash flows used for financing activities for the years ended December 31, 2015 and 2014 were $183.1 million and $167.0 million, respectively, primarily related to financing transactions with MTW during these periods.
Description of Material Indebtedness
On March 3, 2016, in connection with the completion of the Spin-Off, we incurred a total of $1,400.0 million in new indebtedness, and had an additional $225.0 million available under a senior secured revolving credit facility, limited by the amount of letters of credit outstanding at any given point of time.
The outstanding indebtedness at the completion of the Spin-Off consisted of:

•	$975.0 million senior secured term loan B facility;

•	$425.0 million aggregate principal amount of 9.5% senior notes due 2024; and

•	no outstanding balance under the senior secured revolving credit facility.
The following summarizes the principal terms of the senior secured term loan facility and senior secured revolving credit facility and the terms of our senior notes.
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
Interest Rate
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of MFS, (i) LIBOR plus the applicable margin of 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which is 1.00% lower than for LIBOR loans.
Maturity and Amortization
The loans and commitments under the Revolving Facility mature or terminate on March 3, 2021. The loans and commitments under the Term Loan B Facility will mature or terminate on March 3, 2023 and require quarterly principal payments at a rate of 0.25% of the original principal balance, which began with the fiscal quarter ending September 30, 2016.
Mandatory Prepayments
Mandatory prepayments on the Term Loan B Facility are required, subject to customary exceptions, (i) from the receipt of net cash proceeds by the Company or any of its restricted subsidiaries from certain asset dispositions and casualty events, in each case, to the extent such proceeds are not reinvested or committed to be reinvested in assets useful in the business of the Company or any of its subsidiaries within twelve months of the date of such disposition or casualty event, (ii) following the receipt of net cash proceeds from the issuance or incurrence of additional debt of the Company or any of its subsidiaries and (iii) in an amount equal to 50% of excess cash flow of the Company and its subsidiaries with step-downs to 25% if the senior secured leverage ratio is less than or equal to 4.50 to 1 but greater than 4.00 to 1, and to 0% if the senior secured leverage ratio is less than or equal to 4.00 to 1.
Guarantees and Security
The Company's obligations under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries and (iii) special purpose securitization vehicles).
There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing the obligations of the Company under the Senior Secured Credit Facilities will be pari passu.

Certain Covenants and Events of Default
The 2016 Credit Agreement contains customary financial covenants including (a) a maximum consolidated total leverage ratio of 6.25 to 1, with step-downs of 0.25 each fiscal quarter beginning with the fiscal quarter ending September 30, 2016 until the ratio reaches 4.00 to 1 in the fiscal quarter ending September 30, 2018 , and (b) a minimum consolidated interest coverage ratio of 2.00 to 1, with increases of 0.25 every other fiscal quarter beginning with the fiscal quarter ending September 30, 2016 until the ratio reaches 3.00 to 1 in the fiscal quarter ending December 30, 2017. Only lenders holding at least a majority of the Senior Secured Credit Facilities have the ability to amend the financial covenants, waive a breach of the financial covenants or accelerate the Senior Secured Credit Facilities upon a breach of the financial covenants, and a breach of the financial covenants will not constitute an event of default with respect to the Senior Secured Credit Facilities or trigger a cross-default under the Senior Secured Credit Facilities until the date on which the Senior Secured Credit Facilities has been accelerated and terminated.
The current levels of the financial ratio covenants under the Senior Secured Credit Facilities and our actual ratios for each quarter ended during 2016 are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio Level (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio Level (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2016	6.25:1.00	5.49:1.00	2.00:1.00	5.91:1.00
June 30, 2016	6.25:1.00	5.52:1.00	2.00:1.00	3.25:1.00
September 30, 2016	6.00:1.00	5.29:1.00	2.25:1.00	3.17:1.00
December 31, 2016	5.75:1.00	5.18:1.00	2.25:1.00	3.13:1.00
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
The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. In September 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered under the Securities Act.
The Senior Notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100% of the principal amount thereof plus a "make-whole" premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the Senior Notes at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

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
Off-Balance Sheet Arrangements
The Company's disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•
The Company disclosed its accounts receivable securitization arrangement in Note 11, "Accounts Receivable Securitization," to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•
The Company leases various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21, "Leases," to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (the "2016 Securitization Facility") with Wells Fargo Bank, National Association, as purchaser and agent, whereby the Company will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which entity, in turn, will sell, convey, transfer and assign to a third-party financial institution (a "Purchaser"), all of the right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser will receive ownership of the pools of receivables. The Company, along with certain of its subsidiaries, act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required per the 2016 Credit Agreement.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2016:

(in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$1,313.5	$—	$—	$—	$—	$63.5	$1,250.0
Interest obligations	600.2	88.6	88.5	88.5	88.6	88.5	157.5
Capital leases	3.3	1.6	0.5	0.4	0.4	0.2	0.2
Operating leases	37.4	11.2	9.2	7.6	5.6	3.6	0.2
Purchase orders	76.5	76.4	0.1	—	—	—	—
Total contractual obligations	$2,030.9	$177.8	$98.3	$96.5	$94.6	$155.8	$1,407.9
Unrecognized tax benefits totaling $12.5 million as of December 31, 2016, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, "Income Taxes," to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for disclosures surrounding uncertain income tax positions under Accounting Standards Codification Topic 740.
We maintain defined benefit pension plans for some of our operations in the United States, Europe and Asia. Additionally, certain of our employees participated in a pension plan sponsored by MTW, which is accounted for as a multiemployer plan. As of March 4, 2016, we held our own Defined Benefit Plan and no longer participated in the MTW Defined Benefit Plan. We have established a Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts. The composition of the MFS plan is substantially the same as the former MTW plan.
In 2016, cash contributions by us to all pension plans, including the multiemployer plan, were $6.1 million, and we estimate that our pension plan contributions will be approximately $10.0 million in 2017.
Please refer to Note 17, "Contingencies and Significant Estimates," to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, where we have disclosed our environmental, health, safety, contingencies and other matters.

Non-GAAP Financial Measures
The Securities and Exchange Commission ("SEC") has adopted rules to regulate the use in filings with the SEC and in public disclosures of financial measures that are not in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with U.S. GAAP. The Company's non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Our non-GAAP measures include Free Cash Flow, Adjusted Operating EBITA, Adjusted Net Earnings, Adjusted Net Earnings Per Share, Organic Net Sales and Organic Net Sales and the related ratios. Free Cash Flow represents operating cash flows less property, plant and equipment additions. We define Adjusted Operating EBITA as Operating EBITA (net earnings before interest, income taxes, other expense (income) — net and amortization), adjusted for the impact of certain items that we do not consider representative of our ongoing operating performance, including asset impairment, restructuring and separation charges. We define Adjusted Net Earnings as net earnings before the impact of certain items including asset impairment, restructuring and separation charges, net of taxes. The tax effect of these adjustments is determined using the effective tax rates for the countries comprising such adjustments, which is primarily the U.S. Adjusted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. For the years ended December 31, 2015 and 2014, Adjusted Net Earnings Per Share was retrospectively restated for the number of MFS shares outstanding immediately following the Spin-Off. Organic Net Sales and Organic Net Sales in Constant Currency reflect net sales before the impact of acquisitions and divestitures and before the impact of acquisitions, divestitures and foreign currency translation, respectively.

The Company believes that these measures are helpful to investors in evaluating the ongoing performance and liquidity of our operating businesses, the and provides greater transparency into our results of operations. In addition, these non-GAAP measures provide a comparison to commonly used financial metrics within the professional investing community which do not include special items.

Non-GAAP measures have limitations as an analytical tool, and you should not consider these non-GAAP measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP.

A reconciliation of GAAP financial measures to non-GAAP financial measures for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in millions)	2016	2015	2014
Free Cash Flow:
Net cash provided by operating activities	$122.0	$143.0	$200.2
Net capital expenditures	(16.0)	(13.2)	(25.3)
Free cash flow	$106.0	$129.8	$174.9

Adjusted Operating EBITA:
Net earnings	$79.5	$157.1	$159.8
Income taxes	25.3	39.3	25.9
Other expense (income) — net	9.1	(22.1)	2.1
Interest expense (income) on notes with MTW — net	0.1	(15.8)	(16.6)
Interest expense	85.2	1.4	1.3
Earnings from operations	199.2	159.9	172.5
Asset impairment expense	3.3	9.0	1.1
Restructuring expense	2.5	4.6	2.6
Separation expense	6.5	5.2	0.4
Amortization expense	31.2	31.4	31.8
Total Adjusted Operating EBITA	$242.7	$210.1	$208.4

Adjusted Operating EBITA Margin (1):	16.7%	13.4%	13.2%
(1) Adjusted Operating EBITA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITA by net sales.

Adjusted Net Earnings:
Net earnings	$79.5	$157.1	$159.8
Asset impairment expense	3.3	9.0	1.1
Restructuring expense	2.5	4.6	2.6
Separation expense	6.5	5.2	0.4
Tax effect of adjustments	(4.7)	(7.0)	(1.5)
Total Adjusted Net Earnings	$87.1	$168.9	$162.4

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.57	$1.15	$1.17
Asset impairment expense per share	0.02	0.07	0.01
Restructuring expense per share	0.02	0.03	0.02
Separation expense per share	0.05	0.04	—
Tax effect of adjustments per share	(0.04)	(0.06)	(0.01)
Total Adjusted Diluted Net Earnings Per Share	$0.62	$1.23	$1.19

Organic Net Sales:
Net sales	$1,456.6	$1,570.1	$1,581.3
Less: Kysor Panel Systems sales	—	(122.1)	—
Plus: Welbilt Thailand sales	—	6.9	—
Organic Net Sales	1,456.6	1,454.9	1,581.3

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the notes to the audited consolidated financial statements for more detailed description of these and other accounting policies of MFS.
Basis of Presentation - The consolidated financial statements for all periods prior to the Spin-Off include the accounts of MFS and its subsidiaries as well as entities which were not subsidiaries prior to the Spin-Off but are now part of MFS. The initial accounts of MFS were based on the segmental accounts of the Foodservice segment within MTW’s consolidated accounts. The consolidated accounts also include the costs associated with shared functions, primarily corporate functions such as tax, treasury, internal audit, corporate accounting, reporting and controls, information technology, investor relations, human resources and legal. MTW historically only allocated a portion of the costs associated with these shared functions to the segments, but not on a fully allocated basis. See "Corporate Expense Allocations" for details of the allocations.
Prior to the Spin-off, the consolidated financial statements were prepared on a standalone basis and reflect the historical results of operations, financial position and cash flows of MFS in accordance with U.S. GAAP. The consolidated financial statements are presented as if MFS had been carved out of MTW for all periods presented. All significant transactions within MFS have been eliminated.
Corporate Expense Allocations - The consolidated financial statements for the periods prior to the Spin-Off include expense allocations for (1) corporate support functions that were provided on a centralized basis at MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) share-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to MFS based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which have been previously partially allocated to MFS. Debt obligations of MTW, specifically those that relate to the enterprise senior notes, term loans and revolving credit facilities, have not been allocated to MFS as it was not an obligor nor a party to the obligations between MTW and the debt holders. Corresponding financing costs related to these debt obligations likewise were not allocated to MFS as it did not participate in these enterprise financing activities. See Note 24, "Net Parent Company Investment and Related Party Transactions," of the audited consolidated financial statements for additional discussions on expense allocations.
Management believes that the assumptions underlying the consolidated financial statements, including the assumptions regarding allocated expenses reasonably reflect the use of services provided to or the benefit received by MFS during the periods presented. Nevertheless, the consolidated financial statements may not include all of the actual expenses that would have been incurred by MFS and may not reflect our results of operations, financial position and cash flows had we been a standalone Company during the periods presented. Actual expenses that would have been incurred if MFS had been a standalone Company would depend on several factors, including but not limited to the standalone organizational structure and certain operational and strategic decisions in various areas like corporate infrastructure.
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
Goodwill, Other Intangible Assets and Other Long-Lived Assets - We account for goodwill and other intangible assets under the guidance of Accounting Standards Codification ("ASC") Subtopic 350-10, "Intangibles - Goodwill and Other." Under ASC Subtopic 350-10, goodwill is not amortized; however, we perform an annual impairment review at June 30 of every year or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews for our reporting units, which we have determined to be: Americas, EMEA, and APAC. To perform our impairment review, we use a fair-value method, primarily the income approach, based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill. Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

We will continue to monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. Deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that assets are impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations.
We also review long-lived assets for impairment whenever events or changes in circumstances indicate that the assets carrying amount may not be recoverable. We conduct our long-lived asset impairment analyses in accordance with ASC Subtopic 360-10-5, "Property, Plant, and Equipment." ASC Subtopic 360-10-5 requires us to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows.
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
Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 20, "Employee Benefit Plans," to the audited consolidated financial statements for a summary of the impact of a 0.5% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.
Product Liability - We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as "IBNR"). This analysis is performed twice annually. We have established a position within the actuarially determined range, which we believe is the best estimate of the IBNR liability.
Income Taxes - We account for income taxes under the guidance of ASC Subtopic 740-10, "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. We do not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

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
Stock-Based Compensation - The computation of the expense associated with stock-based compensation requires the use of certain valuation models and based on projected achievement of underlying performance criteria for performance shares. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options and Monte Carlo analysis to calculate the total stockholder return portion of performance shares that were granted in 2014. The Black-Scholes and Monte Carlo models require assumptions regarding the volatility of the Company’s stock, the expected life of the stock award and the Company’s dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.
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
Restructuring Charges - Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The Company accounts for restructuring charges under the guidance of ASC Subtopic 420-10, "Exit or Disposal Cost Obligations." The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.
Recent Accounting Changes and Pronouncements
See Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the U.S. and globally and are exposed to market risks in the ordinary course of our business. These risks include, but are not limited to, changes in interest rates, commodities and foreign currency exchange rates. To reduce these risks, we selectively use derivative financial instruments and other proactive management techniques. We have policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited.
Interest Rate Risk
We are exposed to interest rate risk on borrowings under the Senior Secured Credit Facilities which bear interest at variable rates. As of December 31, 2016, we had $888.5 million of debt outstanding under the Senior Secured Credit Facilities. As of December 31, 2016, the undrawn borrowing availability under the Revolving Facility was $158.2 million, excluding $3.3 million of standby letters of credit. Borrowings under the Senior Secured Credit Facilities will bear interest at a rate per annum equal to, at the option of MFS, (i) LIBOR plus the applicable margin of 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans. Using the debt balances as of December 31, 2016, if LIBOR rates were to rise above the floor, then each hypothetical 0.25% increase in LIBOR would result in additional annual interest expense of $2.3 million. While we currently do not engage in interest rate hedging activity, we monitor interest rates and if appropriate, may engage in hedging activity in the future.
Commodity Price Risk
We are exposed to fluctuating market prices for commodities, including steel, nickel, copper, aluminum, and natural gas. We have established programs to manage the negotiations of commodity prices.  In addition to the regular negotiations of material prices with certain vendors, our customer contracts generally provide that we may recover increases in the cost of our commodity inputs by increasing our prices with at least 60-days advance notice. We also routinely enter into certain commodity hedges that fix the price of certain of our key commodities utilized in the production of our product offerings. Commodities that are hedged include copper, aluminum, certain steel inputs and natural gas.  As of December 31, 2016, $0.5 million of unrealized gains, net of tax, due to commodity hedging positions will be reclassified from other comprehensive income (loss) into earnings over the next 12 months. As of December 31, 2016, we had open commodity derivatives that qualify for hedge accounting with aggregate notional values of 1,663 metric tons of aluminum, 746 metric tons of copper, 56,416 million BTU of natural gas, and 8,663 short tons of steel, and no open commodity derivatives that did not qualify for hedge accounting.
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
Currency Price Risk
We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  Non-U.S. sales were approximately 35.1% of our total sales for 2016, with the largest percentage 14% being sales into various European countries.
Regarding transactional foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on nonfunctional currency denominated receivables and payables.  Gains and losses resulting from hedging instruments either impact our consolidated statements of operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged.  The maturities of these forward exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow.  The hedges of anticipated transactions are designated as cash flow hedges under the guidance of Accounting Standards Codification ("ASC") Subtopic 815-10, "Derivatives and Hedging."  As of December 31, 2016, we had outstanding forward exchange contracts hedging anticipated transactions and future settlements of outstanding accounts receivable and accounts payable with a market value of a $0.2 million of unrealized losses.  A 10% appreciation or depreciation of the underlying functional currency at December 31, 2016 for non-designated hedges of foreign exchange contracts would not have a significant impact on our consolidated statements of operations as any gains or losses under the foreign exchange contracts hedging accounts receivable or payable balances would be offset by equal gains or losses on the underlying receivables or payables.  A 10% appreciation of the underlying functional currency at December 31, 2016 for foreign exchange contracts designated as cash flow hedges could have an impact of approximately $2.9 million on the date of settlement. A 10% depreciation of the underlying functional currency at December 31, 2016 for foreign exchange contracts designated as cash flow hedges could have an impact of approximately $3.5 million on the date of settlement.
Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end.  Results of operations are translated into U.S. dollars at an average exchange rate for the period.  The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments.  The translation adjustment recorded in accumulated other comprehensive loss at December 31, 2016 was a loss of $9.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Financial Statement Schedule:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
of Manitowoc Foodservice, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Manitowoc Foodservice, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 24, 2017

MANITOWOC FOODSERVICE, INC.
Consolidated Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

Millions of dollars, except per share data	2016	2015	2014
Net sales	$1,456.6	$1,570.1	$1,581.3
Cost of sales	923.8	1,068.4	1,073.3
Gross profit	532.8	501.7	508.0
Selling, general and administrative expenses	290.1	291.6	299.6
Amortization expense	31.2	31.4	31.8
Separation expense	6.5	5.2	0.4
Restructuring expense	2.5	4.6	2.6
Asset impairment expense	3.3	9.0	1.1
Earnings from operations	199.2	159.9	172.5
Interest expense	85.2	1.4	1.3
Interest expense (income) on notes with MTW — net	0.1	(15.8)	(16.6)
Other expense (income) — net	9.1	(22.1)	2.1
Earnings before income taxes	104.8	196.4	185.7
Income taxes	25.3	39.3	25.9
Net earnings	$79.5	$157.1	$159.8
Per share data
Earnings per common share — Basic	$0.58	$1.15	$1.17
Earnings per common share — Diluted	$0.57	$1.15	$1.17
Weighted average shares outstanding — Basic	137,906,284	137,016,712	137,016,712
Weighted average shares outstanding — Diluted	139,714,120	137,016,712	137,016,712

The accompanying notes are an integral part of these consolidated financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016, 2015 and 2014

Millions of dollars	2016	2015	2014
Net earnings	$79.5	$157.1	$159.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.9)	(25.2)	(16.9)
Unrealized gain (loss) on derivatives, net of income tax (expense) benefit of ($1.0), $0.5 and $0.2, respectively	2.6	(0.8)	(0.6)
Employee pension and post-retirement benefits, net of income tax (expense) benefit of ($0.6), $0.0 and $0.3, respectively	0.4	2.2	(4.4)
Total other comprehensive income (loss), net of tax	1.1	(23.8)	(21.9)
Comprehensive income	$80.6	$133.3	$137.9

The accompanying notes are an integral part of these consolidated financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated Balance Sheets
As of December 31, 2016 and 2015

Millions of dollars, except share data	2016	2015
Assets
Current assets:
Cash and cash equivalents	$53.8	$32.0
Restricted cash	6.4	0.6
Accounts receivable, less allowances of $5.3 and $4.0, respectively	81.7	63.8
Inventories — net	145.6	145.9
Prepaids and other current assets	13.9	10.3
Current assets held for sale	6.8	—
Total current assets	308.2	252.6
Property, plant and equipment — net	109.1	116.4
Goodwill	845.3	845.8
Other intangible assets — net	484.4	519.6
Other non-current assets	22.1	15.9
Long-term assets held for sale	—	3.7
Total assets	$1,769.1	$1,754.0
Liabilities and equity
Current liabilities:
Accounts payable	$108.4	$121.7
Accrued expenses and other liabilities	174.5	164.9
Current portion of capital leases	1.6	0.4
Product warranties	27.9	34.3
Current liabilities held for sale	0.7	—
Total current liabilities	313.1	321.3
Long-term debt and capital leases	1,278.7	2.3
Deferred income taxes	137.8	167.9
Pension and postretirement health obligations	47.4	33.3
Other long-term liabilities	35.6	20.5
Total non-current liabilities	1,499.5	224.0
Commitments and contingencies (note 17)
Total (deficit) equity:
Common stock (300,000,000 shares and 0 shares authorized, 138,601,327 shares and 0 shares issued and 138,562,016 shares and 0 shares outstanding, respectively)	1.4	—
Additional paid-in capital (deficit)	(72.0)	—
Retained earnings	70.5	—
Net parent company investment	—	1,253.2
Accumulated other comprehensive loss	(43.4)	(44.5)
Total (deficit) equity	(43.5)	1,208.7
Total liabilities and equity	$1,769.1	$1,754.0

The accompanying notes are an integral part of these consolidated financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015, and 2014

Millions of dollars	2016	2015	2014
Cash flows from operating activities
Net earnings	$79.5	$157.1	$159.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	17.3	19.6	21.2
Amortization of intangible assets	31.2	31.4	31.8
Amortization of deferred financing fees	4.8	—	—
Deferred income taxes	(9.9)	(30.0)	(17.5)
Stock-based compensation expense	6.3	2.3	2.4
Asset impairment	3.3	9.0	1.1
Loss on sale of property, plant and equipment	0.4	0.9	0.3
Gain on acquisitions and divestitures	—	(14.8)	—
Other	—	—	1.1
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(8.3)	(7.5)	(0.3)
Inventories	(3.6)	4.7	(23.8)
Other assets	(11.5)	1.4	(1.3)
Accounts payable	(11.1)	(25.6)	21.2
Other current and long-term liabilities	23.6	(5.5)	4.2
Net cash provided by operating activities	122.0	143.0	200.2
Cash flows from investing activities
Capital expenditures	(16.0)	(13.2)	(25.3)
Changes in restricted cash	(6.0)	(0.6)	—
Business acquisitions, net of cash acquired	—	(5.3)	—
Proceeds from dispositions	1.6	78.2	—
Net cash (used for) provided by investing activities	(20.4)	59.1	(25.3)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,501.1	0.5	3.1
Repayments on long-term debt and capital leases	(186.8)	(0.7)	(3.4)
Debt issuance costs	(41.3)	—	—
Dividend paid to MTW	(1,362.0)	—	—
Net transactions with MTW	(6.1)	(182.9)	(166.7)
Exercises of stock options	16.2	—	—
Net cash used for financing activities	(78.9)	(183.1)	(167.0)
Effect of exchange rate changes on cash	(0.9)	(3.5)	(1.0)
Net increase in cash and cash equivalents	21.8	15.5	6.9
Balance at beginning of period	32.0	16.5	9.6
Balance at end of period	$53.8	$32.0	$16.5
Supplemental disclosures of cash flow information:
Net cash paid for income taxes	$42.1	$13.2	$13.2
Cash paid for interest	69.6	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MANITOWOC FOODSERVICE, INC.
Consolidated Statements of Equity
For the years ended December 31, 2016, 2015 and 2014

Millions of dollars, except share data	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
Balance at December 31, 2013	—	$—	$—	$—	$1,267.2	$1.2	$1,268.4
Net earnings	—	—	—	—	159.8	—	159.8
Other comprehensive income	—	—	—	—	—	(21.9)	(21.9)
Net decrease in parent company investment	—	—	—	—	(154.9)	—	(154.9)
Balance at December 31, 2014	—	—	—	—	1,272.1	(20.7)	1,251.4
Net earnings	—	—	—	—	157.1	—	157.1
Other comprehensive income	—	—	—	—	—	(23.8)	(23.8)
Net decrease in parent company investment	—	—	—	—	(176.0)	—	(176.0)
Balance at December 31, 2015	—	—	—	—	1,253.2	(44.5)	1,208.7
Net earnings	—	—	—	64.2	15.3	—	79.5
Net transfers to MTW	—	—	—	—	(1,362.0)	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	—	(1.0)
Reclassification of net investment to additional paid-in capital	—	—	(94.5)	—	94.5	—	—
Issuance of common stock at Spin-Off	137,016,712	1.4	(1.4)	—	—	—	—
Issuance of common stock, equity-based compensation plans	1,584,615	—	16.2	—	—	—	16.2
Stock-based compensation expense	—	—	6.3	—	—	—	6.3
Adjustments in connection with the Spin-Off	—	—	1.4	6.3	—	—	7.7
Other comprehensive income	—	—	—	—	—	1.1	1.1
Balance at December 31, 2016	138,601,327	$1.4	$(72.0)	$70.5	$—	$(43.4)	$(43.5)

The accompanying notes are an integral part of these consolidated financial statements.

MANITOWOC FOODSERVICE, INC.
Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation
The Spin-Off
On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Crane business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Crane business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). In this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively.

In these consolidated financial statements, unless the context otherwise requires:

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

Description of the Business

The Company is one of the world’s leading commercial foodservice equipment companies. It designs and manufactures a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and is supported by a growing aftermarket parts and repair service business. Its capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company's suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. The Company's products and aftermarket parts and service support are recognized by its customers and channel partners for their quality, reliability and durability that enable profitable growth for MFS end customers by improving their menus, enhancing operations and reducing costs.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated. Interest income and expense related to the notes with MTW have been reflected on a net basis within the accompanying consolidated statement of operations as described in Note 24, "Net Parent Company Investment and Related Party Transactions."
During the periods presented prior to the Spin-Off on March 4, 2016, the Company's financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. The Company functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the years ended December 31, 2015 and 2014. These allocated costs are primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) share-based compensation and 4) certain administrative functions, which are not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount or other measures the Company determined to be reasonable.
As the separate legal entities that comprised the Company were not historically held by a single legal entity, "Net parent company investment" in the accompanying consolidated financial statements is shown in lieu of stockholder’s equity. Balances between MFS and MTW (including its Crane business) that were not historically settled in cash are included in "Net parent company investment," which represents MTW's interest in the recorded assets of MFS and the cumulative investment by MTW in MFS through the Spin-Off, inclusive of operating results.
Management of the Company believes the assumptions underlying the accompanying consolidated financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the accompanying consolidated financial statements may not be indicative of the Company's future performance, and they do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the entirety of the periods presented prior to the Spin-Off.

Prior to the Spin-Off, cash was managed centrally and flowed through centralized bank accounts controlled and maintained by MTW. Accordingly, cash and cash equivalents held by MTW at the corporate level were not attributable to MFS for any of the periods presented prior to the Spin-Off. Only cash amounts specifically attributable to MFS are reflected in the accompanying consolidated financial statements. Transfers of cash, both to and from MTW's centralized cash management system, are reflected as a component of "Net parent company investment" in the accompanying consolidated balance sheets and as a financing activity in the accompanying consolidated statements of cash flows. Additionally, none of MTW’s debt has been allocated to the consolidated financial statements as MFS has no legal obligation for any of the debt agreements. MFS received or provided funding as part of MTW's centralized treasury program.
Income tax expense in the accompanying consolidated statement of operations for the periods prior to the Spin-Off is computed on a separate return basis, as if MFS was operating as a separate consolidated group and filed separate tax returns in the jurisdictions in which it operates. As a result of potential changes to our business model and potential past and future tax planning, income tax expense included in the accompanying consolidated financial statements may not be indicative of MFS' future expected tax rate. In addition, cash tax payments and items of current and deferred taxes may not be reflective of MFS' actual tax balances prior to or subsequent to the Spin-Off.
MFS, as a stand-alone entity commencing with the Spin-Off, files US federal and state tax returns on its own behalf. The responsibility for current income tax liabilities of US federal and state combined tax filings were deemed to settle immediately with MTW paying entities effective with the Spin-Off in the respective jurisdictions, whereas state tax returns for certain separate filing MFS entities were filed by MFS for periods prior to and after the Spin-Off. Cash tax payments commencing with the Spin-Off for the estimated liability are the actual cash taxes paid to the respective tax authorities in the jurisdictions wherever applicable.

Prior to the Spin-Off, the operations of MFS were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on a separate return bases in the accompanying consolidated financial statements. As a result, the effective tax rate and deferred income taxes of MFS for 2016 may differ from those in historical periods.

2. Summary of Significant Accounting Policies
Significant Accounting Policies
Reclassifications Certain prior period amounts have been reclassified to conform to the current period presentation.
Cash, Cash Equivalents, and Restricted Cash All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.
Inventories Inventories are valued at the lower of cost or market value.  Approximately 91.2% and 90.3% of the Company's inventories at December 31, 2016 and 2015, respectively, were valued using the first-in, first-out ("FIFO") method.  The remaining inventories were valued using the last-in, first-out ("LIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $3.5 million and $3.4 million at December 31, 2016 and 2015, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.
Goodwill and Other Intangible Assets The Company accounts for its goodwill and other intangible assets under the guidance of Accounting Standards Codification ("ASC") Subtopic 350-10, "Intangibles — Goodwill and Other." Under ASC Subtopic 350-10, goodwill is not amortized, but it is tested for impairment annually, or more frequently, as events dictate. See additional discussion of impairment testing under "Impairment of Long-Lived Assets," below. The Company's other intangible assets with indefinite lives, including trademarks, are not amortized, but are also tested for impairment annually, or more frequently, as events dictate. The Company's other intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Other intangible assets are amortized straight-line over the following estimated useful lives:

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
Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with ASC Subtopic 360-10-5.  ASC Subtopic 360-10-5 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows.
For property, plant and equipment and other long-lived assets, other than goodwill and other indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine impairments.  If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets.  Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.
Each year, as of June 30, the Company tests for impairment of goodwill according to a two-step approach.  In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount.  See Note 9, "Goodwill and Other Intangible Assets," for further details on the Company's impairment assessments.
Warranties Estimated warranty costs are recorded in cost of sales at the time of sale of the products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products.  These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience.
Environmental Liabilities The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Such accruals are adjusted as information develops or circumstances change.
Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions.  The reserve is based upon two estimates.  First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company's best judgment and the advice of legal counsel.  These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred but not reported product liability obligations and to account for possible adverse development of the established case reserves. This analysis is performed twice annually.
Foreign Currency Translation The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the average exchange rate for the year for income and expense items.  Resulting translation adjustments are recorded to "Accumulated Other Comprehensive Income" ("AOCI") as a component of equity.
Derivative Financial Instruments and Hedging Activities The Company entered into derivative instruments to hedge foreign exchange and commodity exposure associated with aluminum, copper, steel and natural gas prices.
The Company has adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited.  The Company uses financial instruments to manage the market risk from changes in foreign exchange rates and commodities. The Company follows the guidance in accordance with ASC Subtopic 815-10, "Derivatives and Hedging." The fair values of all derivatives are recorded in the accompanying consolidated balance sheets.  The change in a derivative’s fair value is recorded each period in current earnings or AOCI depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. During the years ended December 31, 2016, 2015 and 2014, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges. The amount reported as derivative instrument fair market value adjustment in the AOCI account within the accompanying consolidated statements of comprehensive income (loss) represents the net gain (loss) on foreign currency exchange contracts and commodity contracts designated as cash flow hedges, net of income taxes.

Stock-Based Compensation MFS employees have historically participated in MTW's stock-based compensation plans for the periods prior to the Spin-Off. Stock-based compensation expense has been allocated to the MFS business based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, the MFS business continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the MFS employees. Accounting guidance requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements. Guidance as establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all stock-based payment transactions with employees. Stock-based compensation expense related to MFS employees of $6.3 million, $2.3 million and $2.4 million has been recorded in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 16, "Stock-Based Compensation," for additional discussion regarding details of the Company's stock-based compensation plan.
Revenue Recognition Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered.  Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in cost of sales in the accompanying consolidated statements of operations.
Research and Development Research and development costs are charged to expense as incurred and amounted to $35.2 million, $33.2 million and $31.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Research and development costs include salaries, materials, contractor fees and other administrative costs.
Income Taxes MFS, as a stand-alone entity commencing with the Spin-Off, files U.S. federal and state tax returns on its own behalf. The responsibility for current income tax liabilities of U.S. federal and state combined tax filings were deemed to settle immediately with MTW paying entities effective with the Spin-Off in the respective jurisdictions, and such settlements were reflected as changes in the “Net parent company investment account” in the accompanying consolidated balance sheets and statements of equity. State tax returns for certain separate filing MFS entities were filed by MFS for periods prior to and after the Spin-Off. Cash tax payments commencing with the Spin-Off for the estimated liability are the actual cash taxes paid to the respective tax authorities in the jurisdictions wherever applicable.
Prior to the Spin-Off, the operations of MFS were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on separate return bases in the accompanying consolidated financial statements. As a result, the effective tax rate and deferred income taxes of MFS for 2016 may differ from those in historical periods.
The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the accompanying consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. The Company evaluates its uncertain tax positions as new information becomes available. Tax benefits are recognized to the extent a position is more likely than not to be sustained upon examination by the taxing authority.
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
Recent Accounting Changes and Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes the second step of the annual goodwill impairment test. ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, for annual impairment tests beginning after December 15, 2019. Early adoption is permitted in any interim or annual reporting period for impairment tests performed after January 1, 2017 and the amendments in this ASU should be applied prospectively. This ASU will not have a significant impact on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the accounting guidance to assist entities in evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in certain instances and the amendments in this ASU should be applied prospectively. This ASU will not have a significant impact on the Company's consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which will require an entity to reconcile the changes in restricted cash as part of total cash and cash equivalents in its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period and the amendments in this ASU should be applied retrospectively. This ASU will not have a significant impact on the Company's consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions. This ASU requires that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit on the income statement. The excess tax items should be classified with other income tax cash flows as an operating activity. This ASU also allows an entity to account for forfeitures when they occur rather than the current U.S. GAAP practice where an entity makes an entity-wide accounting policy election to estimate the number of awards that are expected to vest. This ASU is effective for the Company on January 1, 2017 and the Company will continue to estimate the number of awards that are expected to vest. The adoption of this ASU will not have a significant impact on the Company's consolidated financial statements and related disclosures.
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
In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This ASU clarifies the guidance related to accounting for debt issuance costs related to line-of-credit arrangements. In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. With the issuance of ASU 2015-15, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 and ASU 2015-03 in the first quarter of fiscal year 2016 and its impact is presented in the accompanying consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out ("FIFO") basis. Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out ("LIFO") basis. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early application permitted. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance on accounting for a software license in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Further, all software licenses are within the scope of Accounting Standards Codification ("ASC") Subtopic 350-40 and will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements or related disclosures.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 820)—Amendments to the Consolidation Analysis." This ASU amends the current consolidation guidance for both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements or related disclosures.
In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. This ASU is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this accounting guidance in the first quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements or related disclosures.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This update provides guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. The Company adopted this accounting guidance in the fourth quarter of fiscal year 2016. The adoption of this ASU did not have a material impact on its consolidated financial statements or related disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU provides a principles-based approach to revenue recognition to record the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as updated by the FASB in August 2015 in ASU 2015-14 and as updated by ASU-2016-20, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date—the first interim period within fiscal years beginning after December 15, 2016. The Company plans to adopt this standard on January 1, 2018 and is evaluating its customizable contracts, information technology contracts and other customer contracts that may impact its consolidated financial statements and related disclosures.
3. Acquisitions
On October 21, 2015, MFS acquired the remaining 50% of outstanding shares of a joint venture in Thailand. Welbilt Thailand is a leading manufacturer of kitchen equipment in South East Asia. The purchase price, net of cash acquired, was approximately $5.3 million. The gain of $4.9 million recognized on the acquisition was a component of "Other expense (income) — net" in the accompanying consolidated statements of operations for the year ended December 31, 2015. The gain related to the difference between the book value and the fair value of the Company's previously held passive 50% equity interest in the joint venture. Allocation of the purchase price resulted in $1.4 million of goodwill and $4.2 million of intangible assets, which related entirely to the Asia Pacific ("APAC") reportable segment. The results of Welbilt Thailand have been included in the accompanying consolidated financial statements since the date of the acquisition.

4. Divestitures
On December 7, 2015, the Company announced the completion of the sale of Kysor Panel Systems, a manufacturer of wood frame and high-density rail panel systems for walk-in freezers and coolers for the retail and convenience-store markets, to an affiliate of D Cubed Group LLC. The sale price for the transaction was approximately $85.0 million, with cash proceeds received of approximately $78.0 million. In December 2015, the proceeds from the sale were used to reduce outstanding debt under MTW's then-outstanding credit facility. This divestiture does not qualify for discontinued operations; therefore the results of the business are included in the operating results from continuing operations.

During the third quarter of 2014, the Company settled a pension obligation related to a previously disposed entity, which resulted in a $1.1 million loss, net of income tax benefit of $0.6 million, which is reflected in "Other expense (income) — net" in the accompanying consolidated statements of operations for the year ended December 31, 2014.

Subsequent Events
In January 2017, the Company completed the sale of a certain parts and field service business in Shanghai, China for a net purchase price of $1.1 million, with cash proceeds received of $1.1 million in December 2016. This sale relates entirely to the Company's APAC reportable segment and met the criteria to be classified as held for sale as of December 31, 2016 and thus, the related assets of $2.3 million and liabilities of $0.7 million are presented in "Current assets held for sale" and "Current liabilities held for sale" in the accompanying consolidated balance sheets, respectively. A minimal impairment charge was recognized during the year ended December 31, 2016, which is included in "Asset impairment expense" in the accompanying consolidated statements of operations.
5. Fair Value of Financial Instruments
The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	0.9	—	0.9
Total current assets at fair value	—	1.5	—	1.5
Non-current assets:
Commodity contracts	—	0.2	—	0.2
Total non-current assets at fair value	—	0.2	—	0.2
Total assets at fair value	$—	$1.7	$—	$1.7
Current liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.1	—	1.1
Total liabilities at fair value	$—	$1.1	$—	$1.1

	Fair Value as of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Total assets at fair value	$—	$—	$—	$—
Current liabilities:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Commodity contracts	—	3.1	—	3.1
Total current liabilities at fair value	—	3.2	—	3.2
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Total non-current liabilities at fair value	—	0.4	—	0.4
Total liabilities at fair value	$—	$3.6	$—	$3.6

The fair value of the Company's 9.50% Senior Notes due 2024 (the "Senior Notes") and Term Loan B Facility (as defined below) under its Senior Secured Credit Facilities (as defined below) was approximately $496.2 million and $838.4 million as of December 31, 2016, respectively. Neither the Senior Notes nor the Term Loan B Facility existed as of December 31, 2015. See Note 12, "Debt," for a description of the debt instruments and their related carrying values. Aside from the asset impairment charges discussed in Note 19, "Restructuring," no other non-recurring fair value adjustments were recorded during the years ended December 31, 2016 and 2015.
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
The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and deferred purchase price notes on receivables sold (see Note 11, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of December 31, 2016 and 2015 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates and commodity prices, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange and commodity contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2 of the fair value hierarchy.
6. Derivative Financial Instruments
The Company's risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled are minimized or managed using what it believes to be the most effective and efficient methods to eliminate, reduce or transfer such exposures. Operating decisions consider these associated risks and structure transactions to minimize or manage these risks whenever possible.
The use of derivative instruments is consistent with the overall business and risk management objectives of the Company. The Company uses derivative instruments to manage business risk exposures that have been identified through the risk identification and measurement process, provided that they clearly qualify as "hedging" activities as defined in its risk policy. It is the Company's policy to enter into derivative transactions only to the extent true exposures exist; the Company does not enter into derivative transactions for trading or other speculative purposes.
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
ASC Subtopic 815-10, "Derivatives and Hedges," requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC Subtopic 815-10, the Company designates commodity swaps and foreign currency exchange contracts as cash flow hedges of forecasted purchases of commodities and currencies.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $0.4 million of unrealized gains, net of tax, related to commodity price and currency rate hedging will be reclassified from other comprehensive income (loss) into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

As of December 31, 2016, 2015 and 2014, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

	Units Hedged
Commodity	2016	2015	2014	Unit	Type
Aluminum	1,663	1,215	1,657	MT	Cash flow
Copper	746	472	820	MT	Cash flow
Natural gas	56,416	49,396	56,792	MMBtu	Cash flow
Steel	8,663	11,073	12,634	Short tons	Cash flow

	Units Hedged
Currency	2016	2015	2014	Type
Canadian Dollar	26,130,000	587,556	7,984,824	Cash flow
European Euro	11,261,848	231,810	—	Cash flow
British Pound	4,191,763	113,115	—	Cash flow
Mexican Peso	148,200,000	28,504,800	52,674,383	Cash flow
Thailand Baht	23,231,639	—	—	Cash flow
Singapore Dollar	4,375,000	—	—	Cash flow
For derivative instruments that are not designated as hedging instruments under ASC Subtopic 815-10, the gains or losses on the derivatives are recognized in current earnings within "Other expense (income) — net" in the accompanying consolidated statements of operations. As of December 31, 2016, 2015 and 2014, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity	2016	2015	2014	Unit	Type
Aluminum	28	—	—	MT	Cash flow
Steel	340	—	—	Short tons	Cash flow

	Units Hedged
Currency	2016	2015	2014	Recognized Location	Purpose
Canadian Dollar	—	1,117,850	2,516	Other expense (income) — net	Accounts payable and receivable settlement
European Euro	16,000,000	—	2,172,068	Other expense (income) — net	Accounts payable and receivable settlement
British Pound	8,192,692	—	—	Other expense (income) — net	Accounts payable and receivable settlement
Mexican Peso	—	—	3,151,000	Other expense (income) — net	Accounts payable and receivable settlement
Swiss Franc	3,150,000	—	—	Other expense (income) — net	Accounts payable and receivable settlement

The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
		2016	2015
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.6	$—
Commodity contracts	Prepaids and other current assets	0.9	—
Commodity contracts	Other non-current assets	0.2	—
Total derivatives designated as hedging instruments		$1.7	$—

Total asset derivatives		$1.7	$—
The fair value of outstanding derivative contracts recorded as liabilities in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 was as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
		2016	2015
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.8	$0.1
Commodity contracts	Accrued expenses and other liabilities	0.1	2.4
Commodity contracts	Other long-term liabilities	—	0.3
Total derivatives designated as hedging instruments		$0.9	$2.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$—
Commodity contracts	Accrued expenses and other liabilities	—	0.7
Commodity contracts	Other long-term liabilities	—	0.1
Total derivatives NOT designated as hedging instruments		$0.2	$0.8

Total liability derivatives		$1.1	$3.6
The effects of derivative instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 for gains or losses initially recognized in "Accumulated other comprehensive loss" ("AOCI") in the accompanying consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)			Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	2016	2015	2014		2016	2015	2014
Foreign currency exchange contracts	$(0.1)	$0.3	$(0.1)	Cost of sales	$—	$(1.4)	$(0.9)
Commodity contracts	2.7	(1.1)	(0.5)	Cost of sales	(1.5)	(3.4)	(0.3)
Total	$2.6	$(0.8)	$(0.6)		$(1.5)	$(4.8)	$(1.2)

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)			Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	2016	2015	2014
Commodity contracts	$—	$0.1	$0.1	Cost of sales
Total	$—	$0.1	$0.1

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative			Location of gain (loss) recognized in income on derivative
	2016	2015	2014
Foreign currency exchange contracts	$(0.2)	$0.1	$—	Other expense (income) — net
Commodity contracts — short-term	0.8	(0.7)	—	Other expense (income) — net
Commodity contracts — long-term	—	(0.1)	—	Other expense (income) — net
Total	$0.6	$(0.7)	$—

7. Inventories
The components of inventories at December 31, 2016 and 2015 are summarized as follows:

(in millions)	2016	2015
Inventories — gross:
Raw materials	$68.2	$70.7
Work-in-process	18.3	18.7
Finished goods	85.1	83.4
Total inventories — gross	171.6	172.8
Excess and obsolete inventory reserve	(22.5)	(23.5)
Net inventories at FIFO cost	149.1	149.3
Excess of FIFO costs over LIFO value	(3.5)	(3.4)
Inventories — net	$145.6	$145.9
8. Property, Plant and Equipment
The components of property, plant and equipment at December 31, 2016 and 2015 are summarized as follows:

(in millions)	2016	2015
Land	$7.3	$7.3
Building and improvements	91.3	94.3
Machinery, equipment and tooling	215.1	216.0
Furniture and fixtures	5.8	6.2
Computer hardware and software	52.9	51.2
Construction in progress	11.2	9.8
Total cost	383.6	384.8
Less accumulated depreciation	(274.5)	(268.4)
Property, plant and equipment — net	$109.1	$116.4
9. Goodwill and Other Intangible Assets
The Company has three reportable segments: Americas, Europe, Middle East and Africa ("EMEA") and APAC. The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The APAC segment is principally comprised of markets in China, India, Singapore, Malaysia, Thailand, Philippines, Indonesia, Japan, South Korea, Australia and New Zealand. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016, 2015 and 2014 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2014	$1,172.7	$208.4	$7.4	$1,388.5
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2014	$860.5	$4.9	$7.4	$872.8

Foreign currency impact	—	(0.1)	(0.4)	(0.5)
Impact of acquisitions and divestitures	(27.9)	—	1.4	(26.5)
Gross balance as of December 31, 2015	$1,144.8	$208.3	$8.4	$1,361.5
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2015	$832.6	$4.8	$8.4	$845.8

Foreign currency impact	—	(0.1)	(0.4)	(0.5)
Gross balance as of December 31, 2016	$1,144.8	$208.2	$8.0	$1,361.0
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2016	$832.6	$4.7	$8.0	$845.3
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
As of June 30, 2016 and 2015, the Company performed its annual impairment tests for its reporting units, which were Americas, EMEA, and APAC, as well as its indefinite-lived intangible assets, and based on those results, the fair value of each of the Company's reporting units exceeded their respective carrying values and no impairment was indicated.
The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill are as follows as of December 31, 2016 and 2015:

	2016			2015
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$172.4	$—	$172.4	$175.1	$—	$175.1
Customer relationships	415.2	(171.4)	243.8	415.2	(150.4)	264.8
Patents	1.6	(1.6)	—	1.7	(1.6)	0.1
Other intangibles	140.7	(72.5)	68.2	143.2	(63.6)	79.6
Total	$729.9	$(245.5)	$484.4	$735.2	$(215.6)	$519.6
Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $31.2 million, $31.4 million and $31.8 million, respectively.  As of December 31, 2016, the estimated future amortization of intangible assets, other than goodwill, excluding the impact of any future acquisitions or divestitures is as follows:

(in millions)
Year ending December 31:
2017	$31.2
2018	31.2
2019	30.9
2020	30.7
2021	30.7
Thereafter	157.3
$312.0

10. Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and accrued expenses and other liabilities at December 31, 2016 and 2015 are summarized as follows:

(in millions)	2016	2015
Accounts payable:
Trade accounts payable	$108.4	$121.7
Total accounts payable	$108.4	$121.7
Accrued expenses and other liabilities:
Interest payable	$15.7	$—
Income taxes payable	2.5	7.3
Employee related expenses	29.8	24.5
Restructuring expenses	3.3	16.8
Profit sharing and incentives	14.2	3.9
Accrued rebates	56.0	49.9
Deferred revenue - current	4.4	3.8
Dividend payable to MTW	—	10.2
Customer advances	7.4	2.9
Product liability	2.3	2.6
Miscellaneous accrued expenses	38.9	43.0
Total accrued expenses and other liabilities	$174.5	$164.9
11. Accounts Receivable Securitization
Prior to the Spin-Off, MFS sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Crane segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely MFS foreign entities and remitted all funds to MFS entities. The U.S. Seller remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to MFS subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to MFS, only the receivables which were transferred to the U.S. Seller but not sold are reflected in MFS' accompanying consolidated balance sheets. A portion of the U.S. Seller's historical expenses related to bond administration fees and settlement fees was allocated to MFS. As the Cayman Seller is directly attributable to MFS, the assets, liabilities, income and expenses of the Cayman Seller are included in MFS' accompanying consolidated statements of operations and balance sheets. MFS' cost of funds under the facility used a London interbank offered rate ("LIBOR") index rate plus a 1.25% fixed spread.
On March 3, 2016, MFS entered into a new $110.0 million accounts receivable securitization program (the "2016 Securitization Facility") among the Cayman Seller, as seller, MFS, Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Manitowoc Deutschland GmbH, Manitowoc Foodservice UK Limited, Manitowoc Foodservice Asia Pacific Private Limited and the other persons who may be from time to time, a party thereto, as servicers, with Wells Fargo Bank, National Association, as purchaser and agent, whereby MFS will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, will sell, convey, transfer and assign to a third-party financial institution (the "Purchaser"), all of the rights, title and interest in and to its pool of receivables. The Purchaser will receive ownership of the pool of receivables. MFS, along with certain of its subsidiaries, act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required under the 2016 Credit Agreement as described in Note 12, "Debt."
Due to a short average collection cycle of less than 60 days for such accounts receivable as well as MFS' collection history, the fair value of MFS' deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes recorded at December 31, 2016 and 2015 was $60.0 million and $48.4 million, respectively, and is included in "Accounts receivable, less allowances" in the accompanying consolidated balance sheets.
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $96.7 million and $100.9 million at December 31, 2016 and 2015, respectively.

Transactions under the 2016 Securitization Facility and the Prior Securitization Program were accounted for as sales in accordance with ASC Topic 860, "Transfers and Servicing." Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying consolidated statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted above.
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
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of MFS, (i) LIBOR plus the applicable margin of 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.
The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current levels of the financial ratio covenants under the Senior Secured Credit Facilities and the Company's actual ratios for each quarter ended during 2016 are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio Level (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio Level (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2016	6.25:1.00	5.49:1.00	2.00:1.00	5.91:1.00
June 30, 2016	6.25:1.00	5.52:1.00	2.00:1.00	3.25:1.00
September 30, 2016	6.00:1.00	5.29:1.00	2.25:1.00	3.17:1.00
December 31, 2016	5.75:1.00	5.18:1.00	2.25:1.00	3.13:1.00
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
The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended (the "Securities Act"). In September 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered under the Securities Act.
The Senior Notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100.0% of the principal amount thereof plus a "make-whole" premium and accrued but unpaid interest to the date of redemption. In addition, the Company may redeem the Senior Notes at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

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
Outstanding debt at December 31, 2016 and 2015 is summarized as follows:

(in millions)	2016	2015
Revolving credit facility	$63.5	$—
Term Loan B	825.0	—
Senior Notes due 2024	425.0	—
Other	3.3	2.7
Total debt and capital leases, including current portion	1,316.8	2.7
Less current portion of capital leases	(1.6)	(0.4)
Less unamortized debt issuance costs	(36.5)	—
Total long-term debt and capital leases	$1,278.7	$2.3

Maturities of debt, excluding capital leases, are as follows as of December 31, 2016:

(in millions)
Year ending December 31:
2017	$—
2018	—
2019	—
2020	—
2021	63.5
Thereafter	1,250.0
$1,313.5
As of December 31, 2016, the Company had outstanding $3.3 million of other indebtedness that has a weighted-average interest rate for the year ended December 31, 2016 of approximately 4.14% per annum.
As of December 31, 2016, the Company had $63.5 million of borrowings outstanding under the Revolving Facility. During the year ended December 31, 2016, the highest daily borrowing was $91.0 million and the average borrowing was $46.8 million, while the average interest rate was 2.83% per annum. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of December 31, 2016, the spreads for LIBOR and Prime borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio for this period.

As of December 31, 2016, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facilities and the Senior Notes. Based upon management's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent 12 months. As of December 31, 2016, the Company's Consolidated Total Leverage Ratio was 5.18:1.00, under the maximum ratio of 5.75:1.00, and its Consolidated Interest Coverage Ratio was 3.13:1.00, above the minimum ratio of 2.25:1.00.

71

13. Income Taxes
MFS, as a stand-alone entity commencing with the Spin-Off, files U.S. federal and state tax returns on its own behalf. The responsibility for current income tax liabilities of U.S. federal and state combined tax filings were deemed to settle immediately with MTW paying entities effective with the Spin-Off in the respective jurisdictions, whereas state tax returns for certain separate filing MFS entities were filed by MFS for periods prior to and after the Spin-Off. Cash tax payments commencing with the Spin-Off for the estimated liability are the actual cash taxes paid to the respective tax authorities in the jurisdictions wherever applicable.

Prior to the Spin-Off, the operations of MFS were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on separate return bases in the accompanying consolidated financial statements. As a result, the effective tax rate and deferred income taxes of MFS for 2016 may differ from those in historical periods.

"Earnings before income taxes" in the accompanying consolidated statements of operations is comprised of the following for the years ended December 31, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Domestic	$30.5	$121.3	$121.8
Foreign	74.3	75.1	63.9
Total	$104.8	$196.4	$185.7
"Income taxes" in the accompanying consolidated statements of operations is comprised of the following for the years ended December 31, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Current:
Federal and state	$15.7	$51.1	$28.3
Foreign	19.5	18.2	15.1
Total current expense	35.2	69.3	43.4
Deferred:
Federal and state	(15.5)	(27.9)	(12.0)
Foreign	5.6	(2.1)	(5.5)
Total deferred expense	(9.9)	(30.0)	(17.5)
Income taxes	$25.3	$39.3	$25.9

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income provision	1.5	1.4	1.4
Manufacturing and research incentives	(1.9)	(1.7)	(1.7)
Taxes on foreign income which differ from the U.S. statutory rate	(8.1)	(3.9)	(2.4)
Adjustments for unrecognized tax benefits	(1.5)	0.1	4.3
Adjustments for valuation allowances	2.5	(13.8)	21.5
Capital loss generation	—	—	(41.4)
Business acquisitions and divestitures	—	4.1	—
Out of period adjustments	(2.8)	—	—
Other items	(0.6)	(1.2)	(2.8)
Effective tax rate	24.1%	20.0%	13.9%
During 2016, the Company's effective tax rate was 24.1%, compared to the 2015 effective tax rate of 20.0%. The change was due to nonrecurring 2015 items and a change in the mix of earnings in jurisdictions without a valuation allowance. Included in the 2016 tax provision is a $2.9 million benefit for out-of-period balance sheet adjustments related to the Spin-Off. The Company does not believe these adjustments are material to the accompanying consolidated financial statements for 2016 or its comparative annual or quarterly financial statements.

Domestic earnings before income taxes in 2016 represent 29.1% of total earnings and a favorable 8.1% effective tax rate impact for lower tax rates in foreign jurisdictions, whereas 2015 domestic earnings represent 61.8% of total earnings and a 3.9% effective tax rate benefit for lower foreign tax rates The ratio of domestic earnings before income taxes to total earnings in 2014 is 65.6%, with a related effective tax rate benefit of 2.4% for lower foreign tax rates. The 2016, 2015 and 2014 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25%.
The 2015 tax provision benefited by $17.8 million related to the divestiture of Kysor Panel Systems business resulting in a favorable impact to the effective tax rate. The benefit was primarily due to the write-off of $13.8 million of an unamortized deferred tax liability recorded in purchase accounting and use of a capital loss carryforward.
In the third quarter of 2014, MFS elected to treat Enodis Holdings Ltd., MFS’ UK holding company subsidiary, as a partnership for U.S. federal income tax purposes. As a result of this change in tax classification, MFS realized a $25.6 million capital loss tax benefit. This transaction resulted in an effective tax rate benefit of 13.9% unique to 2014.

Deferred income taxes are provided for the effects of temporary differences between the assets and liabilities recognized for financial reporting and tax reporting. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Non-current deferred tax assets (liabilities):
Inventories	$7.2	$7.6
Accounts receivable	1.7	1.2
Property, plant and equipment	(2.7)	(2.8)
Intangible assets	(190.8)	(218.9)
Deferred employee benefits	19.2	15.7
Product warranty reserves	13.3	14.4
Product liability reserves	0.9	1.0
Loss carryforwards	43.8	84.9
Deferred revenue	1.3	1.1
Other	35.4	16.9
Non-current deferred tax liabilities	(70.7)	(78.9)
Less valuation allowance	(59.9)	(80.1)
Net non-current deferred tax liabilities	$(130.6)	$(159.0)

Current and long-term tax assets and liabilities included in the accompanying consolidated balance sheets is comprised of the following as of December 31, 2016 and 2015:

(in millions)	2016	2015
Income taxes receivable, included in prepaids and other current assets	$2.9	$2.7
Deferred tax asset, included in other non-current assets	$7.2	$8.9
Income taxes payable, included in accrued expenses and other liabilities	$(2.5)	$(7.3)
Deferred income tax liability	$(137.8)	$(167.9)
Earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates. As of December 31, 2016, approximately $57.5 million of the $60.2 million of cash and cash equivalents, including restricted cash, on the consolidated balance sheet was held by foreign entities.

As of December 31, 2016, the Company has approximately $178.2 million of pre-tax foreign loss carryforwards, which are available to reduce future foreign taxable income.  Substantially all of the foreign loss carryforwards are not subject to any time restrictions on their future use. The changes in the loss carryforwards and related valuation allowance from 2015 are primarily related to the group restructuring in the foreign jurisdictions that occurred in conjunction with the Spin-Off. The Company also has approximately $63.3 million of pre-tax U.S. capital loss carryforwards which expire in 2019 and are offset by a valuation allowance and an unrecognized tax benefit.
As of December 31, 2016, the Company determined that a total pre-tax valuation allowance of $167.2 million was necessary to reduce foreign net operating loss carryforwards in the United Kingdom, and certain entities in Singapore and India, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.

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

A reconciliation of the Company's unrecognized tax benefits is as follows for the years ended December 31, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Balance at beginning of year	$16.6	$16.6	$7.8
Additions based on tax positions related to the current year	1.8	0.2	14.1
Reductions based on settlements with taxing authorities	—	—	(2.8)
Reductions for equity adjustment	(4.3)	—	—
Reductions for lapse of statute	(1.6)	(0.2)	(2.5)
Balance at end of year	$12.5	$16.6	$16.6

The Company recognizes interest and penalties related to tax liabilities as a part of income tax expense. As of December 31, 2016 and 2015, the Company has accrued interest and penalties of $0.1 million and $0.9 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $11.9 million.

During the next twelve months, it is reasonably possible that federal, state and foreign tax resolutions could change unrecognized tax benefits and income tax expense in the range of $0.1 million to $0.5 million.

MTW has filed tax returns on behalf of MFS in the U.S. and various state and foreign jurisdictions through tax year 2015. MFS' separate state tax returns for the 2012 through 2016 tax years generally remain subject to examination by the U.S. and various state authorities, and tax years 2012 through 2016 remain subject to examination in Canada and Germany. Tax years 2007 through 2016 remain subject to examination in China.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2016, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows.

14. Other Expense (Income) — Net

The components of "Other expense (income) — net" in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

(in millions)	2016	2015	2014
Gain on sale of Kysor Panel Systems (1)	$—	$(9.9)	$—
Gain on sale of investment property	—	(5.4)	—
Gain on acquisition of Thailand joint venture (2)	—	(4.9)	—
Amortization of deferred financing fees	4.8	—	—
Other (3)	4.3	(1.9)	2.1
Other expense (income) — net	$9.1	$(22.1)	$2.1

(1) See Note 4, "Divestitures" for further discussion on the sale of Kysor Panel Systems.
(2) See Note 3, "Acquisitions" for further discussion on the acquisition of the Thailand joint venture.
(3) For the year ended December 31, 2014, $1.1 million of other expense relates to a pension obligation settled by the Company on a previously disposed entity as described in Note 4, "Divestitures." Excluding this item, other expense (income) — net consists primarily of foreign currency gains and losses.

15. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2016 and 2015 are as follows:

(in millions)	2016	2015
Foreign currency translation	$(9.8)	$(7.9)
Derivative instrument fair market value, net of income tax benefit of $0.0 and $0.9	0.8	(1.8)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.6 and $0.3	(34.4)	(34.8)
	$(43.4)	$(44.5)
A summary of the changes in accumulated other comprehensive loss, net of tax, by component for the years ended December 31, 2016 and 2015 are as follows:

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2013	$34.2	$(0.4)	$(32.6)	$1.2
Other comprehensive loss before reclassifications	(16.9)	(1.4)	(4.8)	(23.1)
Amounts reclassified from accumulated other comprehensive income	—	0.8	0.4	1.2
Net current period other comprehensive loss	(16.9)	(0.6)	(4.4)	(21.9)
Balance at December 31, 2014	17.3	(1.0)	(37.0)	(20.7)
Other comprehensive (loss) income before reclassifications	(25.2)	(3.8)	1.1	(27.9)
Amounts reclassified from accumulated other comprehensive income	—	3.0	1.1	4.1
Net current period other comprehensive (loss) income	(25.2)	(0.8)	2.2	(23.8)
Balance at December 31, 2015	(7.9)	(1.8)	(34.8)	(44.5)
Other comprehensive (loss) income before reclassifications	(1.9)	1.7	(1.1)	(1.3)
Amounts reclassified from accumulated other comprehensive income	—	0.9	1.5	2.4
Net current period other comprehensive (loss) income	(1.9)	2.6	0.4	1.1
Balance at December 31, 2016	$(9.8)	$0.8	$(34.4)	$(43.4)
A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2016 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$—		Cost of sales
Commodity contracts	(1.5)		Cost of sales
	(1.5)		Total before tax
	0.6		Tax expense
	$(0.9)		Net of tax
Amortization of pension and postretirement items:
Amortization of prior service cost	$—	(a)
Actuarial losses	(2.5)	(a)
	(2.5)		Total before tax
	1.0		Tax benefit
	$(1.5)		Net of tax

Total reclassifications for the period	$(2.4)		Net of tax

(a) These other comprehensive income components are included in the periodic pension cost (see Note 20, "Employee Benefit Plans," for further details).

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended December 31, 2015 is as follows:

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(1.4)		Cost of sales
Commodity contracts	(3.4)		Cost of sales
	(4.8)		Total before tax
	1.8		Tax expense
	$(3.0)		Net of tax
Amortization of pension and postretirement items:
Amortization of prior service cost	$—	(a)
Actuarial losses	(1.1)	(a)
	(1.1)		Total before tax
	—		Tax benefit
	$(1.1)		Net of tax

Total reclassifications for the period	$(4.1)		Net of tax

(a) These other comprehensive income components are included in the periodic pension cost (see Note 20, "Employee Benefit Plans," for further details).
16. Stock-Based Compensation
The Company's employees historically participated in MTW's stock-based compensation plans prior to the Spin-Off. Stock-based compensation expense relating to awards under MTW's stock-based compensation plans have been allocated to the Company based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, the Company continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the Company's employees.
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

Total stock-based compensation expense was $6.3 million, $2.3 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense for the year ended December 31, 2016 includes $1.6 million of additional separation expense recorded as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off and equity grants awarded to retain certain employees, which is included in "Separation expense" in the accompanying consolidated statements of operations and the remaining $4.7 million is included in "Selling general and administration expenses" in the accompanying consolidated statements of operations. Stock-based compensation expense recognized in 2015 and 2014 are included in "Selling general and administration expenses" in the accompanying consolidated statements of operations.

Stock Options

Prior to the Spin-Off, any option granted to directors of MTW were exercisable immediately upon grant and expire ten years subsequent to the grant date. For all outstanding grants made to officers and employees prior to 2011, options become exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Beginning in 2011, grants to officers and directors, such options become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.

During the years ended December 31, 2016, 2015 and 2014, the Company granted options to employees to acquire 0.3 million, 0.4 million and 0.1 million shares of common stock, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $1.2 million ($0.7 million after taxes), $0.6 million ($0.4 million after taxes) and $0.9 million ($0.5 million after taxes) of stock-based compensation expense associated with stock options during the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the Company's stock option activity is as follows (in millions, except weighted average exercise price per share):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of January 1, 2016	1.4	$17.70
Granted	0.3	13.56
Exercised	(0.1)	8.71
Cancelled	(0.2)	19.41
Options outstanding as of December 31, 2016	1.4	$13.69	$9.3

Options exercisable as of December 31, 2016	0.8	$13.16	$6.2

The outstanding stock options at December 31, 2016 have a range of exercise prices from $3.51 to $34.49 per share.  The following table shows the options outstanding and exercisable by range of exercise prices at December 31, 2016 (in millions, except range of exercise price per share, weighted average remaining contractual life and weighted average exercise price):

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0.00 - $5.00	0.2	2.2	$3.51	0.2	$3.51
$5.01 - $10.00	0.2	3.1	9.04	0.2	9.04
$10.01 - $15.00	0.6	8.3	13.36	0.1	13.36
$15.01 - $20.00	0.2	6.2	16.53	0.1	16.08
$20.01 - $25.00	0.1	3.5	23.32	0.1	23.37
$25.01+	0.1	1.1	31.27	0.1	31.27
	1.4	5.8	$13.69	0.8	$13.16

The Company uses the Black-Scholes valuation model to value stock options. The Company used historical stock prices for MTW shares of common stock as the basis for its volatility assumptions prior to the Spin-Off and stock prices for MFS shares of common stock as the basis for its volatility assumptions subsequent to the Spin-Off. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience.

As of December 31, 2016, the Company had $2.4 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.8 years.

The weighted average fair value of options granted per share during the years ended December 31, 2016, 2015 and 2014 was $6.03, $9.71 and $14.83, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2016	2015	2014
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	1.6%	1.8%	1.9%
Expected volatility	39.0%	56.0%	55.0%
Expected dividend yield	—%	0.3%	0.4%
For the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $0.9 million, $1.8 million and $8.0 million, respectively.
Restricted Stock Units
During the years ended December 31, 2016, 2015 and 2014, the Company granted restricted stock units of 0.7 million, 0.2 million and 0.1 million, respectively. The restricted stock units are earned either based on service over the vesting period, or based on service over the vesting period on the extent to which performance goals are met over the applicable performance period ("performance shares").  The performance goals and the applicable performance period vary for each grant year. The Company recognized $5.1 million ($3.1 million after taxes), $1.7 million ($1.1 million after taxes) and $0.9 million ($0.6 million after taxes) of compensation expense associated with restricted stock units during the years ended December 31, 2016, 2015 and 2014, respectively.
The restricted stock units granted to employees in 2016, 2015 and 2014 vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2016, 2015 and 2014 vest on the second anniversary of the grant date, assuming continued service.
The performance shares granted in 2016 are earned based on the extent to which performance goals are met by the Company over a three-year measurement period from January 1, 2016 to December 31, 2018. The performance goals for these awards are based 50% on adjusted diluted earnings per share and 50% on return on invested capital over the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 0.9 million shares after the three-year performance period. For these awards, the expense is based on the fair value of MFS' shares of common stock on the grant date and reflects the number of awards that are expected to vest. Performance shares were not granted in 2015 due to anticipated separation from MTW. The performance goals for the performance shares granted in 2014 were based 50% on total stockholder return relative to a peer group of companies and 50% on EVA® improvement over a three-year period. In connection with the Spin-Off, the Board of MTW agreed that the 2014 performance share award would be paid-out at target at the end of the three-year performance period. Thus, approximately 0.1 million shares will be awarded no later than March 15, 2017. For these awards, the expense is based on the fair value of MTW's shares as of the grant date for the EVA® improvement criteria and a Monte Carlo model for the total stockholder return criteria.
A summary of activity for restricted stock units for the year ended December 31, 2016 is as follows (in millions, except weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	0.2	$24.50
Granted	0.7	15.20
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2016	0.9	$17.20
As of December 31, 2016, the Company had $8.1 million of unrecognized compensation expense before tax related to restricted stock units, which will be recognized over a weighted average period of 2.4 years.

17. Contingencies and Significant Estimates
As of December 31, 2016 and 2015, the Company held reserves for environmental matters related to certain locations of approximately $0.5 million and $0.4 million, respectively.  At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.
As of December 31, 2016, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The Company's self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The range of our self-insured retention levels is $0.1 million to $0.3 million per occurrence. As of December 31, 2016, the largest self-insured retention level for new occurrences currently maintained by the Company is $0.3 million per occurrence and applies to product liability claims for the hot category products manufactured in the United States.
Product liability reserves are included in "Accrued expenses and other liabilities" in the accompanying consolidated balance sheets and were $2.3 million and $2.6 million at December 31, 2016 and 2015, respectively; $0.7 million and $0.9 million, respectively, was reserved specifically for actual cases, and $1.6 million and $1.7 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on our experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At December 31, 2016 and 2015, the Company had reserved $27.9 million and $34.3 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the accompanying consolidated balance sheets. At December 31, 2016 and 2015, the Company had reserved $8.4 million and $5.7 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the accompanying consolidated balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 18, "Product Warranties," for further information.
It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.
The Company is also subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries and any insurance recoveries are recorded in "Accounts receivable, less allowances" in the accompanying consolidated balance sheets with a corresponding reduction to "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. In the opinion of management, the ultimate resolution of all litigation matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

18. Product Warranties
In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct certain defects by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015
Balance at the beginning of the period	$40.0	$42.0
Accruals for warranties issued	22.1	24.2
Settlements made (in cash or in kind)	(25.1)	(25.2)
Currency translation impact	(0.7)	(1.0)
Balance at the end of the period	$36.3	$40.0
The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. Total deferred revenue on warranties included in "Accrued expenses and other current liabilities" and "Other long-term liabilities" in the accompanying consolidated balance sheets at December 31, 2016 and 2015, was $6.1 million and $5.7 million, respectively.

19. Restructuring
Certain restructuring activities have been undertaken to realize cost synergies and rationalize the cost structure of the Company. The restructuring reserve balance as of December 31, 2016 and 2015, includes certain of these costs, including a pension withdrawal liability. The Company recorded additional amounts in 2016 primarily related to a company-wide reduction in force and the closing of its Cleveland, Singapore and Sellersburg facilities.
The following is a rollforward of all restructuring activities related to the Company for the year ended December 31, 2016 (in millions):

(in millions)	2016	2015
Balance at January 1	$16.8	$15.6
Restructuring charges	2.5	4.6
Use of reserve	(4.9)	(3.4)
Balance at December 31	$14.4	$16.8
As of December 31, 2016, the short-term term portion of the liability of $3.3 million was reflected in "Accrued expenses and other liabilities" in the accompanying consolidated balance sheets. The long-term portion of the liability of $11.1 million was reflected in "Other long-term liabilities" in the accompanying consolidated balance sheets and relates entirely to the long-term portion of the pension withdrawal obligation incurred in connection with reorganization and plant restructuring of the Company's Lincoln Foodservice operation. See Note 20, "Employee Benefit Plans," for further details regarding this obligation.

On August 11, 2016, the Company announced that it will transfer the products manufactured at its Sellersburg, Indiana plant to its plants in Tijuana and Monterrey, Mexico and subsequently close the Sellersburg plant, which occurred by the end of January 2017. This action relates entirely to the Company's Americas reportable segment. The Company also announced on this day that it will transfer the products manufactured at its Singapore plant to its plants in Prachinburi, Thailand and Foshan, China and subsequently close the Singapore plant, which occurred by the end of the third quarter of 2016. This action relates entirely to the Company's APAC reportable segment. The Company plans to sell the related assets of its Sellersburg and Singapore plants within the next six months.

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

As of December 31, 2016, the property, plant and equipment - net of $2.2 million and $2.3 million related to the Singapore and Cleveland plant closures, respectively, met the criteria to be classified as held for sale and are presented as "Current assets held for sale" in the accompanying consolidated balance sheets. During the years ended December 31, 2016 and 2015, the Company recognized impairment charges of $1.2 million and $9.0 million on its Cleveland facility, which is included in "Asset impairment expense" in the accompanying consolidated statements of operations. The estimated fair value was derived using primarily Level 3 inputs under ASC 820, which requires management judgment and estimation.

The Company expects to incur total restructuring costs associated with the aforementioned plant closures of approximately $3.5 million. Of this amount, $1.7 million, $1.3 million and $0.1 million were recorded during the years ended December 31, 2016, 2015 and 2014, respectively. These charges are presented separately in "Restructuring expense" in the accompanying consolidated statements of operations.

20. Employee Benefit Plans
The Company maintains several different retirement plans for its operations in the Americas, Europe and Asia. The current plans are based largely upon benefit plans that MTW maintained prior to the Spin-Off. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts.
Defined Contribution Plans
Prior to December 31, 2015, MTW maintained three defined contribution retirement plans for its eligible employees and retirees: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the "MTW 401(k) Retirement Plan"); (2) The Manitowoc Company, Inc. Retirement Savings Plan (the "MTW Retirement Savings Plan"); and (3) The Manitowoc Company, Inc. Deferred Compensation Plan (the "MTW Deferred Compensation Plan"). The MTW 401(k) Retirement Plan, the MTW Retirement Savings Plan and the MTW Deferred Compensation Plan (together, the "MTW DC Plans") covered eligible employees of MTW, including MTW's Crane business and Foodservice business.
Effective January 1, 2016, a portion of each MTW DC Plan was spun off to create separate plans for MTW's Foodservice business: (1) the Manitowoc Foodservice 401(k) Retirement Plan (the "MFS 401(k) Retirement Plan"); (2) the Manitowoc Foodservice Retirement Savings Plan (the "MFS Retirement Savings Plan"); and (3) the Manitowoc Foodservice Deferred Compensation Plan (the "MFS Deferred Compensation Plan"). The MFS 401(k) Retirement Plan, the MFS Retirement Savings Plan and the MFS Deferred Compensation Plan (together, the "MFS DC Plans") were initially sponsored by Manitowoc FSG U.S. Holding, LLC. MFS assumed sponsorship of the MFS DC Pension Plans on March 4, 2016. MFS no longer participates in the MTW DC Plans. The MFS DC Plans are substantially similar to the former MTW DC Plans.
The MTW DC Plans and the MFS DC Plans result in individual participant balances that reflect a combination of amounts contributed by MTW and MFS or deferred by the participant, amounts invested at the direction of either the company or the participant, and the continuing reinvestment of returns until the accounts are distributed.
MFS 401(k) Retirement Plan The MFS 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all non-union U.S. employees of MFS, its subsidiaries and related entities.
The MFS 401(k) Retirement Plan allows employees to make both pre- and post-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the "Tax Code"). MFS also has the right to make the following additional contributions: (1) a matching contribution based upon individual employee deferrals and (2) an additional contribution based on MFS’ performance metrics.  Each participant in the MFS 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a Company stock alternative. To the extent that any funds are invested in MFS stock, that portion of the MFS 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an "ESOP").
The terms governing the retirement benefits under the MFS 401(k) Retirement Plan are the same for MFS’ executive officers as they are for other eligible employees in the United States.
MFS Retirement Savings Plan The MFS Retirement Savings Plan is a tax-qualified retirement plan that is available to certain collectively bargained U.S. employees of MFS, its subsidiaries and related entities.
The MFS Retirement Savings Plan allows employees to make both pre- and post-tax elective deferrals, subject to certain limitations under the Tax Code.  MFS also has the right to make the following additional contributions: (1) a matching contribution based upon individual employee deferrals; and (2) an additional discretionary or fixed Company contribution.  Each participant in the MFS Retirement Savings Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a Company stock alternative.  To the extent that any funds are invested in MFS stock, that portion of the MFS Retirement Savings Plan is an ESOP.
MFS’ executive officers are not eligible to participate in the MFS Retirement Savings Plan.  MFS contributions to the plans are based upon formulas contained in the plans.  For both plans mentioned above, MFS' portion of total costs incurred under these plans were $2.0 million, $1.5 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MFS Deferred Compensation Plan The MFS Deferred Compensation Plan is a non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors. MFS maintains the MFS Deferred Compensation Plan to allow eligible individuals to save for retirement in a tax-efficient manner despite Tax Code restrictions that would otherwise impair their ability to do so under the MFS 401(k) Retirement Plan. The MFS Deferred Compensation Plan also assists MFS in retaining those key employees and directors.
The MFS Deferred Compensation Plan accounts are credited with: (1) elective deferrals made at the request of the individual participant; and/or (2) a discretionary Company contribution for each individual participant.  Although unfunded within the meaning of the Tax Code, the MFS Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy MFS’ corresponding future benefit obligations.  Each participant in the MFS Deferred Compensation Plan is credited with interest based upon individual elections from amongst a diverse mix of investment funds that are intended to reflect investment funds similar to those offered under the MFS 401(k) Retirement Plan, including Company stock.  Participants do not receive preferential or above-market rates of return under the MFS Deferred Compensation Plan.
Plan participants are able to direct deferrals and Company matching contributions into two separate investment programs, Program A and Program B.

The investment assets in Program A and B are held in two separate Deferred Compensation Plans, which restrict the Company’s use and access to the funds, but which are also subject to the claims of the Company’s general creditors in rabbi trusts. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock are automatically reinvested; and all distributions must be made in Company stock. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs.

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A was $0.2 million at December 31, 2016. These amounts are offset in the accompanying consolidated statements of equity.
Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in "Other non-current assets," and obligation, which are included in "Other long-term liabilities," were both $5.5 million at December 31, 2016 in the accompanying consolidated balance sheets. There was no net impact on the accompanying consolidated statements of operations for the year ended December 31, 2016.
Defined Benefit Plans
Prior to December 31, 2015, MTW maintained two defined benefit pension plans for its eligible employees and retirees: (1) The Manitowoc Company, Inc. Pension Plan (the "MTW Pension Plan"); and (2) The Manitowoc Company, Inc. Supplemental Executive Retirement Plan (the "MTW SERP"). The MTW Pension Plan and the MTW SERP (together, the "MTW DB Plans") covered eligible employees of MTW, including MTW's Crane business and Foodservice business. The MTW Pension Plan is frozen to new participants and future benefit accruals.

Effective January 1, 2016, a portion of each MTW DB Plan was spun off to create separate plans for MTW's Foodservice business: (1) the Manitowoc Foodservice Pension Plan (the "MFS Pension Plan"); and (2) the Manitowoc Foodservice Supplemental Executive Retirement Plan (the "MFS SERP"). The MFS Pension Plan and the MFS SERP (together, the "MFS DB Plans") were initially sponsored by Manitowoc FSG U.S. Holding, LLC. MFS assumed sponsorship of the MFS DB Pension Plans on March 4, 2016. MFS no longer participates in the MTW DB Plans. The MFS DB Plans are substantially similar to the former MTW DB Plans.

When comparing the current financial information to financial statements for prior years, it is important to distinguish between: (1) the defined benefit plan that also covered employees of MTW and other MTW subsidiaries (the "Shared Plans"); and (2) the defined benefit plans which are sponsored directly by MFS or its subsidiaries and offered only to MFS employees or retirees (the "Direct Plans").

Shared Plans MFS accounted for the Shared Plans for the purpose of the consolidated financial statements as a multiemployer plan. Accordingly, MFS did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.9 million, $1.6 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, are reflected in the accompanying consolidated statements of operations. This expense reflects an approximation of MFS' portion of the costs of the Shared Plans, including costs attributable to MTW corporate employees, which have been allocated to the accompanying consolidated statements of operations based on methodology deemed reasonable by management for the periods prior to the Spin-Off.

During the year ended December 31, 2016, MFS assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for MFS employees and certain other MFS-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in AOCI.

Direct Plans The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the accompanying consolidated balance sheets and the related income and expenses are recorded in the accompanying consolidated statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in "Accumulated other comprehensive loss, net of taxes" until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets and future compensation increases. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist.
The components of periodic benefit costs for the Direct Plans for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Pension Plans			Postretirement Health and Other
(in millions)	2016	2015	2014	2016	2015	2014
Service cost - benefits earned during the year	$0.2	$0.4	$0.5	$—	$—	$—
Interest cost of projected benefit obligation	8.3	6.5	8.1	0.4	0.1	0.2
Expected return on assets	(6.2)	(5.4)	(7.1)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(0.3)
Amortization of actuarial net (gain) loss	2.5	1.2	0.9	—	(0.1)	(0.1)
Curtailment gain recognized	—	—	—	—	—	—
Net periodic benefit cost	$4.8	$2.7	$2.4	$0.4	$—	$(0.2)
Weighted average assumptions:
Discount rate	3.9%	3.5%	4.4%	3.9%	3.7%	4.5%
Expected return on plan assets	3.7%	3.5%	4.5%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.0%	4.0%	1.5%	1.5%	1.5%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Direct Plans as of December 31, 2016 and 2015:

	Pension Plans		Postretirement Health and Other
(in millions)	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation, beginning of year	$177.2	$195.0	$3.2	$2.8
Service cost	0.2	0.4	—	—
Interest cost	8.3	6.5	0.4	0.1
Participant contributions	—	—	0.4	0.3
Plan combinations	55.6	—	6.8	—
Actuarial loss (gain)	4.1	(5.5)	—	0.7
Currency translation adjustment	(29.3)	(8.8)	—	(0.2)
Benefits paid	(12.2)	(10.4)	(1.8)	(0.5)
Benefit obligation, end of year	$203.9	$177.2	$9.0	$3.2
Change in Plan Assets
Fair value of plan assets, beginning of year	147.9	162.1	—	—
Actual return on plan assets	14.1	0.6	—	—
Employer contributions	6.1	3.1	1.4	0.2
Participant contributions	—	—	0.4	0.3
Plan combinations	34.1	—	—	—
Currency translation adjustment	(26.2)	(7.5)	—	—
Benefits paid	(12.2)	(10.4)	(1.8)	(0.5)
Fair value of plan assets, end of year	163.8	147.9	—	—
Funded status	$(40.1)	$(29.3)	$(9.0)	$(3.2)
Amounts Recognized in the Consolidated Balance Sheet at December 31
Pension obligation (1)	$(40.1)	$(29.3)	$—	$—
Postretirement health and other benefit obligations (2)	—	—	(9.0)	(3.2)
Net amount recognized	$(40.1)	$(29.3)	$(9.0)	$(3.2)
Weighted-Average Assumptions
Discount rate	3.1%	3.7%	3.5%	3.9%
Rate of compensation increase	N/A	4.0%	1.5%	1.5%

(1) As of December 31, 2016, the short-term portion of the pension obligation and postretirement health and other benefit obligation of $0.7 million and $1.0 million, respectively, are included in "Accrued expenses and other liabilities" in the accompanying consolidated balance sheets.

Amounts recognized in accumulated other comprehensive income as of December 31, 2016 and 2015, consist of the following:

	Pension Plans		Postretirement Health and Other
(in millions)	2016	2015	2016	2015
Net actuarial gain (loss)	$(40.5)	$(35.1)	$(0.5)	$—
Total amount recognized	$(40.5)	$(35.1)	$(0.5)	$—

The Company expects to recognize $1.5 million of net periodic benefit cost for the pension plan during the next fiscal year, which is currently included in accumulated other comprehensive income and no gain is expected to be recognized for the postretirement health and other plans. For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016.  The rate was assumed to decrease gradually to 4.5% for 2037 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table summarizes the sensitivity of our December 31, 2016 retirement obligations and 2016 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2017 pension cost	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2016	Estimated increase (decrease) in 2017 other postretirement benefit costs	Estimated increase (decrease) in other postretirement benefit obligation for the year ended December 31, 2016
0.5% increase in discount rate	$(0.4)	$(13.4)	$—	$(0.3)
0.5% decrease in discount rate	0.4	14.5	—	0.3
0.5% increase in long-term return on assets	(0.8)	N/A	N/A	N/A
0.5% decrease in long-term return on assets	0.8	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.1	0.6
1% decrease in medical trend rates	N/A	N/A	(0.1)	(0.5)
It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.
The weighted-average asset allocations of the pension plans at December 31, 2016 and 2015, by asset category are as follows

	2016	2015
Equity Securities	20.8%	10.2%
Debt Securities	34.5%	28.9%
Other	44.7%	60.9%
	100.0%	100.0%
Investment Strategy
The overall objective of the Company's pension assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension fund. Specific investment objectives for the Company's long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.
The Company reviews its long-term, strategic asset allocations annually. The Company uses various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. The Company identifies investment benchmarks for the asset classes in the strategic asset allocation that are market-based and investable where possible.
Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced on a monthly basis.

The actual allocations for the pension assets at December 31, 2016, and target allocations by asset class, are as follows:

	Target Allocations	Weighted Average Asset Allocations
Equity Securities	20.3%	20.8%
Debt Securities	33.8%	34.5%
Other	45.9%	44.7%
Risk Management In managing the plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to our risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding.  Investment manager guidelines for publicly traded assets are specified and are monitored regularly.
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2016 and 2015.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2016
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$1.0	$—	$—	$1.0
Insurance group annuity contracts	—	—	72.2	72.2
Common/collective trust funds — Government, corporate and other non-government debt	—	51.6	—	51.6
Common/collective trust funds — Corporate equity	—	34.1	—	34.1
Common/collective trust funds — Customized strategy	—	4.9	—	4.9
Total	$1.0	$90.6	$72.2	$163.8

	December 31, 2015
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash	$0.3	$—	$—	$0.3
Insurance group annuity contracts	—	—	89.9	89.9
Common/collective trust funds — Government, corporate and other non-government debt	—	36.7	—	36.7
Common/collective trust funds — Corporate equity	—	15.1	—	15.1
Common/collective trust funds — Customized strategy	—	5.9	—	5.9
Total	$0.3	$57.7	$89.9	$147.9
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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2016	2015
Beginning Balance	$89.9	$98.9
Actual return on assets	2.5	0.9
Benefit payments	(4.8)	(5.4)
Foreign currency impact	(15.4)	(4.5)
Ending Balance	$72.2	$89.9
The expected 2017 contributions for pension plans are as follows: the minimum contribution for 2017 is $10.0 million; and no planned discretionary or non-cash contributions. Expected company paid claims for the postretirement health and life insurance plans are $1.0 million for 2017.

Projected benefit payments from the plans as of December 31, 2016 are estimated as follows:

(in millions)	Pension Plans	Postretirement Health and Other
2017	$11.7	$1.0
2018	12.0	1.1
2019	12.4	1.1
2020	12.9	1.0
2021	13.2	0.9
2022-2026	71.9	3.6
The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2016 and 2015 is as follows:

	Pension Plans
(in millions)	2016	2015
Projected benefit obligation	$203.9	$177.2
Accumulated benefit obligation	203.9	176.3
Fair value of plan assets	163.8	147.9
The accumulated benefit obligation for all pension plans as of December 31, 2016 and 2015 was $203.9 million and $176.3 million, respectively.
The measurement date for all plans is December 31, 2016.
The Company, through its Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the Company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan. This withdrawal obligation is part of the restructuring accrual in the accompanying consolidated balance sheets as described in Note 19, "Restructuring." The total withdrawal obligation, which amounted to $13.1 million and $14.7 million as of December 31, 2016 and 2015, respectively, is payable in 48 quarterly installments of $0.5 million through April 2026, which includes both principal and accrued interest. As the Company was deemed to have effectively withdrawn its participation in this plan in 2013, no further contributions were made to the plan.

21. Leases
The Company leases various property, plant and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses. Terms of the leases vary, but generally require the Company to pay property taxes, insurance premiums and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $12.8 million, $11.2 million and $13.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum rental obligations under non-cancelable operating leases as of December 31, 2016, are payable as follows:

(in millions)
Year ending December 31:
2017	$11.2
2018	9.2
2019	7.6
2020	5.6
2021	3.6
Thereafter	0.2
$37.4
22. Business Segments
The Company identifies its segments using the "management approach," which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management organizes the business based on geography, and has designated the regions Americas, EMEA and APAC as reportable segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2, "Summary of Significant Accounting Policies," except that certain expenses are not allocated to the segments. These unallocated expenses are corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, asset impairment expense, restructuring expense and other non-operating expenses. The Company evaluates segment performance based upon earnings before interest, taxes, other (income) expense and amortization expense ("Operating EBITA") before the aforementioned expenses. Financial information relating to the Company's reportable segments as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in millions)	2016	2015	2014
Net sales:
Americas	$1,186.6	$1,323.7	$1,301.9
EMEA	287.6	281.6	315.1
APAC	190.9	191.1	198.2
Elimination of intersegment sales	(208.5)	(226.3)	(233.9)
Total net sales	$1,456.6	$1,570.1	$1,581.3

Segment Operating EBITA:
Americas	$219.1	$189.9	$197.4
EMEA	41.3	23.1	20.7
APAC	21.8	22.5	21.6
Total segment Operating EBITA	282.2	235.5	239.7
Corporate and unallocated	(51.8)	(44.2)	(35.4)
Amortization expense	(31.2)	(31.4)	(31.8)
Earnings from operations	199.2	159.9	172.5
Interest expense	(85.2)	(1.4)	(1.3)
Interest (expense) income on notes with MTW — net	(0.1)	15.8	16.6
Other (expense) income — net	(9.1)	22.1	(2.1)
Earnings before income taxes	$104.8	$196.4	$185.7

Operating EBITA % by segment (1) :
Americas	18.5%	14.3%	15.2%
EMEA	14.4%	8.2%	6.6%
APAC	11.4%	11.8%	10.9%
(1) Operating EBITA % in the section above is calculated by dividing the dollar amount of Operating EBITA by net sales for each respective segment.

Capital expenditures:
Americas	$12.4	$8.4	$12.4
EMEA	0.9	1.5	2.9
APAC	1.8	1.4	0.8
Corporate	0.9	1.9	9.2
Total capital expenditures	$16.0	$13.2	$25.3

Depreciation:
Americas	$12.1	$14.3	$14.1
EMEA	2.5	2.6	3.0
APAC	2.0	2.1	2.3
Corporate	0.7	0.6	1.8
Total depreciation	$17.3	$19.6	$21.2

Total assets by segment:
Americas	$1,463.7	$1,495.2
EMEA	102.6	148.5
APAC	110.8	96.5
Corporate	92.0	13.8
Total assets	$1,769.1	$1,754.0

Net sales by product class are categorized into commercial foodservice whole goods and aftermarket parts and service. Net sales by product class for the years ended December 31, 2016, 2015 and 2014 are as follows:

(in millions)	2016	2015	2014
Commercial foodservice whole goods	$1,191.0	$1,277.2	$1,293.6
Aftermarket parts and support	265.6	292.9	287.7
Total net sales	$1,456.6	$1,570.1	$1,581.3

Net sales in the table below are attributable to geographic regions based on location of customer. Net sales and long-lived asset information by geographic area for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 are as follows:

(in millions)	2016	2015	2014
Net sales by geographic area:
United States	$945.7	$1,066.7	$996.4
Other Americas	104.3	106.6	127.4
EMEA	242.0	237.2	280.3
APAC	164.6	159.6	177.2
Total net sales by geographic area	$1,456.6	$1,570.1	$1,581.3

Long-lived assets by geographic area (1):	2016	2015
United States	$1,313.3	$1,339.2
Other Americas	40.1	40.3
EMEA	69.7	78.2
APAC	30.6	34.8
Total long-lived assets by geographic area	$1,453.7	$1,492.5

(1) Excludes deferred tax assets of $7.2 million and $8.9 million recorded in "Other non-current assets" in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively.
The Company sells primarily through distributors and dealers ("direct customers"), who ultimately sell to end customers. No single direct customer represented 10.0% or greater of the Company's net sales for the years ended December 31, 2016 or 2015. Only one end customer, McDonald's, represented 10.0% or greater of the Company's net sales for the years ended December 31, 2014.

23. Quarterly Financial Data (Unaudited)
The following table presents financial data for each quarter in 2016 and 2015:

	2016
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$325.5	$368.4	$384.0	$378.7
Gross profit	117.6	134.7	142.0	138.5
Net earnings	18.1	15.1	24.9	21.4
Per share data
Earnings per common share — Basic	$0.13	$0.11	$0.18	$0.15
Earnings per common share — Diluted	$0.13	$0.11	$0.18	$0.15

	2015
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$345.4	$407.7	$425.3	$391.7
Gross profit	106.6	126.9	135.3	132.9
Net earnings	14.0	36.9	41.1	65.1
Per share data (1)
Earnings per common share — Basic	$0.10	$0.27	$0.30	$0.48
Earnings per common share — Diluted	$0.10	$0.27	$0.30	$0.48

(1) On March 4, 2015, MTW distributed 137.0 million shares of MFS common stock to MTW shareholders in connection with the Spin-Off. See Note 25, "Earnings Per Share," for more information. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of MFS shares outstanding immediately following this transaction.

24. Net Parent Company Investment and Related Party Transactions
Related Party Transactions and Cash Management Prior to the Spin-Off
MFS does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between MFS and MTW are reflected in "Net parent company investment" in the accompanying consolidated balance sheets and in the accompanying consolidated statements of cash flows as a financing activity in "Net transactions with MTW." Prior to the Spin-Off, MFS participated in MTW's centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.

Net Parent Company Investment and Corporate Cost Allocations Prior to the Spin-Off
Prior to the Spin-Off, MTW performed certain general and corporate functions on MFS' behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit and information technology ("general corporate expenses"). For purposes of preparing the consolidated financial statements for periods prior to the Spin-Off, these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount or other methodologies deemed appropriate by management. These general corporate expenses are included within "Selling, general and administrative" costs and "Net parent company investment" in the accompanying consolidated financial statements. Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the consolidated financial statements may not include all of the actual expense that would have been incurred and may not represent MFS' results of operations, financial position or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if MFS had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to MFS during the years ended December 31, 2016, 2015 and 2014 were $5.2 million, $24.6 million and $22.1 million, respectively.

None of MTW's debt has been reflected in the accompanying consolidated balance sheets as of December 31, 2015 because MFS was not a party to the obligations between MTW and the debt holders. No financing costs or interest expense associated with MTW's debt has been allocated to the consolidated financial statements for periods prior to the Spin-Off.

91

All significant intercompany transactions between MFS and MTW have been included within "Net parent company investment" in the accompanying consolidated balance sheet related to the period ended December 31, 2015. The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the accompanying consolidated statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the accompanying consolidated statements of operations. Interest income on the notes with MTW for the years ended December 31, 2016, 2015 and 2014, is net of interest expense on the notes with MTW of $0.1 million, $0.6 million and $1.3 million, respectively.

The notes receivable balances from MTW as of December 31, 2015 was $70.8 million and the notes payable balance to MTW as of December 31, 2015 was $9.9 million.

Guarantees Prior to the Spin-Off
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

Post Spin-Off Activity
In connection with the Spin-Off, the Company entered into a series of agreements with MTW, which are intended to govern the relationship between MFS and MTW and to facilitate an orderly separation of MFS from MTW. These agreements include a Master Separation and Distribution Agreement ("Separation Agreement"), Transition Services Agreement ("TSA"), Employee Matters Agreement, Intellectual Property Matters Agreement and Tax Matters Agreement.

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in MFS and certain assets and liabilities in exchange for a $1,362.0 million cash distribution that was funded through the long-term debt incurred by MFS. In addition, separation related adjustments are included in "Additional paid-in capital (deficit)" in the accompanying consolidated balance sheets consisting of net liabilities assumed by MFS related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million and income taxes payable of $0.6 million.

The Separation Agreement included provisions on the allocation of assets and liabilities between legal entities that were being split into a separate MTW and MFS legal entity as part of the Spin-Off. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post Spin-Off.

Under the TSA, MFS and MTW provided each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services were generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. The services were substantially complete as of December 31, 2016. The expenses related to the TSA for the year ended December 31, 2016 were immaterial.

25. Earnings Per Share

Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares related to the Company's stock options, restricted stock units and performance shares that were outstanding during the period.

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

The following is a reconciliation of the numerator and denominator used to compute basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014.

(in millions, except per share data)	2016	2015	2014
Net earnings	$79.5	$157.1	$159.8

Basic weighted average common shares outstanding	137,906,284	137,016,712	137,016,712
Effect of dilutive securities	1,807,836	—	—
Diluted weighted average common shares outstanding	139,714,120	137,016,712	137,016,712

Basic earnings per common share	$0.58	$1.15	$1.17
Diluted earnings per common share	$0.57	$1.15	$1.17

For the year ended December 31, 2016, 3.6 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares, respectively.
On March 3, 2016, prior to the completion of the Spin-Off, MFS paid a one-time cash dividend to MTW of $1,362.0 million. MFS did not declare or pay any other dividends to its stockholders during the years ended December 31, 2016, 2015 or 2014.

26. Subsidiary Guarantors of Senior Notes due 2024
The following tables present consolidating (condensed) financial information for (a) MFS; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of MFS ("Subsidiary Guarantors"); and (c) the wholly and partially owned foreign subsidiaries of MFS, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Subsidiary Guarantors and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the year ended December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,070.0	$782.2	$(395.6)	$1,456.6
Cost of sales	3.4	775.9	540.1	(395.6)	923.8
Gross profit	(3.4)	294.1	242.1	—	532.8
Selling, general and administrative expenses	35.5	152.9	101.7	—	290.1
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	6.3	—	0.2	—	6.5
Restructuring expense	—	1.6	0.9	—	2.5
Asset impairment expense	—	2.9	0.4	—	3.3
Earnings (loss) from operations	(45.2)	108.3	136.1	—	199.2
Interest expense	82.2	1.2	1.8	—	85.2
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Other (income) expense — net	(5.6)	19.6	(4.9)	—	9.1
Equity in earnings (loss) of subsidiaries	200.5	114.0	—	(314.5)	—
Earnings (loss) before income taxes	78.7	201.5	139.1	(314.5)	104.8
Income taxes	(0.8)	1.0	25.1	—	25.3
Net earnings (loss)	$79.5	$200.5	$114.0	$(314.5)	$79.5
Total other comprehensive income (loss), net of tax	1.1	3.0	7.3	(10.3)	1.1
Comprehensive income (loss)	$80.6	$203.5	$121.3	$(324.8)	$80.6

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the year ended December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,109.8	$809.9	$(349.6)	$1,570.1
Cost of sales	0.1	803.6	614.3	(349.6)	1,068.4
Gross profit	(0.1)	306.2	195.6	—	501.7
Selling, general and administrative expenses	32.2	144.6	114.8	—	291.6
Amortization expense	—	28.5	2.9	—	31.4
Separation expense	4.4	(0.5)	1.3	—	5.2
Restructuring expense	—	1.9	2.7	—	4.6
Asset impairment expense	—	9.0	—	—	9.0
Earnings from operations	(36.7)	122.7	73.9	—	159.9
Interest expense	—	1.2	0.2	—	1.4
Interest income on notes with MTW — net	—	(14.9)	(0.9)	—	(15.8)
Other income — net	(78.6)	77.8	(21.3)	—	(22.1)
Equity in earnings (loss) of subsidiaries	123.2	77.9	—	(201.1)	—
Earnings before income taxes	165.1	136.5	95.9	(201.1)	196.4
Income taxes	8.0	13.3	18.0	—	39.3
Net earnings (loss)	$157.1	$123.2	$77.9	$(201.1)	$157.1
Total other comprehensive (loss) income, net of tax	(23.8)	(27.7)	(26.9)	54.6	(23.8)
Comprehensive income (loss)	$133.3	$95.5	$51.0	$(146.5)	$133.3

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Operations
For the year ended December 31, 2014

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,051.7	$836.5	$(306.9)	$1,581.3
Cost of sales	—	750.3	629.9	(306.9)	1,073.3
Gross profit	—	301.4	206.6	—	508.0
Selling, general and administrative expenses	29.3	142.0	128.3	—	299.6
Amortization expense	—	28.5	3.3	—	31.8
Separation expense	—	0.1	0.3	—	0.4
Restructuring expense	—	2.7	(0.1)	—	2.6
Asset impairment expense	—	1.1	—	—	1.1
Earnings from operations	(29.3)	127.0	74.8	—	172.5
Interest expense	—	1.2	0.1	—	1.3
Interest income on notes with MTW — net	—	(17.3)	0.7	—	(16.6)
Other income — net	7.8	(4.2)	(1.5)	—	2.1
Equity in earnings (loss) of subsidiaries	192.0	65.7	—	(257.7)	—
Earnings before income taxes	154.9	213.0	75.5	(257.7)	185.7
Income taxes	(4.9)	21.0	9.8	—	25.9
Net earnings (loss)	$159.8	$192.0	$65.7	$(257.7)	$159.8
Total other comprehensive (loss) income, net of tax	(21.9)	(17.7)	(18.1)	35.8	(21.9)
Comprehensive income (loss)	$137.9	$174.3	$47.6	$(221.9)	$137.9

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Balance Sheet
As of December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$2.3	$51.1	$—	$53.8
Restricted cash	—	—	6.4	—	6.4
Accounts receivable — net	0.5	—	86.1	(4.9)	81.7
Inventories — net	—	74.3	71.3	—	145.6
Prepaids and other current assets	0.9	4.5	8.5	—	13.9
Current assets held for sale	—	2.3	4.5	—	6.8
Total current assets	1.8	83.4	227.9	(4.9)	308.2
Property, plant and equipment — net	1.2	67.9	40.0	—	109.1
Goodwill	—	832.4	12.9	—	845.3
Other intangible assets — net	—	423.5	60.9	—	484.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,085.8	—	(3,085.8)	—
Investment in subsidiaries	3,780.3	—	—	(3,780.3)	—
Other non-current assets	2.7	5.1	19.7	(5.4)	22.1
Total assets	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$0.1	$64.6	$48.6	$(4.9)	$108.4
Accrued expenses and other liabilities	14.1	97.5	62.9	—	174.5
Current portion of capital leases	—	0.5	1.1	—	1.6
Product warranties	—	18.4	9.5	—	27.9
Current liabilities held for sale	—	—	0.7	—	0.7
Total current liabilities	14.2	181.0	122.8	(4.9)	313.1
Long-term debt and capital leases	1,277.0	1.7	—	—	1,278.7
Deferred income taxes	120.5	—	17.3	—	137.8
Pension and postretirement health obligations	47.9	4.9	—	(5.4)	47.4
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,344.8	—	741.0	(3,085.8)	—
Investment in subsidiaries	—	524.6	—	(524.6)	—
Other long-term liabilities	9.4	25.6	0.6	—	35.6
Total non-current liabilities	3,815.3	556.8	763.2	(3,635.8)	1,499.5
Total (deficit) equity:
Total (deficit) equity	(43.5)	3,780.3	(524.6)	(3,255.7)	(43.5)
Total liabilities and equity	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Balance Sheet
As of December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3.5	$28.5	$—	$32.0
Restricted cash	—	—	0.6	—	0.6
Accounts receivable — net	—	—	73.4	(9.6)	63.8
Intercompany interest receivable	—	—	4.2	(4.2)	—
Intercompany short-term note receivable	—	—	31.0	(31.0)	—
Inventories — net	—	80.2	65.7	—	145.9
Prepaids and other current assets	1.2	2.3	9.0	(2.2)	10.3
Total current assets	1.2	86.0	212.4	(47.0)	252.6
Property, plant and equipment — net	0.9	71.2	44.3	—	116.4
Goodwill	—	832.4	13.4	—	845.8
Other intangible assets — net	—	452.1	67.5	—	519.6
Intercompany long-term note receivable	—	—	42.4	(42.4)	—
Due from affiliates	—	3,074.9	—	(3,074.9)	—
Investment in subsidiaries	3,579.8	—	—	(3,579.8)	—
Other non-current assets	—	3.1	71.8	(59.0)	15.9
Long-term assets held for sale	—	3.7	—	—	3.7
Total assets	$3,581.9	$4,523.4	$451.8	$(6,803.1)	$1,754.0
Liabilities and equity
Current liabilities:
Accounts payable	$—	$81.8	$49.5	$(9.6)	$121.7
Accrued expenses and other liabilities	0.1	100.1	66.9	(2.2)	164.9
Current portion of capital leases	—	0.4	—	—	0.4
Intercompany interest payable	—	4.2	—	(4.2)	—
Intercompany short-term note payable	—	31.0	—	(31.0)	—
Product warranties	—	23.8	10.5	—	34.3
Total current liabilities	0.1	241.3	126.9	(47.0)	321.3
Long-term capital leases	—	2.3	—	—	2.3
Deferred income taxes	155.4	—	63.5	(51.0)	167.9
Pension and postretirement health obligations	35.0	6.3	—	(8.0)	33.3
Intercompany long-term note payable	—	42.4	—	(42.4)	—
Due to affiliates	2,176.9	—	898.0	(3,074.9)	—
Investment in subsidiaries	—	638.6	—	(638.6)	—
Other long-term liabilities	5.8	12.7	2.0	—	20.5
Total non-current liabilities	2,373.1	702.3	963.5	(3,814.9)	224.0
Total (deficit) equity:
Total (deficit) equity	1,208.7	3,579.8	(638.6)	(2,941.2)	1,208.7
Total liabilities and equity	$3,581.9	$4,523.4	$451.8	$(6,803.1)	$1,754.0

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(102.7)	$111.5	$113.2	$—	$122.0
Cash flows from investing activities
Capital expenditures	(1.0)	(8.0)	(7.0)	—	(16.0)
Changes in restricted cash	—	—	(6.0)	—	(6.0)
Proceeds from dispositions	—	—	1.6	—	1.6
Intercompany investment	—	(104.4)	(79.4)	183.8	—
Net cash provided by (used for) investing activities	(1.0)	(112.4)	(90.8)	183.8	(20.4)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,499.5	0.2	1.4	—	1,501.1
Repayments on long-term debt and capital leases	(186.0)	(0.5)	(0.3)	—	(186.8)
Debt issuance costs	(41.3)	—	—	—	(41.3)
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	(6.1)	—	—	—	(6.1)
Exercises of stock options	16.2	—	—	—	16.2
Intercompany financing	183.8	—	—	(183.8)	—
Net cash (used for) provided by financing activities	104.1	(0.3)	1.1	(183.8)	(78.9)
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Net increase in cash and cash equivalents	0.4	(1.2)	22.6	—	21.8
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$0.4	$2.3	$51.1	$—	$53.8

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$376.9	$(137.6)	$(96.3)	$—	$143.0
Cash flows from investing activities
Capital expenditures	(0.8)	(6.5)	(5.9)	—	(13.2)
Changes in restricted cash	—	—	(0.6)	—	(0.6)
Business acquisitions, net of cash acquired	—	—	(5.3)	—	(5.3)
Proceeds from sale of business	—	78.2	—	—	78.2
Intercompany investment	(193.2)	—	—	193.2	—
Net cash used for investing activities	(194.0)	71.7	(11.8)	193.2	59.1
Cash flows from financing activities
Proceeds from capital leases	—	0.5	—	—	0.5
Repayments on capital leases	—	(0.7)	—	—	(0.7)
Net transactions with MTW	(182.9)	—	—	—	(182.9)
Intercompany financing	—	66.9	126.3	(193.2)	—
Net cash used for financing activities	(182.9)	66.7	126.3	(193.2)	(183.1)
Effect of exchange rate changes on cash	—	—	(3.5)	—	(3.5)
Net increase in cash and cash equivalents	—	0.8	14.7	—	15.5
Balance at beginning of period	—	2.7	13.8	—	16.5
Balance at end of period	$—	$3.5	$28.5	$—	$32.0

MANITOWOC FOODSERVICE, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2014

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$159.1	$(54.0)	$95.1	$—	$200.2
Cash flows from investing activities
Capital expenditures	—	(18.3)	(7.0)	—	(25.3)
Intercompany investment	—	—	(82.7)	82.7	—
Net cash used for investing activities	—	(18.3)	(89.7)	82.7	(25.3)
Cash flows from financing activities
Proceeds from capital leases	—	3.1	—	—	3.1
Repayments on capital leases	—	(3.4)	—	—	(3.4)
Net transactions with MTW	(166.7)	—	—	—	(166.7)
Intercompany financing	7.6	75.1	—	(82.7)	—
Net cash used for financing activities	(159.1)	74.8	—	(82.7)	(167.0)
Effect of exchange rate changes on cash	—	—	(1.0)	—	(1.0)
Net increase in cash and cash equivalents	—	2.5	4.4	—	6.9
Balance at beginning of period	—	0.2	9.4	—	9.6
Balance at end of period	$—	$2.7	$13.8	$—	$16.5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, within the time periods specified in the Commission's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Prior to the Spin-Off, we relied on certain financial information and resources of MTW to manage aspects of our business and to report financial results. These included investor relations, corporate communications, certain accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as the Board and internal audit, which includes Sarbanes-Oxley compliance. In connection with the Spin-Off, we enhanced our own financial, administrative, and other support systems. We are expanding our internal accounting, reporting, legal and internal audit departments and have updated our policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.
We will continue to review, document and test our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to changes in our internal control over financial reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (the "2013 framework"). Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a written code of conduct, or the "Code of Conduct," that applies to all of our employees. The Code of Conduct reflects our commitment to operate our business in a manner that meets the highest ethical standards. It includes or refers to policies and rules that cover ethical and legal practices for nearly every aspect of our business. A copy of the Code of Conduct is posted on our website at www.manitowocfoodservice.com.
The remaining information required by this Item 10 will be included in our definitive proxy statement for our annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

The following consolidated financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X
All other financial statement schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable or required under rules of Regulation S-X.
(b) Exhibits:
See Index to Exhibits immediately following the signature page of this report, which is incorporated herein by reference as part of this Annual Report on Form 10-K.

MANITOWOC FOODSERVICE, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2016, 2015 and 2014

(in millions)	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2014
Allowance for doubtful accounts	$3.1	$4.2	$(3.2)	$(0.2)	$3.9
Deferred tax valuation allowance	$80.2	$36.3	$(0.4)	$(3.0)	$113.1
Year End December 31, 2015
Allowance for doubtful accounts	$3.9	$2.5	$(2.2)	$(0.2)	$4.0
Deferred tax valuation allowance	$113.1	$(0.5)	$(28.2)	$(4.3)	$80.1
Year End December 31, 2016
Allowance for doubtful accounts	$4.0	$1.7	$(0.3)	$(0.1)	$5.3
Deferred tax valuation allowance	$80.1	$2.7	$(18.2)	$(4.7)	$59.9

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: February 24, 2017

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

/s/ Haresh Shah
Haresh Shah
Vice President Corporate Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser, President and Chief Executive Officer	February 24, 2017

/s/ John O. Stewart
John O. Stewart, Senior Vice President and Chief Financial Officer	February 24, 2017

/s/ Dino J. Bianco
Dino J. Bianco, Director	February 24, 2017

/s/ Andrew Langham
Andrew Langham, Director	February 24, 2017

/s/ Joan K. Chow
Joan K. Chow, Director	February 24, 2017

/s/ Thomas D. Davis
Thomas D. Davis, Director	February 24, 2017

/s/ Timothy J. Fenton
Timothy J. Fenton, Director	February 24, 2017

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director and Chairperson of the Board	February 24, 2017

MANITOWOC FOODSERVICE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016
INDEX TO EXHIBITS

Exhibit No.	Description	Form	File Number	Date of First Filing	Exhibit No.	Filed/Furnished Herewith
2.1	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	8-K	001-37548	March 9, 2016	2.1
3.1	Amended and Restated Certificate of Incorporation of Manitowoc Foodservice, Inc.	Form 10	001-37548	December 21, 2015	3.1
3.2	Bylaws of Manitowoc Foodservice, Inc., effective as of October 23, 2015	Form 10	001-37548	December 21, 2015	3.2
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee	8-K	001-37548	February 24, 2016	4.1
4.1(b)	First Supplemental Indenture, dated March 3, 2016, by and among MTW Foodservice Escrow Corp., Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-37548	March 9, 2016	4.1
4.2(a)	Exchange and Registration Rights Agreement, dated February 18, 2016, between MTW Foodservice Escrow Corp. and Goldman, Sachs & Co., as representative of the initial purchasers	8-K	001-37548	February 24, 2016	4.3
4.2(b)	Joinder Agreement to Exchange and Registration Rights Agreement, dated March 3, 2016, by Manitowoc Foodservice, Inc. and the guarantors party thereto	8-K	001-37548	March 9, 2016	10.5
10.1(a)	Settlement Agreement, dated February 6, 2015, among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc.	Form 10	001-37548	September 1, 2015	10.5
10.1(b)	Amendment, dated December 31, 2015, among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc.	Form 10	001-37548	January 19, 2016	10.8
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
		10-K	001-37548	March 30, 2016	10.1(c)
10.2**	Employment Agreement, dated July 28, 2015, by and between Hubertus M. Muehlhaeuser and The Manitowoc Company, Inc.	Form 10	001-37548	November 9, 2015	10.6
10.3	Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	8-K	001-37548	March 9, 2016	10.2
10.4	Transition Services Agreement, dated March 4, 2016, between the The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	8-K	001-37548	March 9, 2016	10.1

10.5(a)	Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	8-K	001-37548	March 9, 2016	10.3
10.5(b)	Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	8-K	001-37548	March 29, 2016	10.1
10.6	Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	8-K	001-37548	March 9, 2016	10.4
10.7**	Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan	Form 10	001-37548	December 21, 2015	10.7
10.8(a)	Credit Agreement, dated March 3, 2016, among Manitowoc Foodservice, Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, HSBC Bank USA, N.A., Citibank, N.A. and Coöperatieve Rabobank U.A., New York Branch, as co-documentation agents and J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners	8-K	001-37548	March 9, 2016	10.6
10.8(b)	Amendment No. 1 to Credit Agreement, dated September 28, 2016, among Manitowoc Foodservice, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions party thereto	8-K	001-37548	October 4, 2016	10.1
10.9	Sixth Amended and Restated Receivables Purchase Agreement, dated March 3, 2016, by and among Manitowoc Cayman Islands Funding LTD., as seller, Manitowoc Foodservice and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent	8-K	001-37548	March 9, 2016	10.7
10.10**	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016	8-K	001-37548	March 9, 2016	10.8
10.11**	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016	8-K	001-37548	March 9, 2016	10.9
10.12**	Manitowoc Foodservice, Inc. Severance Pay Plan, effective as of March 4, 2016	8-K	001-37548	March 9, 2016	10.10
10.13(a)**	Employment Agreement, dated November 9, 2015, by and between John O. Stewart and The Manitowoc Company, Inc.	10-K	001-37548	March 30, 2016	10.13
10.15(b)**	Amendment, dated February 20, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart	8-K	001-37548	February 21, 2017	10.1
10.14**	Assignment and Assumption Agreement, dated March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	10-K	001-37548	March 30, 2016	10.14
10.15**	Form of Agreement (for Hubertus M. Muehlhaeuser and John O. Stewart)	8-K	001-37548	November 7, 2016	10.1
10.16**	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.16
10.17**	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.17

10.18**	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.18
10.19**	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.19
10.20**	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.20
10.21**	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.21
10.22**	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	10-K	001-37548	March 30, 2016	10.22
10.23**	Employment Agreement, dated February 1, 2016, by and between Andreas G. Weishaar and Manitowoc Foodservice, Inc.	10-K	001-37548	March 30, 2016	10.23
10.24**	Form of Employment Agreement (for Josef Matosevic, Maurice D. Jones, Joel H. Horn and Richard Caron)	8-K	001-37548	April 28, 2016	10.1
21	List of subsidiaries of Manitowoc Foodservice, Inc.	10-K	001-37548	March 30, 2016	21
23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm					X(1)
31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification					X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification					X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350					X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350					X(2)
(1) Filed Herewith
(2) Furnished Herewith
** Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to item 15(b) of Form 10-K.