Form 10-Q
period 2017-03-31
Welbilt, Inc.
filed 2017-05-09
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number
1-37548

Welbilt, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4625716
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification Number)

2227 Welbilt Boulevard
New Port Richey, FL	34655
(Address of principal executive offices)	(Zip Code)
(727) 375-7010
(Registrant's telephone number, including area code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant's Common Stock as of April 28, 2017, the most recent practicable date, was 138,909,132.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated (Condensed) Statements of Operations
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three months ended March 31,
Millions of dollars, except per share data	2017	2016
Net sales	$328.0	$325.5
Cost of sales	205.0	207.9
Gross profit	123.0	117.6
Selling, general and administrative expenses	74.3	71.8
Amortization expense	7.8	7.8
Separation expense	0.9	3.0
Restructuring expense	4.6	1.3
Asset impairment expense	0.4	—
Earnings from operations	35.0	33.7
Interest expense	23.2	8.5
Interest expense on notes with MTW — net	—	0.1
Loss on early extinguishment of debt	3.2	—
Other expense — net	1.5	2.4
Earnings before income taxes	7.1	22.7
Income taxes	2.1	4.6
Net earnings	$5.0	$18.1
Per share data
Earnings per common share — Basic	$0.04	$0.13
Earnings per common share — Diluted	$0.04	$0.13
Weighted average shares outstanding — Basic	138,759,075	137,016,712
Weighted average shares outstanding — Diluted	140,431,198	138,564,299

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Statements of Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
Millions of dollars	2017	2016
Net earnings	$5.0	$18.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7.0	17.2
Unrealized (loss) gain on derivatives, net of income tax benefit (expense) of $0.3 and ($0.5), respectively	(0.6)	0.9
Employee pension and post-retirement benefits, net of income tax (expense) benefit of ($0.1) and $5.9, respectively	0.4	(8.9)
Total other comprehensive income, net of tax	6.8	9.2
Comprehensive income	$11.8	$27.3

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Balance Sheets
As of March 31, 2017 (Unaudited) and December 31, 2016

	March 31,	December 31,
Millions of dollars, except share data	2017	2016
Assets
Current assets:
Cash and cash equivalents	$82.6	$53.8
Restricted cash	0.2	6.4
Accounts receivable, less allowances of $4.2 and $5.3, respectively	92.8	81.7
Inventories — net	171.0	145.6
Prepaids and other current assets	25.8	13.9
Current assets held for sale	7.2	6.8
Total current assets	379.6	308.2
Property, plant and equipment — net	107.7	109.1
Goodwill	845.6	845.3
Other intangible assets — net	477.9	484.4
Other non-current assets	26.3	22.1
Total assets	$1,837.1	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$117.9	$108.4
Accrued expenses and other liabilities	137.7	174.5
Short-term borrowings	4.0	—
Current portion of long-term debt and capital leases	0.6	1.6
Product warranties	24.6	27.9
Current liabilities held for sale	—	0.7
Total current liabilities	284.8	313.1
Long-term debt and capital leases	1,353.4	1,278.7
Deferred income taxes	136.3	137.8
Pension and postretirement health obligations	45.9	47.4
Other long-term liabilities	43.0	35.6
Total non-current liabilities	1,578.6	1,499.5
Commitments and contingencies (note 14)
Total (deficit) equity:
Common stock (300,000,000 shares authorized, 138,918,189 shares and 138,601,327 shares issued and 138,878,878 shares and 138,562,016 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(66.6)	(72.0)
Retained earnings	75.5	70.5
Accumulated other comprehensive loss	(36.6)	(43.4)
Total (deficit) equity	(26.3)	(43.5)
Total liabilities and equity	$1,837.1	$1,769.1

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
Millions of dollars	2017	2016
Cash flows from operating activities:
Net earnings	$5.0	$18.1
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	4.0	4.3
Amortization of intangible assets	7.8	7.8
Amortization of debt issuance costs	1.3	0.4
Loss on early extinguishment of debt	3.2	—
Deferred income taxes	(2.9)	(2.9)
Stock-based compensation expense	4.4	1.3
Asset impairment expense	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	(6.0)	(8.4)
Inventories	(23.9)	(15.8)
Other assets	(3.5)	(8.3)
Accounts payable	8.6	(16.3)
Other current and long-term liabilities	(49.0)	(3.2)
Net cash used in operating activities	(50.6)	(23.0)
Cash flows from investing activities:
Capital expenditures	(4.9)	(4.5)
Changes in restricted cash	6.2	0.3
Net cash provided by (used in) investing activities	1.3	(4.2)
Cash flows from financing activities:
Proceeds from long-term debt and capital leases	78.9	1,431.4
Repayments on long-term debt and capital leases	(2.5)	(0.2)
Debt issuance costs	(1.4)	(40.6)
Change in short term borrowings	4.0	14.5
Dividend paid to MTW	—	(1,362.0)
Net transactions with MTW	—	6.1
Exercises of stock options	0.9	0.1
Net cash provided by financing activities	79.9	49.3
Effect of exchange rate changes on cash	(1.8)	0.5
Net increase in cash and cash equivalents	28.8	22.6
Balance at beginning of period	53.8	32.0
Balance at end of period	$82.6	$54.6

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Notes to Unaudited Consolidated (Condensed) Financial Statements

1. Business and Organization
The Spin-Off and Rebranding

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS" or the "Company") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). In this Quarterly Report on Form 10-Q, “Spin-Off” refers to both the above described internal reorganization and the Distribution, collectively.

On February 6, 2017, MFS announced that it would rebrand the Company, its logo and its brand identity to Welbilt, Inc. The change was the final part of the Company's strategic repositioning after the Spin-Off. To meet its future growth objectives, the Company will focus on further developing its portfolio of 12 award-winning brands under the new corporate name.

On March 3, 2017, MFS filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a change of the Company’s name from "Manitowoc Foodservice, Inc." to "Welbilt, Inc." effective March 3, 2017 (the "Name Change"). In connection with the Name Change, the Company also amended and restated its bylaws, by substituting “Welbilt, Inc.” for “Manitowoc Foodservice, Inc.”

On March 6, 2017, shares of the Company commenced trading under the Company's new name, Welbilt, Inc., and a new New York Stock Exchange ticker symbol, “WBT.”

In these unaudited consolidated (condensed) financial statements, unless the context otherwise requires:

•
"Welbilt" and the "Company" refer to Welbilt, Inc. and its consolidated subsidiaries, after giving effect to the Spin-Off, or, in the case of information as of dates or for periods prior to its separation from MTW, the combined entities of the Foodservice business, and certain other assets and liabilities that were historically held at the MTW corporate level, but were specifically identifiable and attributable to the Foodservice business; and

•	"MTW" refers to The Manitowoc Company, Inc. and its consolidated subsidiaries, other than, for all periods following the Spin-Off, Welbilt.

Description of the Business
The Company is one of the world’s leading commercial foodservice equipment companies. It designs and manufactures a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and is supported by a growing aftermarket parts and repair service business. Its capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company's suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. The Company's products and aftermarket parts and service support are recognized by its customers and channel partners for their quality, reliability and durability that enable profitable growth for Welbilt end customers by improving their menus, enhancing operations and reducing costs.
2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated (condensed) financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated.
During the periods presented prior to the Spin-Off on March 4, 2016, the Company's financial statements were prepared on a combined standalone basis derived from the consolidated financial statements and accounting records of MTW. The Company functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016. These allocated costs are primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) share-based compensation and 4) certain administrative functions, which are not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount or other measures the Company determined to be reasonable.

Income tax expense in the accompanying consolidated (condensed) statement of operations for the periods prior to the Spin-Off is computed on a separate return basis, as if Welbilt was operating as a separate consolidated group and filed separate tax returns in the jurisdictions in which it operates. As a result of potential changes to the Company's business model and potential past and future tax planning, income tax expense included in the accompanying consolidated (condensed) financial statements for the period prior to the Spin-Off may not be indicative of Welbilt's future expected tax rate. In addition, cash tax payments and items of current and deferred taxes may not be reflective of Welbilt's actual tax balances prior to or subsequent to the Spin-Off.
Welbilt, as a stand-alone entity commencing with the Spin-Off, files U.S. federal and state tax returns on its own behalf. The responsibility for current income tax liabilities of US federal and state combined tax filings were deemed to settle immediately with MTW paying entities effective with the Spin-Off in the respective jurisdictions, whereas state tax returns for certain separate filing Welbilt entities were filed by Welbilt for periods prior to and after the Spin-Off. Cash tax payments commencing with the Spin-Off for the estimated liability are the actual cash taxes paid to the respective tax authorities in the jurisdictions wherever applicable.
Prior to the Spin-Off, the operations of Welbilt were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on a separate return basis in the accompanying consolidated (condensed) financial statements. As a result, the effective tax rate and deferred income taxes of Welbilt may differ from those in periods prior to or subsequent to the Spin-Off.
Use of Estimates
The preparation of consolidated (condensed) financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including costs allocated prior to the Spin-Off. The accompanying unaudited consolidated (condensed) financial statements may not be indicative of the Company's future performance, and they do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position and cash flows had the Company been a standalone Company during the entirety of the period presented prior to the Spin-Off.
Accounting Policies
In the opinion of management, the accompanying unaudited consolidated (condensed) financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, the results of cash flows for the three months ended March 31, 2017 and 2016, and the financial position at March 31, 2017 and December 31, 2016, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved for a full year performance. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Security and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the accompanying unaudited consolidated (condensed) financial statements and related notes are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes the second step of the annual goodwill impairment test. ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, for annual impairment tests beginning after December 15, 2019. Early adoption is permitted in any interim or annual reporting period for impairment tests performed after January 1, 2017 and the amendments in this ASU should be applied prospectively. The Company early adopted this standard as of January 1, 2017 and will apply the guidance from ASU 2017-04 beginning with its annual goodwill assessment performed as of June 30, 2017.
In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions. This ASU requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit on the income statement and that excess tax benefits be classified as an operating activity in the cash flow statement. While this new standard allows an entity to account for forfeitures as they occur, the Company elected to continue the current U.S. GAAP practice of estimating forfeitures when calculating stock-based compensation expense. This ASU became effective for the Company on January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated (condensed) financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out ("FIFO") basis. Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out ("LIFO") basis. ASU 2015-11 became effective for the Company on January 1, 2017 and the adoption of this standard did not have a significant impact on the Company’s consolidated (condensed) financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20)," which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715)," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the accounting guidance to assist entities in evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in certain instances and the amendments in this ASU should be applied prospectively. The Company will evaluate the impact of this standard upon future acquisitions subsequent to the adoption of ASU 2017-01.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which will require an entity to reconcile the changes in restricted cash as part of total cash and cash equivalents in its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period and the amendments in this ASU should be applied retrospectively. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures. The adoption of this standard may impact the presentation of certain cash proceeds received in connection with the Company's securitization program described in Note 9, "Accounts Receivable Securitization."
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU provides a principles-based approach to revenue recognition to record the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within fiscal years beginning after December 15, 2017 (as updated by the FASB in August 2015 in ASU 2015-14 and as updated by ASU-2016-20, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12), and can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application along with additional disclosures. Early adoption is permitted as of the original effective date—the first interim period within fiscal years beginning after December 15, 2016. The Company plans to adopt this standard on January 1, 2018 and is evaluating its customizable contracts, information technology contracts and other customer contracts that may impact its consolidated (condensed) financial statements and related disclosures.

3. Fair Value of Financial Instruments
The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Commodity contracts	—	1.0	—	1.0
Cross-currency swap contract	—	1.1	—	1.1
Total current assets at fair value	—	3.1	—	3.1
Non-current assets:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts	—	1.2	—	1.2
Cross-currency swap contract	—	2.2	—	2.2
Total non-current assets at fair value	—	3.8	—	3.8
Total assets at fair value	$—	$6.9	$—	$6.9
Current liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Interest rate swap contracts	—	2.8	—	2.8
Total current liabilities at fair value	—	3.4	—	3.4
Non-current liabilities:
Interest rate swap contracts	—	5.7	—	5.7
Total non-current liabilities at fair value	—	5.7	—	5.7
Total liabilities at fair value	$—	$9.1	$—	$9.1

	Fair Value as of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	0.9	—	0.9
Total current assets at fair value	—	1.5	—	1.5
Non-current assets:
Commodity contracts	—	0.2	—	0.2
Total non-current assets at fair value	—	0.2	—	0.2
Total assets at fair value	$—	$1.7	$—	$1.7
Current liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.1	—	1.1
Total liabilities at fair value	$—	$1.1	$—	$1.1
The fair value of the Company's 9.50% Senior Notes due 2024 and Term Loan B under its Senior Secured Credit Facilities was approximately $491.0 million and $827.1 million as of March 31, 2017, respectively. The fair value of the Company's 9.50% Senior Notes due 2024 and Term Loan B under its Senior Secured Credit Facilities was approximately $496.2 million and $838.4 million as of December 31, 2016, respectively. See Note 10, "Debt," for a description of the debt instruments and their related carrying values.

Accounting Standards Codification ("ASC") Subtopic 820-10, "Fair Value Measurement," defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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
The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes due 2024 and Term Loan B based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and deferred purchase price notes on receivables sold (see Note 9, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of March 31, 2017 and December 31, 2016 due to the short-term nature of these instruments.
As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The foreign currency exchange, commodity contracts and interest rate swaps are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified as Level 2 of the fair value hierarchy.
4. Derivative Financial Instruments
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
The primary risks the Company manages using derivative instruments are commodity price risk, interest rate risk and foreign currency exchange risk. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. Cross-currency interest rate swaps are entered into to protect the value of the Company’s investments in its foreign subsidiaries.
ASC Subtopic 815-10, "Derivatives and Hedges," requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with ASC Subtopic 815-10, the Company designates commodity swaps and foreign currency exchange contracts as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps as cash flow hedges of floating-rate borrowings, and the remainder as fair value hedges of fixed-rate borrowings, and certain cross-currency interest rate swaps as hedges of net investments in its foreign subsidiaries.
Cash flow hedging strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $0.9 million of unrealized gains, net of tax, related to commodity price and currency rate hedging, which will be reclassified from other comprehensive (loss) income into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for fifteen and thirty-six months, respectively, depending on the type of risk being hedged.

During the three months ended March 31, 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis for the next two to three years, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. Approximately 43.0% of the Company’s outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of March 31, 2017. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

	Units Hedged
Commodity	March 31, 2017	December 31, 2016	Unit	Type
Aluminum	2,115	1,663	MT	Cash flow
Copper	709	746	MT	Cash flow
Natural gas	26,523	56,416	MMBtu	Cash flow
Steel	7,225	8,663	Short tons	Cash flow

	Units Hedged
Currency	March 31, 2017	December 31, 2016	Type
Canadian Dollar	17,230,000	26,130,000	Cash flow
European Euro	15,782,119	11,261,848	Cash flow
British Pound	5,028,775	4,191,763	Cash flow
Mexican Peso	107,400,000	148,200,000	Cash flow
Thailand Baht	13,941,893	23,231,639	Cash flow
Singapore Dollar	3,775,000	4,375,000	Cash flow
For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense (income) — net" in the accompanying consolidated (condensed) statement of operations. As of March 31, 2017 and December 31, 2016, the Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity	March 31, 2017	December 31, 2016	Unit	Type
Aluminum	13	28	MT	Cash flow
Steel	189	240	Short tons	Cash flow

	Units Hedged
Currency	March 31, 2017	December 31, 2016	Recognized Location	Purpose
Singapore Dollar	28,127,000	—	Other expense (income) — net	Notes payable and receivable settlement
European Euro	75,300,000	16,000,000	Other expense (income) — net	Notes and accounts payable and receivable settlement
British Pound	4,790,037	8,192,692	Other expense (income) — net	Accounts payable and receivable settlement
Chinese Yuan	107,383,629	—	Other expense (income) — net	Notes payable and receivable settlement
Swiss Franc	4,000,000	3,150,000	Other expense (income) — net	Accounts payable and receivable settlement

Fair value hedging strategy
For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings.

During the three months ended March 31, 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis for the next seven years. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal. Approximately 31.0% of the Company’s outstanding long-term debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of March 31, 2017. The Company did not enter into any interest rate swap agreements during the three months ended March 31, 2016.
Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in earnings during the period of change.

The Company entered into a cross-currency interest rate swap contract to protect the value of its net investments in Euro. The carrying value of the net investment in Euro that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in other comprehensive income. The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments.
The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated (condensed) balance sheets as of March 31, 2017 and December 31, 2016 was as follows:

	ASSET DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
		March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.9	$0.6
Commodity contracts	Prepaids and other current assets	1.0	0.9
Cross-currency swap contract	Prepaids and other current assets	1.1	—
Commodity contracts	Other non-current assets	0.4	0.2
Interest rate swap contracts	Other non-current assets	1.2	—
Cross-currency swap contract	Other non-current assets	2.2	—
Total derivatives designated as hedging instruments		6.8	1.7

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	0.1	—
Total derivatives NOT designated as hedging instruments		0.1	—

Total asset derivatives		$6.9	$1.7

The fair values of outstanding derivative contracts recorded as liabilities in the accompanying consolidated (condensed) balance sheets as of March 31, 2017 and December 31, 2016 were as follows:

	LIABILITY DERIVATIVES
(in millions)	Balance Sheet Location	Fair Value
		March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.4	$0.8
Commodity contracts	Accrued expenses and other liabilities	—	0.1
Interest rate swap contracts	Accrued expenses and other liabilities	2.8	—
Interest rate swap contracts	Other long-term liabilities	5.7	—
Total derivatives designated as hedging instruments		8.9	0.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	0.2	0.2
Total derivatives NOT designated as hedging instruments		0.2	0.2

Total liability derivatives		$9.1	$1.1
The effects of derivative instruments in the accompanying consolidated (condensed) statements of operations for the three months ended March 31, 2017 and 2016 for gains or losses initially recognized in "Accumulated other comprehensive loss" ("AOCI") in the accompanying consolidated (condensed) balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
Foreign exchange contracts	$0.4	$0.1	Cost of sales	$0.2	$(0.1)
Commodity contracts	—	0.8	Cost of sales	0.2	(0.9)
Interest rate swap contracts	(1.0)	—	Selling, general and administrative expenses	—	—
Cross-currency swap contract (1)	3.3	—	Selling, general and administrative expenses	—	—
Total	$2.7	$0.9		$0.4	$(1.0)

(1) The amount of gain recognized in AOCI for the cross-currency swap contract is included in other comprehensive income as part of the cumulative translation adjustment in the accompanying unaudited consolidated (condensed) statements of comprehensive income.

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,
	2017	2016
Commodity contracts	$0.3	$—	Cost of sales
Total	$0.3	$—

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$(0.3)	$(0.1)	Other expense (income) — net
Commodity contracts	—	0.5	Other expense (income) — net
Total	$(0.3)	$0.4
5. Inventories — Net
The components of inventories — net at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
(in millions)	2017	2016
Inventories — gross:
Raw materials	$73.8	$68.2
Work-in-process	20.3	18.3
Finished goods	104.4	85.1
Total inventories — gross	198.5	171.6
Excess and obsolete inventory reserve	(24.0)	(22.5)
Net inventories at FIFO cost	174.5	149.1
Excess of FIFO costs over LIFO value	(3.5)	(3.5)
Inventories — net	$171.0	$145.6
6. Property, Plant and Equipment — Net
The components of property, plant and equipment — net at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
(in millions)	2017	2016
Land	$7.1	$7.3
Building and improvements	87.3	91.3
Machinery, equipment and tooling	217.5	215.1
Furniture and fixtures	5.6	5.8
Computer hardware and software	53.4	52.9
Construction in progress	12.9	11.2
Total cost	383.8	383.6
Less accumulated depreciation	(276.1)	(274.5)
Property, plant and equipment — net	$107.7	$109.1

7. Goodwill and Other Intangible Assets
The Company has three reportable segments: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The APAC segment is principally comprised of markets in China, Singapore, Australia, New Zealand, India, Malaysia, Indonesia, Thailand, Japan, South Korea and the Philippines. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2017 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2016	$832.6	$4.7	$8.0	$845.3
Foreign currency impact	—	0.1	0.2	0.3
Balance as of March 31, 2017	$832.6	$4.8	$8.2	$845.6
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
The Company early adopted ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," as of January 1, 2017 and will apply the guidance from this standard beginning with its annual goodwill assessment performed as of June 30, 2017.
The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill are as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$173.4	$—	$173.4	$172.4	$—	$172.4
Customer relationships	415.2	(176.6)	238.6	415.2	(171.4)	243.8
Patents	1.6	(1.6)	—	1.6	(1.6)	—
Other intangibles	141.4	(75.5)	65.9	140.7	(72.5)	68.2
Total	$731.6	$(253.7)	$477.9	$729.9	$(245.5)	$484.4
Amortization expense for the three months ended March 31, 2017 and 2016 was $7.8 million.

8. Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and accrued expenses and other liabilities at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
(in millions)	2017	2016
Accounts payable:
Trade accounts payable	$117.9	$108.4
Total accounts payable	$117.9	$108.4
Accrued expenses and other liabilities:
Interest payable	$5.0	$15.7
Income taxes payable	4.6	2.5
Employee related expenses	32.0	29.8
Restructuring expenses	4.3	3.3
Profit sharing and incentives	6.2	14.2
Accrued rebates	31.3	56.0
Deferred revenue - current	4.5	4.4
Customer advances	4.7	7.4
Product liability	2.1	2.3
Miscellaneous accrued expenses	43.0	38.9
Total accrued expenses and other liabilities	$137.7	$174.5
9. Accounts Receivable Securitization
Prior to the Spin-Off, the Company sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Cranes segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely Welbilt foreign entities and remitted all funds to Welbilt entities. The U.S. Seller remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to Welbilt subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to Welbilt, only the receivables which were transferred to the U.S. Seller but not sold are reflected in the Company's accompanying consolidated (condensed) balance sheets. A portion of the U.S. Seller's historical expenses related to bond administration fees and settlement fees was allocated to the Company. As the Cayman Seller is directly attributable to Welbilt, the assets, liabilities, income and expenses of the Cayman Seller are included in the Company's accompanying consolidated (condensed) statements of operations and balance sheets. The Company's cost of funds under the facility used a London Interbank Offered Rate ("LIBOR") index rate plus a 1.25% fixed spread.
On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (the "2016 Securitization Facility") among the Cayman Seller, as seller, Welbilt, Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Welbilt Deutschland GmbH, Welbilt UK Limited, Welbilt Asia Pacific Private Limited and the other persons who may be from time to time, a party thereto, as servicers, with Wells Fargo Bank, National Association, as purchaser and agent, whereby the Company will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, will sell, convey, transfer and assign to a third-party financial institution (the “Purchaser”), all of the rights, title and interest in and to its pool of receivables. The Purchaser will receive ownership of the pool of receivables. The Company, along with certain of its subsidiaries, acts as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they will initially receive payments made by obligors on the receivables but will be required to remit those payments in accordance with a receivables purchase agreement. The Purchaser will have no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required under the 2016 Credit Agreement as described in Note 10, "Debt."
Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes as of March 31, 2017 and December 31, 2016 was $73.1 million and $60.0 million, respectively, and is included in "Accounts receivable, less allowances" in the accompanying consolidated (condensed) balance sheets.
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $88.0 million and $96.7 million at March 31, 2017 and December 31, 2016, respectively.

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
10. Debt
Senior Secured Credit Facilities
On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement. During the three months ended March 31, 2017, the Company recorded an out-of-period adjustment of $2.7 million to correct for the loss incurred on the prepayments made in 2016 on the Term Loan B Facility related to unamortized debt issuance costs, which is included in "Loss on early extinguishment of debt" in the accompanying consolidated (condensed) statements of operations. The related income tax benefit of $1.0 million was recognized as a discrete item in "Income taxes" in the accompanying consolidated (condensed) statements of operations during the first quarter of 2017. Management has determined the error correction is not material to the periods of origination nor the period of correction.
On March 6, 2017, the 2016 Credit Agreement was amended providing for a decrease to the maximum applicable margin for LIBOR and Alternate Base Rate (“ABR”) loans by 1.75% on the Term Loan B Facility (the "Amendment"). The repricing was completed at par, and establishes for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank, USA were joint bookrunners on the repricing. In connection with the Amendment, the Company incurred costs of $1.4 million during the three months ended March 31, 2017, which were recorded in "Long-term debt and capital leases" in the accompanying consolidated (condensed) balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $0.5 million during the three months ended March 31, 2017 related to unamortized debt issuance costs.
Subsequent to the Amendment, the borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 3.00% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.
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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2017	5.50:1.00	5.20:1.00	2.50:1.00	2.71:1.00
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
Outstanding debt at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31,	December 31,
(in millions)	2017	2016
Revolving credit facility	$140.0	$63.5
Term Loan B	825.0	825.0
Senior Notes due 2024	425.0	425.0
Other	7.1	3.3
Total debt and capital leases, including current portion	1,397.1	1,316.8
Less current portion and short-term borrowings	(4.6)	(1.6)
Less unamortized debt issuance costs and debt discount	(33.4)	(36.5)
Less fair value of the interest rate swap	(5.7)	—
Total long-term debt and capital leases	$1,353.4	$1,278.7

As of March 31, 2017, the Company had outstanding $7.1 million of other indebtedness that has a weighted-average interest rate for the three months ended March 31, 2017 of approximately 3.11% per annum.
As of March 31, 2017, the Company had $140.0 million of borrowings outstanding under the Revolving Facility. During the quarter ended March 31, 2017, the highest daily borrowing was $172.0 million and the average borrowing was $130.7 million, while the average interest rate was 3.34% per annum. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of March 31, 2017, the spreads for LIBOR and Prime borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio for this period.
As of March 31, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facilities and the Senior Notes. Based upon management's current plans and outlook, management believes the Company will be able to comply with these covenants during the subsequent 12 months.

11. Income Taxes
For the three months ended March 31, 2017, the Company recorded a $2.1 million income tax provision, reflecting a 29.6% effective tax rate, compared to an $4.6 million income tax provision, reflecting a 20.3% effective tax rate for the three months ended March 31, 2016. The increase in the Company's effective tax rate for the three months ended March 31, 2017, relative to the three months ended March 31, 2016, was primarily due to the geographic shift of global earnings from lower-rate foreign jurisdictions to higher-rate U.S. source income. Additionally, $2.9 million in tax related out-of-period balance sheet adjustments related to the Spin-Off were recognized as a discrete benefit in the income tax provision for the first quarter of 2016, whereas a $1.0 million income tax benefit was recognized as a discrete item during the first quarter of 2017 related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs of the Term Loan B facility as discussed in Note 10, "Debt."
In connection with the Spin-Off, tax account balances will be adjusted as necessary upon filing of the 2016 Welbilt and MTW’s U.S. corporate tax returns.
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
The Company's unrecognized tax benefits, including interest and penalties, were $12.3 million and $12.6 million as of March 31, 2017 and December 31, 2016, respectively. The decrease is due to the release of unrecognized tax benefit that is no longer uncertain and which is partially offset by the interest accrual. During the next twelve months, it is reasonably possible that federal, state and foreign tax resolutions could change unrecognized tax benefits and income tax expense in the range of $0.1 million to $0.5 million.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.
12. Equity
On March 4, 2016, MTW distributed 137.0 million shares of Welbilt common stock to MTW's shareholders on a pro rata basis, and Welbilt became an independent publicly traded company with each shareholder receiving one share of its common stock for each share of MTW common stock held by the shareholder on February 22, 2016, the record date for the distribution. Any fractional shares of its common stock otherwise issuable to MTW shareholders were aggregated into whole shares and sold on the open market, and the fractional shareholders will receive a pro rata share of the proceeds of the sale, after deducting any taxes required to be withheld and after deducting an amount equal to all brokerage fees and other costs attributed to the sale.
On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the three months ended March 31, 2017 and 2016.
The following is a roll-forward of equity for the three months ended March 31, 2017 :

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
Balance at December 31, 2016	138,601,327	$1.4	$(72.0)	$70.5	$(43.4)	$(43.5)
Net earnings	—	—	—	5.0	—	5.0
Issuance of common stock, equity-based compensation plans	316,862	—	1.0	—	—	1.0
Stock-based compensation expense	—	—	4.4	—	—	4.4
Other comprehensive income	—	—	—	—	6.8	6.8
Balance at March 31, 2017	138,918,189	$1.4	$(66.6)	$75.5	$(36.6)	$(26.3)

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2017 and 2016 are as follows:

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2016	$(9.8)	$0.8	$(34.4)	$(43.4)
Other comprehensive income (loss) before reclassifications	7.0	(0.4)	—	6.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	0.4	0.2
Net current period other comprehensive income (loss)	7.0	(0.6)	0.4	6.8
Balance at March 31, 2017	$(2.8)	$0.2	$(34.0)	$(36.6)

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
Other comprehensive income (loss) before reclassifications	17.2	0.3	(9.4)	8.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	0.5	1.1
Net current period other comprehensive income (loss)	17.2	0.9	(8.9)	9.2
Balance at March 31, 2016	$9.3	$(0.9)	$(43.7)	$(35.3)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(in millions)	Amount Reclassified from Accumulated Other Comprehensive (Income) Loss		Recognized Location
Gains and losses on cash flow hedges
Foreign currency exchange contracts	$0.2		Cost of sales
Commodity contracts	0.2		Cost of sales
	0.4		Total before tax
	(0.2)		Tax benefit
	$0.2		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(0.5)	(a)
	(0.5)		Total before tax
	0.1		Tax expense
	$(0.4)		Net of tax

Total reclassifications for the period, net of tax	$(0.2)		Net of tax

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(in millions)	Amount Reclassified from Accumulated Other Comprehensive (Income) Loss		Recognized Location
Gains and losses on cash flow hedges
Foreign currency exchange contracts	$(0.1)		Cost of sales
Commodity contracts	(0.9)		Cost of sales
	(1.0)		Total before tax
	0.4		Tax expense
	$(0.6)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(0.6)	(a)
	(0.6)		Total before tax
	0.1		Tax expense
	$(0.5)		Net of tax

Total reclassifications for the period, net of tax	$(1.1)		Net of tax

(a) These other comprehensive income (loss) components are included in the net periodic pension cost (see Note 17, "Employee Benefit Plans," for further details).
13. Stock-Based Compensation
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
The Company adopted the 2016 Omnibus Incentive Compensation Plan (the "2016 Plan") in March 2016, under which it makes equity-based and cash-based incentive awards to attract, retain, focus and motivate executives and other selected employees, directors, consultants and advisors. The 2016 Plan is intended to accomplish these objectives by offering participants the opportunity to acquire shares of Welbilt common stock, receive monetary payments based on the value of such common stock or receive other incentive compensation under the 2016 Plan. In addition, the 2016 Plan permits the issuance of awards ("Replacement Awards") in partial substitution for awards relating to shares of common stock of MTW that were outstanding immediately prior to the Spin-Off.
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
The 2016 Plan permits the granting of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of stock-based awards. Under the 2016 Plan, 16.2 million shares of Welbilt common stock have been reserved for issuance, all of which may be issued upon the exercise of incentive stock options. These numbers may be adjusted in the event of certain corporate transactions or other events specified in the 2016 Plan.
Following the Spin-Off on March 4, 2016, the Company granted long-term stock-based incentive awards under the 2016 Plan to its executive officers. The long-term stock-based incentive awards consisted of stock options with 4-year ratable vesting (25% of the aggregate grant value of the long-term incentive award) and performance shares (75% of the aggregate grant value of the long-term incentive award) that will be earned or forfeited based on performance as measured by cumulative fully diluted earnings per share and return on invested capital over a 3-year performance period. The details of these awards to the Company's named executive officers is disclosed as required by applicable SEC regulations in the Company's proxy statement.

The Company recognized total stock-based compensation of $4.4 million during the three months ended March 31, 2017. Of this amount, $2.0 million was recognized in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations for the accelerated vesting of certain equity awards in connection with the retirement of two executives as described in Note 16, "Restructuring," and the remaining $2.4 million is included in "Selling, general and administrative expenses." Total stock-based compensation expense was $1.3 million for the three months ended March 31, 2016, which includes $0.5 million of separation expense recorded in "Separation expense" in the accompanying consolidated (condensed) statements of operations as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off and the remaining $0.8 million is included in "Selling, general and administrative expenses." The Company recognizes stock-based compensation expense based on fair value of the award on the grant date over the requisite service period and estimates forfeitures when calculating compensation expense.
The Company granted options to acquire 0.3 million shares of common stock to employees during the three months ended March 31, 2017 and 2016. In addition, the Company issued a total of 0.4 million restricted stock units to employees and directors during the three months ended March 31, 2017, and 0.3 million restricted stock units to employees and directors during the three months ended March 31, 2016. The restricted stock units granted to employees vest on the third anniversary of the grant date. The restricted stock units granted to directors vest on the second anniversary of the grant date.
14. Contingencies and Significant Estimates
As of March 31, 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.5 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operation, or cash flows individually or in the aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, it does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.
As of March 31, 2017, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The range of the Company's current self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate. As of March 31, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.
Product liability reserves are included in "Accrued expenses and other liabilities" in the accompanying consolidated (condensed) balance sheets at March 31, 2017 and December 31, 2016 and were $2.1 million and $2.3 million, respectively; $0.5 million and $0.7 million, respectively, was reserved specifically for actual cases, and $1.6 million, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At March 31, 2017 and December 31, 2016, the Company had reserved $24.6 million and $27.9 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the accompanying consolidated (condensed) balance sheets. At March 31, 2017 and December 31, 2016, the Company had reserved $11.3 million and $8.4 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 15, “Product Warranties,” for further information.
It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of its historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.
The Company is also subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries and any insurance recoveries are recorded in "Accounts receivable, less allowances" in the accompanying consolidated (condensed) balance sheets with a corresponding reduction to "Selling, general and administrative expenses" in the accompanying consolidated (condensed) statements of operations. In the opinion of management, the ultimate resolution of all litigation matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

15. Product Warranties
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

Below is a table summarizing the product warranties activity for the three months ended March 31, 2017:

March 31,
(in millions)	2017
Balance at the beginning of the period	$36.3
Accruals for warranties issued	8.6
Settlements made (in cash or in kind)	(9.1)
Currency translation impact	0.1
Balance at the end of the period	$35.9
The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on warranties included in "Accrued expenses and other liabilities" in the accompanying consolidated (condensed) balance sheets at March 31, 2017 and December 31, 2016 was $2.9 million and $2.8 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets at March 31, 2017 and December 31, 2016 was $3.2 million and $3.3 million, respectively.

16. Restructuring
Certain restructuring activities have been undertaken to recognize cost synergies and rationalize the cost structure of the Company. In 2016, the Company recorded restructuring costs primarily related to a company-wide reduction in force and the closing of its Cleveland, Singapore and Sellersburg facilities. In 2017, the Company recorded additional amounts related primarily to one-time expenses for severance and other related benefits upon the retirement of two executive officers of the Company.

The following is a rollforward of all restructuring activities for the three months ended March 31, 2017:

March 31,
(in millions)	2017
Balance at the beginning of the period	$14.4
Restructuring charges	4.6
Use of reserve	(1.5)
Non-cash adjustment (1)	(2.0)
Balance at the end of the period	$15.5
(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the three months ended March 31, 2017 resulting from the accelerated vesting of certain restricted stock units and stock options upon the retirement of two executive officers.

As of March 31, 2017, the short-term term portion of the liability of $4.3 million was reflected in "Accrued expenses and other liabilities" in the accompanying consolidated (condensed) balance sheets. The long-term portion of the liability of $11.2 million was reflected in "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets and relates primarily to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

During the fourth quarter of 2015 and through the first half of 2016, the Company relocated its manufacturing, warehousing and distribution operations conducted at its Cleveland, Ohio plant and subsequently closed this facility. The Company sold the related building for a net purchase price of $2.2 million in April 2017 and recognized an asset impairment charge of $0.4 million during the three months ended March 31, 2017, which is included in "Asset impairment charge" in the accompanying consolidated (condensed) statements of operations. These actions relate entirely to the Company's Americas reportable segment.

On August 11, 2016, the Company announced that it will transfer the products manufactured at its Singapore plant to its plants in Prachinburi, Thailand and Foshan, China and subsequently close the Singapore plant, which occurred by the end of September 2016. This action relates entirely to the Company's APAC reportable segment. In March 2017, the Company received government approval to proceed with the sale of the Singapore facility and plans to sell the related asset within the next 6 months.

On August 11, 2016, the Company announced that it will transfer the products manufactured at its Sellersburg, Indiana plant to its plants in Tijuana and Monterrey, Mexico and subsequently close the Sellersburg plant. During the first quarter of 2017, manufacturing ceased and the Sellersburg plant was ready for immediate sale as of March 31, 2017.

As of March 31, 2017, the property, plant and equipment - net of $1.9 million, $2.6 million and $2.7 million related to the Cleveland, Singapore and Sellersburg plant closures, respectively, met the criteria to be classified as held for sale and are presented as "Current assets held for sale" in the accompanying consolidated (condensed) balance sheets. The Company expects to incur total restructuring costs associated with the aforementioned plant closures of approximately $3.5 million. Of this amount, $0.8 million was recorded during the three months ended ended March 31, 2017. These charges are presented separately in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations.

Effective January 2, 2017, Maurice Jones, the Company's former Senior Vice President, General Counsel and Secretary, retired from the Company and pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 18-month period. The Company incurred a total one-time cost of $2.2 million, including $1.1 million of additional equity-based compensation expense resulting from the accelerated vesting of certain restricted stock units and stock options, that was recorded during the three months ended March 31, 2017 in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations. Mr. Jones will also receive the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan (“SERP”) that will be paid over 5 annual installments.

On February 20, 2017, the Company announced that John Stewart, the Company's Senior Vice President and Chief Financial Officer, will retire from the Company on April 28, 2017. The retirement date was subsequently extended to May 5, 2017. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the next 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional equity-based compensation resulting from the accelerated vesting of certain restricted stock units and stock options. Of this amount, $1.5 million was recognized during the three months ended March 31, 2017 in "Restructuring expense" and the remaining $1.0 million will be recognized in the second quarter of 2017.

17. Employee Benefit Plans
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
Effective January 1, 2016, a portion of each MTW DB Plan was spun off to create separate plans for MTW's Foodservice business, for which "MFS" was substituted with "Welbilt" in the following plans due to the Name Change: (1) the Welbilt Pension Plan (the “Welbilt Pension Plan”); and (2) the Welbilt Supplemental Executive Retirement Plan (the “Welbilt SERP”). The Welbilt Pension Plan and the Welbilt SERP (together, the “Welbilt DB Plans”) were initially sponsored by Manitowoc FSG U.S. Holding, LLC (name of the entity changed to Welbilt FSG U.S. Holdings, LLC effective April 19, 2017). The Company assumed sponsorship of the Welbilt DB Plans on March 4, 2016. The Company no longer participates in the MTW DB Plans. The Welbilt DB Plans are substantially similar to the former MTW DB Plans.
When comparing the current financial information to financial statements for prior years, it is important to distinguish between: (1) the defined benefit plan that also covered employees of MTW and other MTW subsidiaries (the “Shared Plans”); and (2) the defined benefit plans which are sponsored directly by the Company or its subsidiaries and offered only to the Company employees or retirees (the “Direct Plans”).
The Company accounted for the Shared Plans for the purpose of the consolidated (condensed) financial statements as a multiemployer plan. Accordingly, the Company did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.1 million for the three months ended March 31, 2016 are reflected in the accompanying consolidated (condensed) statements of operations. This expense reflects an approximation of the Company's portion of the costs of the Shared Plans as well as costs attributable to MTW corporate employees, which have been allocated to the consolidated (condensed) statements of operations based on methodology deemed reasonable by management.

During the three months ended March 31, 2016, the Company assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for the Company's employees and certain other MTW-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in AOCI.

Direct Plans The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the accompanying consolidated (condensed) balance sheets and the income and expenses are recorded in the accompanying consolidated (condensed) statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in "Accumulated other comprehensive (loss) income, net of taxes" until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist.
The components of periodic benefit costs for the Direct Plans for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$1.3	$0.1	$2.2	$0.1
Expected return on plan assets	(1.5)	—	(1.6)	—
Amortization of actuarial net loss	0.5	—	0.6	—
Net periodic benefit costs	$0.3	$0.1	$1.2	$0.1
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

Effective January 1, 2016, a portion of each MTW DC Plan was spun off to create separate plans for MTW's Foodservice business, for which "MFS" was substituted with "Welbilt" in the following plans due to the Name Change: (1) the Welbilt 401(k) Retirement Plan (the “Welbilt 401(k) Retirement Plan”); (2) the Welbilt Retirement Savings Plan (the “Welbilt Retirement Savings Plan”); and (3) the Welbilt Deferred Compensation Plan (the “Welbilt Deferred Compensation Plan”). The Welbilt 401(k) Retirement Plan, the Welbilt Retirement Savings Plan and the Welbilt Deferred Compensation Plan (together, the “Welbilt DC Plans”) were initially sponsored by Manitowoc FSG U.S. Holding, LLC. The Company assumed sponsorship of the Welbilt DC Pension Plans on March 4, 2016. The Company no longer participates in the MTW DC Plans. The Welbilt DC Plans are substantially similar to the former MTW DC Plans.

The MTW DC Plans and the Welbilt DC Plans result in individual participant balances that reflect a combination of amounts contributed by MTW and Welbilt or deferred by the participant, amounts invested at the direction of either the Company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

18. Business Segments
The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management organizes the business based on geography, and has designated the regions Americas, EMEA, and APAC as reportable segments.

The accounting policies of the Company's reportable segments are the same as those described in the summary of accounting policies in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," except that certain corporate-level expenses are not allocated to the segments. These unallocated expenses include stock-based compensation expense, amortization expense of intangible assets with definite lives, restructuring expense and other non-operating expenses. For the period prior to the Spin-Off, certain additional MTW corporate overhead expenses that were allocated to the Company were also not allocated to the segments.

The Company evaluates segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including asset impairment, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies. Beginning in January 2017, the Company updated its performance measure and definition of Adjusted Operating EBITDA (previously titled "Operating EBITA") to additionally exclude at the segment level depreciation expense, asset impairment, restructuring, separation charges and loss on early extinguishment of debt. All prior segment information has been recast to reflect these changes for consistency of presentation.

Financial information relating to the Company's reportable segments for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Net sales:
Americas	$267.5	$263.6
EMEA	67.8	68.6
APAC	41.7	38.9
Elimination of intersegment sales	(49.0)	(45.6)
Total net sales	$328.0	$325.5

Segment Adjusted Operating EBITDA:
Americas	$46.8	$49.8
EMEA	12.8	7.6
APAC	5.5	3.7
Total Segment Adjusted Operating EBITDA	65.1	61.1
Corporate and unallocated	(12.4)	(11.0)
Amortization expense	(7.8)	(7.8)
Depreciation expense	(4.0)	(4.3)
Separation expense	(0.9)	(3.0)
Restructuring expense	(4.6)	(1.3)
Asset impairment expense	(0.4)	—
Earnings from operations	35.0	33.7
Interest expense	(23.2)	(8.5)
Interest expense on notes with MTW — net	—	(0.1)
Loss on early extinguishment of debt	(3.2)	—
Other expense — net	(1.5)	(2.4)
Earnings before income taxes	$7.1	$22.7

Adjusted Operating EBITDA % by segment (1) :
Americas	17.5%	18.9%
EMEA	18.9%	11.1%
APAC	13.2%	9.5%
(1) Adjusted Operating EBITDA % in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (2) :
United States	$215.0	$212.1
Other Americas	23.0	23.0
EMEA	54.0	57.2
APAC	36.0	33.2
Total net sales by geographic area	$328.0	$325.5
(2) Net sales in the section above are attributed to geographic regions based on location of customer.

As of March 31, 2017 and December 31, 2016, total assets by reportable segment are as follows:

(in millions)	March 31, 2017	December 31, 2016
Total assets by segment:
Americas	$1,479.1	$1,463.7
EMEA	112.7	102.6
APAC	116.7	110.8
Corporate	128.6	92.0
Total assets	$1,837.1	$1,769.1

19. Net Parent Company Investment and Related Party Transactions

Related Party Transactions and Cash Management Prior to the Spin-Off
The Company does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between the Company and MTW are reflected in the accompanying consolidated (condensed) statements of cash flows as a financing activity in “Net transactions with MTW.” Prior to the Spin-Off, the Company participated in MTW's centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.

Corporate Cost Allocations Prior to the Spin-Off
Prior to the Spin-Off, MTW performed certain general and corporate functions on the Company's behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit, and information technology (“general corporate expenses”). For purposes of preparing the combined financial statements for the period prior to the Spin-Off, these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount, or other methodologies deemed appropriate by management. These general corporate expenses were included within “Selling, general and administrative expenses." Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent the Company's results of operations, financial position, or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to the Company during the three months ended March 31, 2016, were $1.6 million.

The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the consolidated (condensed) statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the consolidated (condensed) statements of operations. Interest expense on the notes with MTW was $0.1 million for the three months ended March 31, 2016.

Guarantees Prior to the Spin-Off
Certain of MTW's subsidiaries, which includes selected entities that are part of the Company, entered into guarantee agreements with MTW's lenders whereby these subsidiaries guaranteed the obligations under, and/or pledged their assets as collateral, with respect to such MTW debt. However, none of these Company subsidiaries were named as obligors in the debt agreements held in the name of MTW. For that reason, MTW did not historically allocate debt balances and/or charge out third-party debt related expenses to the Company and thus no financing costs or interest expense associated with MTW's debt was allocated to the Company's consolidated (condensed) financial statements for the period prior to the Spin-Off.

Post Spin-Off Activity
In connection with the Spin-Off, the Company entered into a series of agreements with MTW, which are intended to govern the relationship between the Company and MTW and to facilitate an orderly separation of the Company from MTW. These agreements include a Master Separation and Distribution Agreement ("Separation Agreement"), Transition Services Agreement ("TSA"), Employee Matters Agreement, Intellectual Property Matters Agreement, and Tax Matters Agreement.

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in the Company and certain assets and liabilities in exchange for a $1,362.0 million cash distribution that was funded through the long-term debt incurred by the Company. In addition, separation related adjustments are included in additional paid-in capital (deficit) on the consolidated (condensed) balance sheet consisting of net liabilities assumed by the Company related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million and income taxes payable of $0.6 million.

The Separation Agreement included provisions on the allocation of assets and liabilities between legal entities that were being split into a separate MTW and Welbilt legal entity as part of the Spin-Off. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post Spin-Off.

Under the TSA, the Company and MTW will provide each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. The Company had substantially completed its use of these transition services by the end of the first quarter of 2017.

20. Earnings Per Share
Basic earnings per share ("EPS") measures the performance of an entity over the reporting period. Diluted EPS measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares related to the Company's stock options, restricted stock units and performance shares that were outstanding during the period.
On March 4, 2016, MTW distributed 137.0 million shares of Welbilt common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of Welbilt shares outstanding immediately following this transaction. The same number of shares were used to calculate basic and diluted earnings per share, for the prior periods presented, since no equity awards were outstanding prior to the Spin-Off.
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	138,759,075	137,016,712
Effect of dilutive securities	1,672,123	1,547,587
Diluted weighted average common shares outstanding	140,431,198	138,564,299
For the three months ended March 31, 2017, 0.8 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares.
On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of approximately $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the three months ended March 31, 2017 and 2016.
21. Subsidiary Guarantors of Senior Notes due 2024
The following tables present consolidating (condensed) financial information for (a) Welbilt; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Subsidiary Guarantors"); and (c) the wholly and partially owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Subsidiary Guarantors and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
For the Three Months Ended March 31, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$241.4	$173.0	$(86.4)	$328.0
Cost of sales	0.9	169.7	120.8	(86.4)	205.0
Gross profit	(0.9)	71.7	52.2	—	123.0
Selling, general and administrative expenses	10.1	40.8	23.4	—	74.3
Amortization expense	—	7.1	0.7	—	7.8
Separation expense	0.9	—	—	—	0.9
Restructuring expense	3.7	0.9	—	—	4.6
Asset impairment expense	—	0.2	0.2	—	0.4
(Loss) earnings from operations	(15.6)	22.7	27.9	—	35.0
Interest expense	22.2	0.3	0.7	—	23.2
Loss on early extinguishment of debt	3.2	—	—	—	3.2
Other (income) expense — net	(2.9)	(5.3)	9.7	—	1.5
Equity in earnings (loss) of subsidiaries	30.0	12.6	—	(42.6)	—
(Loss) earnings before income taxes	(8.1)	40.3	17.5	(42.6)	7.1
Income (benefit) taxes	(13.1)	10.3	4.9	—	2.1
Net earnings (loss)	$5.0	$30.0	$12.6	$(42.6)	$5.0
Total other comprehensive income (loss), net of tax	6.8	4.4	3.9	(8.3)	6.8
Comprehensive income (loss)	$11.8	$34.4	$16.5	$(50.9)	$11.8

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
For the Three Months Ended March 31, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$243.1	$164.1	$(81.7)	$325.5
Cost of sales	0.3	169.8	119.5	(81.7)	207.9
Gross profit	(0.3)	73.3	44.6	—	117.6
Selling, general and administrative expenses	10.0	34.7	27.1	—	71.8
Amortization expense	—	7.1	0.7	—	7.8
Separation expense	3.0	—	—	—	3.0
Restructuring expense	—	1.1	0.2	—	1.3
(Loss) earnings from operations	(13.3)	30.4	16.6	—	33.7
Interest expense	7.8	0.7	—	—	8.5
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Other expense (income) — net	9.9	45.0	(52.5)	—	2.4
Equity in earnings (loss) of subsidiaries	36.5	46.7	—	(83.2)	—
Earnings (loss) before income taxes	5.5	31.4	69.0	(83.2)	22.7
Income (benefit) taxes	(12.6)	(5.1)	22.3	—	4.6
Net earnings (loss)	$18.1	$36.5	$46.7	$(83.2)	$18.1
Total other comprehensive income (loss), net of tax	9.2	19.8	25.8	(45.6)	9.2
Comprehensive income (loss)	$27.3	$56.3	$72.5	$(128.8)	$27.3

WELBILT, INC.
Consolidating (Condensed) Balance Sheet
As of March 31, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$—	$82.6	$(0.9)	$82.6
Restricted cash	—	—	0.2	—	0.2
Accounts receivable — net	—	0.5	93.4	(1.1)	92.8
Inventories — net	—	83.5	87.5	—	171.0
Prepaids and other current assets	13.1	4.3	11.6	(3.2)	25.8
Current assets held for sale	—	4.6	2.6	—	7.2
Total current assets	14.0	92.9	277.9	(5.2)	379.6
Property, plant and equipment — net	1.4	64.9	41.4	—	107.7
Goodwill	—	832.4	13.2	—	845.6
Other intangible assets — net	—	416.4	61.5	—	477.9
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,071.1	—	(3,071.1)	—
Investment in subsidiaries	3,810.3	—	—	(3,810.3)	—
Other non-current assets	7.2	5.2	19.7	(5.8)	26.3
Total assets	$3,832.9	$4,502.9	$413.7	$(6,912.4)	$1,837.1
Liabilities and equity
Current liabilities:
Accounts payable	$1.2	$60.9	$56.9	$(1.1)	$117.9
Accrued expenses and other liabilities	21.9	68.7	47.1	—	137.7
Short-term borrowings	—	0.9	4.0	(0.9)	4.0
Current portion of long-term debt and capital leases	—	0.4	0.2	—	0.6
Product warranties	—	18.4	9.4	(3.2)	24.6
Total current liabilities	23.1	149.3	117.6	(5.2)	284.8
Long-term debt and capital leases	1,350.9	1.6	0.9	—	1,353.4
Deferred income taxes	118.6	—	17.7	—	136.3
Pension and postretirement health obligations	46.8	4.9	—	(5.8)	45.9
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,286.5	—	784.6	(3,071.1)	—
Investment in subsidiaries	—	512.0	—	(512.0)	—
Other long-term liabilities	17.6	24.8	0.6	—	43.0
Total non-current liabilities	3,836.1	543.3	808.1	(3,608.9)	1,578.6
Total (deficit) equity:
Total (deficit) equity	(26.3)	3,810.3	(512.0)	(3,298.3)	(26.3)
Total liabilities and equity	$3,832.9	$4,502.9	$413.7	$(6,912.4)	$1,837.1

WELBILT, INC.
Consolidating (Condensed) Balance Sheet
As of December 31, 2016 (Audited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$2.3	$51.1	$—	$53.8
Restricted cash	—	—	6.4	—	6.4
Accounts receivable — net	0.5	—	86.1	(4.9)	81.7
Inventories — net	—	74.3	71.3	—	145.6
Prepaids and other current assets	0.9	4.5	8.5	—	13.9
Current assets held for sale	—	2.3	4.5	—	6.8
Total current assets	1.8	83.4	227.9	(4.9)	308.2
Property, plant and equipment — net	1.2	67.9	40.0	—	109.1
Goodwill	—	832.4	12.9	—	845.3
Other intangible assets — net	—	423.5	60.9	—	484.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,085.8	—	(3,085.8)	—
Investment in subsidiaries	3,780.3	—	—	(3,780.3)	—
Other non-current assets	2.7	5.1	19.7	(5.4)	22.1
Total assets	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$0.1	$64.6	$48.6	$(4.9)	$108.4
Accrued expenses and other liabilities	14.1	97.5	62.9	—	174.5
Current portion of capital leases	—	0.5	1.1	—	1.6
Product warranties	—	18.4	9.5	—	27.9
Current liabilities held for sale	—	—	0.7	—	0.7
Total current liabilities	14.2	181.0	122.8	(4.9)	313.1
Long-term debt and capital leases	1,277.0	1.7	—	—	1,278.7
Deferred income taxes	120.5	—	17.3	—	137.8
Pension and postretirement health obligations	47.9	4.9	—	(5.4)	47.4
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,344.8	—	741.0	(3,085.8)	—
Investment in subsidiaries	—	524.6	—	(524.6)	—
Other long-term liabilities	9.4	25.6	0.6	—	35.6
Total non-current liabilities	3,815.3	556.8	763.2	(3,635.8)	1,499.5
Total (deficit) equity:
Total (deficit) equity	(43.5)	3,780.3	(524.6)	(3,255.7)	(43.5)
Total liabilities and equity	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the Three Months Ended March 31, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(16.9)	$(15.6)	$(18.1)	$—	$(50.6)
Cash flows from investing activities
Capital expenditures	(0.3)	(2.2)	(2.4)	—	(4.9)
Changes in restricted cash	—	—	6.2	—	6.2
Intercompany investment	(58.3)	—	—	58.3	—
Net cash (used in) provided by investing activities	(58.6)	(2.2)	3.8	58.3	1.3
Cash flows from financing activities
Proceeds from long-term debt and capital leases	78.0	—	0.9	—	78.9
Repayments on long-term debt and capital leases	(1.5)	(0.1)	(0.9)	—	(2.5)
Debt issuance costs	(1.4)	—	—	—	(1.4)
Changes in short-term borrowings	—	0.9	4.0	(0.9)	4.0
Exercises of stock options	0.9	—	—	—	0.9
Intercompany financing	—	14.7	43.6	(58.3)	—
Net cash provided by (used in) financing activities	76.0	15.5	47.6	(59.2)	79.9
Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)
Net increase (decrease) in cash and cash equivalents	0.5	(2.3)	31.5	(0.9)	28.8
Balance at beginning of period	0.4	2.3	51.1	—	53.8
Balance at end of period	$0.9	$—	$82.6	$(0.9)	$82.6

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the Three Months Ended March 31, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$14.0	$(39.8)	$2.8	$—	$(23.0)
Cash flows from investing activities
Capital expenditures	(0.9)	(1.6)	(2.0)	—	(4.5)
Changes in restricted cash	—	—	0.3	—	0.3
Intercompany investment	(40.5)	—	—	40.5	—
Net cash (used in) provided by investing activities	(41.4)	(1.6)	(1.7)	40.5	(4.2)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,424.0	0.2	7.2	—	1,431.4
Repayments on long-term debt and capital leases	—	(0.2)	—	—	(0.2)
Debt issuance costs	(40.6)	—	—	—	(40.6)
Changes in short-term borrowings	—	1.6	14.5	(1.6)	14.5
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	6.1	—	—	—	6.1
Exercises of stock options	0.1	—	—	—	0.1
Intercompany financing	—	36.3	4.2	(40.5)	—
Net cash provided by (used in) financing activities	27.6	37.9	25.9	(42.1)	49.3
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Net increase (decrease) in cash and cash equivalents	0.2	(3.5)	27.5	(1.6)	22.6
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$0.2	$—	$56.0	$(1.6)	$54.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited consolidated (condensed) financial statements and the related notes of Welbilt, Inc. included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes of Welbilt, Inc. included in our most recent Annual Report on Form 10-K. The financial information included herein may not necessarily reflect our financial condition, results of operations and cash flows in the future or what our financial condition, results of operation and cash flows would have been had Welbilt, Inc. been an independent, publicly-traded company prior to March 4, 2016. This Quarterly Report on Form 10-Q contains forward-looking statements as described in “Cautionary Statements about Forward-Looking Information."

Business Overview

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company.

On March 6, 2017, we rebranded the Company, our logo and our brand identity to Welbilt, Inc. The change was the final part of our strategic repositioning after the Spin-Off. To meet our future growth objectives, we will focus on further developing our portfolio of 12 award-winning brands under our new corporate name. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the “Company,” “we,” “our” or “us.”

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

Our products are sold in over 100 countries globally, across the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). Our products, services and solutions are marketed through a worldwide network of over 3,000 dealers and distributors under our portfolio of 12 award-winning brands, including Cleveland™, Convotherm®, Delfield®, fitkitchenSM, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. All of our products are supported by KitchenCare®, our aftermarket parts and repair service business.

We manage our business in three geographic reportable segments: Americas, EMEA, and APAC. The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The APAC segment is principally comprised of markets in China, India, Singapore, Malaysia, Thailand, Philippines, Indonesia, Japan, South Korea, Australia and New Zealand. These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. The Company evaluates segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including asset impairment, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). See Note 18, "Business Segments," included elsewhere in this Quarterly Report on Form 10-Q for further discussion on our reportable segments.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth our consolidated results for the periods presented:

	Three months ended March 31,		Change
Millions of dollars, except per share data	2017	2016	$	%
Net sales	$328.0	$325.5	$2.5	0.8%
Cost of sales	205.0	207.9	(2.9)	(1.4)%
Gross profit	123.0	117.6	5.4	4.6%
Selling, general and administrative expenses	74.3	71.8	2.5	3.5%
Amortization expense	7.8	7.8	—	—%
Separation expense	0.9	3.0	(2.1)	(70.0)%
Restructuring expense	4.6	1.3	3.3	253.8%
Asset impairment expense	0.4	—	0.4	100.0%
Earnings from operations	35.0	33.7	1.3	3.9%
Interest expense	23.2	8.5	14.7	172.9%
Interest expense on notes with MTW — net	—	0.1	(0.1)	(100.0)%
Loss on early extinguishment of debt	3.2	—	3.2	100.0%
Other expense — net	1.5	2.4	(0.9)	(37.5)%
Earnings before income taxes	7.1	22.7	(15.6)	(68.7)%
Income taxes	2.1	4.6	(2.5)	(54.3)%
Net earnings	$5.0	$18.1	$(13.1)	(72.4)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Dollars of Sales				Percent of Sales
	Three Months Ended March 31,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)	Three Months Ended March 31,
(in millions)	2017	2016			2017	2016
Net sales:
Americas	$267.5	$263.6	$3.9	1.5%	81.6%	81.0%
EMEA	67.8	68.6	(0.8)	(1.2)%	20.7%	21.1%
APAC	41.7	38.9	2.8	7.2%	12.7%	11.9%
Elimination of intersegment sales	(49.0)	(45.6)	(3.4)	7.5%	(15.0)%	(14.0)%
Total net sales	$328.0	$325.5	$2.5	0.8%	100.0%	100.0%

Consolidated net sales totaled $328.0 million for the three months ended March 31, 2017, representing a $2.5 million, or 0.8%, increase compared to the prior year period. Foreign currency translation negatively impacted net sales for the three months ended March 31, 2017 by $5.0 million, or 1.5%.

Net sales in the Americas segment for the three months ended March 31, 2017 increased $3.9 million, or 1.5%, which consisted of higher intersegment sales of $3.5 million and an increase in third party net sales of $0.4 million. Third party net sales increased primarily due to improved KitchenCare® sales and increased sales of cold-side products, which were partially offset by lower hot-side product sales and lost sales from 80/20 product line simplification. Foreign currency translation had a $0.5 million positive impact on third party net sales for the three months ended March 31, 2017.

Net sales in the EMEA segment for the three months ended March 31, 2017 decreased $0.8 million, or 1.2%, which consisted of a decrease in third party net sales of $1.3 million, offset by higher intersegment sales of $0.5 million. Third party net sales decreased primarily due to the negative impact from foreign currency translation of $5.0 million for the three months ended March 31, 2017 and lost sales from 80/20 product line simplification. This was offset by increased sales of our hot-side products primarily driven by the continued roll-out of our Merrychef® e2 high-speed ovens and increased sales of our beverage systems.

Net sales in the APAC segment for the three months ended March 31, 2017 increased $2.8 million, or 7.2%, which consisted of an increase in third party net sales of $3.4 million, offset by lower intersegment sales of $0.6 million. Third party net sales increased primarily due to higher sales of hot-side products and KitchenCare® parts. Foreign currency translation had a $0.5 million negative impact on third party net sales for the three months ended March 31, 2017.

Analysis of Earnings from Operations

The following table presents earnings from operations for our consolidated results for the periods presented:

	Dollars of Earnings from Operations
	Three months ended March 31,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2017	2016
Earnings from operations:
Total earnings from operations	$35.0	$33.7	$1.3	3.9%
Consolidated earnings from operations for the three months ended March 31, 2017 totaled $35.0 million, an increase of $1.3 million, or 3.9%, compared to the prior year period, which was principally driven by savings from the Simplification and Right-Sizing Initiatives of approximately $9.9 million and a decrease in separation costs incurred in connection with the Spin-Off of $2.1 million. This was partially offset by one-time restructuring charges associated with executive retirement, as well as material price inflation and higher compensation. Our Simplification and Right-Sizing Initiatives include 80/20 pricing, product and customer rationalization, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction and reduction in workforce.

Total selling, general and administrative expenses amounted to $74.3 million for the three months ended March 31, 2017, an increase of $2.5 million, or 3.5%, compared to the prior year period. The increase was principally due to higher spending on innovation and new product development of $2.5 million, $1.5 million of costs incurred for the 2017 NAFEM biennial event and $0.8 million from additional headcount. These increases were partially offset by the impact of foreign currency translation of $1.0 million, a reduction in incentive compensation accruals of $0.6 million and cost containment savings of $0.5 million.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Dollars of Segment Adjusted Operating EBITDA
	Three months ended March 31,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2017	2016
Segment Adjusted Operating EBITDA:
Americas	$46.8	$49.8	$(3.0)	(6.0)%
EMEA	12.8	7.6	5.2	68.4%
APAC	5.5	3.7	1.8	48.6%
Total Segment Adjusted Operating EBITDA	$65.1	$61.1	$4.0	6.5%

Adjusted Operating EBITDA in the Americas segment for the three months ended March 31, 2017 decreased by $3.0 million, or 6.0%, despite the increase in net sales. This decrease was primarily driven by the negative impact from lower sales volume and material price inflation, partially offset by $8.5 million of savings from the Simplification and Right-Sizing Initiatives.

Adjusted Operating EBITDA in the EMEA segment for the three months ended March 31, 2017 increased by $5.2 million, or 68.4%, which was primarily driven by better pricing, higher sales volume and savings from the Simplification and Right-Sizing Initiatives of approximately $0.8 million. These increases were partially offset by the negative impact from foreign currency translation.

Adjusted Operating EBITDA in the APAC segment for the three months ended March 31, 2017 increased by $1.8 million, or 48.6%, which was primarily driven by higher sales volume, operating efficiency improvements and savings from the Simplification and Right-Sizing Initiatives of $0.6 million.

Analysis of Non-Operating Income Statement Items

For the three months ended March 31, 2017, interest expense was $23.2 million, a $14.7 million increase from the prior year period, which was due to interest expense being recorded for only a portion of the first quarter of 2016 as we issued $1,400.0 million of long-term debt in March 2016. See "—Liquidity and Capital Resources" as well as Note 10, "Debt," to our unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Reporting on Form 10-Q for further discussion on our long-term debt and related future interest obligations. The loss on early extinguishment of debt of $3.2 million recognized in the first quarter of 2017 includes the correction of an error: during the the first quarter of 2017, we recorded an out-of-period adjustment of $2.7 million for the loss incurred on prepayments made on our Term Loan B Facility (as defined herein) in 2016 related to unamortized debt issuance costs; we also recorded an associated income tax benefit of $1.0 million that was recognized as a discrete adjustment in the income tax provision for the first quarter of 2017. The remaining "Other expense—net" reflects primarily amortization of debt issuance costs on the aforementioned long-term debt, gains and losses on the disposal of businesses and foreign currency gains and losses.

Analysis of Income Taxes

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 29.6% and 20.3%, respectively. The increase in the Company's effective tax rate for the three months ended March 31, 2017, relative to the three months ended March 31, 2016, was primarily due to the geographic shift of global earnings from lower-rate foreign jurisdictions to higher-rate U.S. source income. Additionally, $2.9 million in tax related out-of-period balance sheet adjustments related to the Spin-Off were recognized as a discrete benefit in the income tax provision for the first quarter of 2016, whereas a $1.0 million income tax benefit was recognized as a discrete item during the first quarter of 2017 related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs of the Term Loan B facility as discussed in Note 10, "Debt," to our unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In connection with the Spin-Off, tax account balances will be adjusted as necessary upon filing of the 2016 Welbilt and MTW’s U.S. corporate tax returns.

The Company's effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate. Foreign earnings are generated from operations in our three reportable segments of Americas, EMEA, and APAC.

Liquidity and Capital Resources
Overview of Factors Affecting our Liquidity

The Company's primary future cash needs will be centered on operating activities, working capital and capital investments, including potential investments for future acquisitions. The Company's ability to fund its cash needs depends on its ongoing ability to generate and raise cash. Although the Company believes that its future cash from operations, together with its access to capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) its credit rating, (ii) the liquidity of the overall capital markets and (iii) the then-current state of the economy. There can be no assurances that the Company will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

The following summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Cash provided by (used in):
Operating activities	$(50.6)	$(23.0)	$(27.6)
Investing activities	1.3	(4.2)	5.5
Financing activities	79.9	49.3	30.6
Effect of exchange rate changes on cash	(1.8)	0.5	(2.3)
Net change in cash and cash equivalents	$28.8	$22.6	$6.2

Three Months Ended March 31, 2017 and 2016

Cash and cash equivalents as of March 31, 2017 totaled $82.6 million, an increase of $28.8 million from the December 31, 2016 balance of $53.8 million. Cash flows used in operating activities for the three months ended March 31, 2017 were $50.6 million compared to cash flows used in operating activities of $23.0 million for the three months ended March 31, 2016. The increase in cash used in operating activities of $27.6 million was primarily attributable to the increase in cash paid for interest on our long-term debt of $33.3 million.

Cash flows provided by investing activities for the three months ended March 31, 2017 were $1.3 million compared to cash flows used in investing activities of $4.2 million for the three months ended March 31, 2016. The increase in cash provided by investing activities was primarily attributable to changes in restricted cash of $5.9 million, partially offset by the increase in capital expenditures of $0.4 million.
Cash flows provided by financing activities for the three months ended March 31, 2017 were $79.9 million compared to cash flows provided by financing activities of $49.3 million for the three months ended March 31, 2016. The increase in cash provided by financing activities was primarily attributable to an increase of $76.5 million during the first quarter of 2017 on our Revolving Facility (as defined herein). During the first quarter of 2016, we received proceeds from the issuance of debt in March 2016 of $1,431.4 million, net of cash paid for debt issuance costs of $40.6 million. We used the proceeds from long-term debt to make the $1,362.0 million dividend payment to MTW in connection with the Spin-Off.
Financing Resources
Senior Secured Credit Facilities
On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement.
On March 6, 2017, the Company entered into an amendment to its 2016 Credit Agreement to reprice the outstanding Term Loan B Facility of $825.0 million, providing for a decrease to the maximum applicable margin for London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 1.75% (the “Amendment”) .
Subsequent to the Amendment, borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 3.00% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.
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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2017	5.50:1.00	5.20:1.00	2.50:1.00	2.71:1.00

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
The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. In September 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered pursuant under the Securities Act of 1933, as amended.

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
Outstanding debt at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31,	December 31,
(in millions)	2017	2016
Revolving credit facility	$140.0	$63.5
Term Loan B	825.0	825.0
Senior Notes due 2024	425.0	425.0
Other	7.1	3.3
Total debt and capital leases, including current portion	1,397.1	1,316.8
Less current portion and short-term borrowings	(4.6)	(1.6)
Less unamortized debt issuance costs and debt discount	(33.4)	(36.5)
Less fair value of the interest rate swap	(5.7)	—
Total long-term debt and capital leases	$1,353.4	$1,278.7

Off-Balance Sheet Arrangements
The Company's disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•
The Company disclosed its accounts receivable securitization arrangement in Note 9, "Accounts Receivable Securitization," to the unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•
The Company leases various assets under operating leases. The future estimated payments under these arrangements have not materially changed since being disclosed in Note 21, "Leases," to the audited consolidated financial statements in our latest Annual Report on Form 10-K.

On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (the “2016 Securitization Facility”) with Wells Fargo Bank, National Association, as purchaser and agent, whereby the Company sells certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which entity, in turn, sells, conveys, transfers and assigns to a third-party financial institution (a “Purchaser”), all of the right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pools of receivables. The Company, along with certain of its subsidiaries, acts as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments in accordance with a receivables purchase agreement. The Purchaser has no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required per the 2016 Credit Agreement.

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
The Company's non-GAAP measures include Free Cash Flow, Adjusted Operating EBITDA, Adjusted Net Earnings, Adjusted Diluted Net Earnings Per Share and Organic Third Party Net Sales, and the related ratios. Free Cash Flow represents operating cash flows less property, plant and equipment additions. We define Adjusted Operating EBITDA as Operating EBITDA (net earnings before interest, income taxes, other (income) expense - net, depreciation and amortization), adjusted for the impact of certain items that we do not consider representative of our ongoing operating performance, including asset impairment, restructuring, separation charges and loss on early extinguishment of debt. We define Adjusted Net Earnings as net earnings before the impact of certain items including asset impairment, restructuring, separation charges and loss on early extinguishment of debt, net of taxes. The tax effect of these adjustments is determined using the effective tax rates for the countries comprising such adjustments, which is primarily the U.S. Adjusted Diluted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. For the three months ended March 31, 2016, Adjusted Diluted Net Earnings Per Share was retrospectively restated for the number of shares outstanding immediately following the Spin-Off. Organic Third Party Net Sales (previously titled "Organic Third Party Net Sales in Constant Currency") reflect net sales before the impact of acquisitions, divestitures and foreign currency translation. The impact from foreign currency translation is calculated by translating current period balances at prior period rates. During the first quarter of 2017, we updated our definition of Adjusted Operating EBITDA (previously titled "Adjusted Operating EBITA") to exclude depreciation expense and loss on early extinguishment of debt. We also updated our definition of Adjusted Net Earnings and Adjusted Diluted Net Earnings per Share to exclude loss on early extinguishment of debt and loss on early extinguishment of debt per share, respectively. The prior period has been revised as necessary to reflect these changes for consistency of presentation.
The Company believes that these measures are helpful to investors in evaluating the ongoing performance of our operating businesses and provides greater transparency into our results of operations. In addition, these non-GAAP measures provide a comparison to commonly used financial metrics within the professional investing community which do not include items outside of our core operations.
Non-GAAP measures have limitations as an analytical tool, and you should not consider these non-GAAP measures either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP.

A reconciliation of GAAP financial measures to non-GAAP financial measures is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Free Cash Flow
Net cash used in operating activities	$(50.6)	$(23.0)
Net capital expenditures	(4.9)	(4.5)
Free Cash Flow	$(55.5)	$(27.5)

	Three Months Ended March 31,
(in millions, except percentage data)	2017	2016
Adjusted Operating EBITDA:
Net earnings	$5.0	$18.1
Income taxes	2.1	4.6
Other expense — net	1.5	2.4
Loss on early extinguishment of debt	3.2	—
Interest expense on notes with MTW — net	—	0.1
Interest expense	23.2	8.5
Earnings from operations	35.0	33.7
Asset impairment expense	0.4	—
Restructuring expense	4.6	1.3
Separation expense	0.9	3.0
Amortization expense	7.8	7.8
Depreciation expense	4.0	4.3
Total Adjusted Operating EBITDA	$52.7	$50.1

Adjusted Operating EBITDA margin (1)	16.1%	15.4%
(1) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

	Three Months Ended March 31,
(in millions, except share data)	2017	2016
Adjusted Net Earnings (1):
Net earnings	$5.0	$18.1
Asset impairment expense	0.4	—
Restructuring expense	4.6	1.3
Separation expense	0.9	3.0
Loss on early extinguishment of debt	3.2	—
Tax effect of adjustments (2)	(3.5)	(1.5)
Total Adjusted Net Earnings	$10.6	$20.9
(1) Adjusted net earnings represents net earnings before the impact of certain items such as asset impairment, restructuring, separation charges and loss on early extinguishment of debt.
(2) The tax effect of adjustments is determined using the effective tax rates for the countries comprising such adjustments, which is primarily the U.S.

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.04	$0.13
Asset impairment expense per share	—	—
Restructuring expense per share	0.03	0.01
Separation expense per share	0.01	0.02
Loss on early extinguishment of debt per share	0.02	—
Tax effect of adjustments per share	(0.02)	(0.01)
Total Adjusted Diluted Net Earnings Per Share	$0.08	$0.15

	Three Months Ended March 31,
(in millions, except percentage data)	2017	2016
Organic Third Party Net Sales:
Total sales	$377.0	$371.1
Less: Intersegment sales	(49.0)	(45.6)
Third party net sales (as reported)	328.0	325.5
Less: Latin America Kysor Panel Systems sales	—	(0.7)
Less: China field service sales	—	(0.7)
Foreign currency translation	5.0	—
Organic Third Party Net Sales	$333.0	$324.1

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since it filed its Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," to our unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated (condensed) financial statements and related disclosures.

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
In addition to the assumptions, uncertainties, and other information referred to specifically in the forward-looking statements, a number of factors could cause actual results to be significantly different from what is presented in this Quarterly Report on Form 10-Q. Those factors include, without limitation, the following:

•
unanticipated issues that may arise under the Master Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Matters Agreement and/or any other agreement with MTW entered into in connection with the Spin-Off;

•	efficiencies and capacity utilization of facilities;
•
issues relating to the ability to timely and efficiently execute on manufacturing strategies, including issues relating to new plant start-ups, plant closings, workforce reductions or ramp-ups, and/or consolidations of existing facilities and operations;

•	the Company's ability to retain its executive management team and to attract qualified new personnel;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;
•	availability of certain raw materials;
•	growth of general and administrative expenses, including health care and postretirement costs;
•	changes in raw material prices, commodity prices and hedges in place;
•	actions of competitors, including competitive pricing;
•	the successful development of innovative products and market acceptance of new and innovative products;
•	the ability to focus and capitalize on product quality and reliability;
•	unanticipated issues associated with the quality of materials and components sourced from third parties and resolution of those issues;
•	unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;
•	consumer demand for products from the quick-service restaurant chains;
•	growth in demand for foodservice equipment by customers in emerging markets;
•	global expansion of customers;
•	changes in the markets the Company serves;
•	unanticipated changes in consumer spending;
•	unfavorable outcomes in product liability lawsuits, or an increase in the volume of product liability lawsuits;
•	unexpected costs incurred in protecting its intellectual property;
•	weather;
•	changes in domestic and international economic and industry conditions;
•	work stoppages, labor negotiations, rates and temporary labor;
•	the availability of local suppliers and skilled labor;
•	unanticipated changes in capital and financial markets;
•	the ability to generate cash and manage working capital consistent with our stated goals;
•	changes in the interest rate environment;
•	pressure of financing leverage;
•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of its debt obligations;
•	foreign currency fluctuations and their impact on reported results and hedges in place;
•	unexpected issues affecting its effective tax rate, including, but not limited to, global tax policies, tax reform, and tax legislation;
•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures have not materially changed since its Annual Report on Form 10-K for the year ended December 31, 2016 was filed. The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A.  RISK FACTORS
Please see "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") for a discussion of our potential risks and uncertainties. There have been no material changes in our risk factors from the risk factors disclosed in the 2016 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
See exhibit index following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: May 9, 2017

Welbilt, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Haresh Shah
Haresh Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WELBILT, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2017

Exhibit No.	Description	Filed/Furnished Herewith
3.1
Amended and Restated Certificate of Formation of Welbilt, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37548), filed on March 9, 2017 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Welbilt, Inc., effective as of March 3, 2017 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-37548), filed on March 9, 2017 and incorporated herein by reference).

10.1
Amendment No. 2 to Credit Agreement, dated March 6, 2017, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37548), filed on March 9, 2017 and incorporated herein by reference).

31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification	X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Operations, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.
X(1)

(1) Filed herewith
(2) Furnished herewith