Form 10-Q
period 2017-06-30
Welbilt, Inc.
filed 2017-08-09
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant's Common Stock as of July 31, 2017, the most recent practicable date, was 139,100,573.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated (Condensed) Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except per share data	2017	2016	2017	2016
Net sales	$371.1	$368.4	$699.1	$693.9
Cost of sales	233.9	233.7	438.9	441.6
Gross profit	137.2	134.7	260.2	252.3
Selling, general and administrative expenses	74.7	75.4	149.0	147.2
Amortization expense	7.7	7.9	15.5	15.7
Separation expense	0.3	1.3	1.2	4.3
Restructuring expense	1.1	0.3	5.7	1.6
Gain from impairment or disposal of assets — net	(0.6)	—	(0.2)	—
Earnings from operations	54.0	49.8	89.0	83.5
Interest expense	21.0	27.0	44.2	35.5
Interest expense on notes with MTW — net	—	—	—	0.1
Loss on early extinguishment of debt	0.2	—	3.4	—
Other expense — net	2.9	3.6	4.4	6.0
Earnings before income taxes	29.9	19.2	37.0	41.9
Income taxes	(0.2)	4.1	1.9	8.7
Net earnings	$30.1	$15.1	$35.1	$33.2
Per share data
Earnings per common share — Basic	$0.22	$0.11	$0.25	$0.24
Earnings per common share — Diluted	$0.21	$0.11	$0.25	$0.24
Weighted average shares outstanding — Basic	138,972,873	137,131,572	138,866,565	137,105,290
Weighted average shares outstanding — Diluted	140,661,436	138,374,379	140,464,156	138,356,213

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Net earnings	$30.1	$15.1	$35.1	$33.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.7	(6.1)	10.7	11.1
Unrealized gain on derivatives, net of income tax (expense) of ($0.6), ($0.2), ($0.3) and ($0.7), respectively	0.7	1.5	0.1	2.4
Employee pension and post-retirement benefits, net of income tax (expense) benefit of ($0.1), ($0.1), ($0.2) and $5.8, respectively	0.4	0.3	0.8	(8.6)
Total other comprehensive income (loss), net of tax	4.8	(4.3)	11.6	4.9
Comprehensive income	$34.9	$10.8	$46.7	$38.1

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Balance Sheets
As of June 30, 2017 (Unaudited) and December 31, 2016

	June 30,	December 31,
Millions of dollars, except share data	2017	2016
Assets
Current assets:
Cash and cash equivalents	$102.8	$53.8
Restricted cash	0.4	6.4
Accounts receivable, less allowances of $3.8 and $5.3, respectively	101.1	81.7
Inventories — net	172.8	145.6
Prepaids and other current assets	24.8	13.9
Current assets held for sale	2.6	6.8
Total current assets	404.5	308.2
Property, plant and equipment — net	108.4	109.1
Goodwill	845.9	845.3
Other intangible assets — net	473.4	484.4
Other non-current assets	35.5	22.1
Total assets	$1,867.7	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$120.1	$108.4
Accrued expenses and other liabilities	159.9	174.5
Short-term borrowings	4.0	—
Current portion of long-term debt and capital leases	0.6	1.6
Product warranties	24.3	27.9
Current liabilities held for sale	—	0.7
Total current liabilities	308.9	313.1
Long-term debt and capital leases	1,328.9	1,278.7
Deferred income taxes	136.3	137.8
Pension and post-retirement health obligations	43.6	47.4
Other long-term liabilities	38.7	35.6
Total non-current liabilities	1,547.5	1,499.5
Commitments and contingencies (note 14)
Total equity (deficit):
Common stock (300,000,000 shares authorized, 139,013,484 shares and 138,601,327 shares issued and 138,974,173 shares and 138,562,016 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(63.9)	(72.0)
Retained earnings	105.6	70.5
Accumulated other comprehensive loss	(31.8)	(43.4)
Total equity (deficit)	11.3	(43.5)
Total liabilities and equity	$1,867.7	$1,769.1

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
Millions of dollars	2017	2016
Cash flows from operating activities:
Net earnings	$35.1	$33.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	8.0	8.8
Amortization of intangible assets	15.5	15.7
Amortization of debt issuance costs	2.6	1.9
Loss on early extinguishment of debt	3.4	—
Deferred income taxes	(14.8)	(5.7)
Stock-based compensation expense	6.8	3.4
Gain from impairment or disposal of assets — net	(0.2)	—
Changes in operating assets and liabilities:
Accounts receivable	(8.9)	(22.3)
Inventories	(23.5)	(17.7)
Other assets	(7.0)	(5.9)
Accounts payable	9.5	(14.5)
Other current and long-term liabilities	(25.8)	5.3
Net cash provided by operating activities	0.7	2.2
Cash flows from investing activities:
Capital expenditures	(8.3)	(6.2)
Proceeds from sale of property, plant and equipment	6.0	—
Changes in restricted cash	6.1	0.2
Net cash provided by (used in) investing activities	3.8	(6.0)
Cash flows from financing activities:
Proceeds from long-term debt and capital leases	115.9	1,457.0
Repayments on long-term debt and capital leases	(71.7)	(49.6)
Debt issuance costs	(1.4)	(40.9)
Change in short term borrowings	4.0	0.1
Dividend paid to MTW	—	(1,362.0)
Net transactions with MTW	—	7.6
Exercises of stock options	1.3	0.4
Net cash provided by financing activities	48.1	12.6
Effect of exchange rate changes on cash	(3.6)	(0.1)
Net increase in cash and cash equivalents	49.0	8.7
Balance at beginning of period	53.8	32.0
Balance at end of period	$102.8	$40.7

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

Description of the Business
The Company is one of the world’s leading commercial foodservice equipment companies. It designs and manufactures a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and is supported by a growing aftermarket parts and repair service business. Its capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company's suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industrial customers, hospitals, schools and other institutions. The Company's products and aftermarket parts and service support are recognized by its customers and channel partners for their quality, reliability and durability that enable profitable growth for Welbilt end customers by improving their menus, enhancing operations and reducing costs.
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

Income tax expense in the accompanying consolidated (condensed) statement of operations for the period prior to the Spin-Off is computed on a separate return basis, as if Welbilt was operating as a separate consolidated group and filed separate tax returns in the jurisdictions in which it operates. As a result of potential changes to the Company's business model and potential past and future tax planning, income tax expense included in the accompanying consolidated (condensed) financial statements for the period prior to the Spin-Off may not be indicative of Welbilt's future expected tax rate. In addition, cash tax payments and items of current and deferred taxes may not be reflective of Welbilt's actual tax balances prior to or subsequent to the Spin-Off.
Welbilt, as a stand-alone entity commencing with the Spin-Off, files U.S. federal and state tax returns on its own behalf. The responsibility for current income tax liabilities of U.S. federal and state combined tax filings were deemed to settle immediately with MTW paying entities effective with the Spin-Off in the respective jurisdictions, whereas state tax returns for certain separate Welbilt filing entities were filed by Welbilt for periods prior to and after the Spin-Off. Cash tax payments commencing with the Spin-Off for the estimated liability are the actual cash taxes paid to the respective tax authorities in the jurisdictions wherever applicable.
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
Accounting Policies
In the opinion of management, the accompanying unaudited consolidated (condensed) financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, the results of cash flows for the six months ended June 30, 2017 and 2016, and the financial position at June 30, 2017 and December 31, 2016, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved for a full year performance. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Security and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the accompanying unaudited consolidated (condensed) financial statements and related notes are adequate to make the information presented not misleading. These unaudited consolidated (condensed) financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes the second step of the annual goodwill impairment test. ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, for annual impairment tests beginning after December 15, 2019. Early adoption is permitted in any interim or annual reporting period for impairment tests performed after January 1, 2017 and the amendments in this ASU should be applied prospectively. The Company early adopted this standard and applied the guidance from ASU 2017-04 in its annual goodwill assessment performed as of June 30, 2017. The adoption of this standard did not have a significant impact on the Company’s consolidated (condensed) financial statements and related disclosures.
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

Recent Accounting Pronouncements Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. The Company will evaluate the impact and adoption date of this standard upon future modifications to share-based payment awards.
In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.
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

3. Fair Value of Financial Instruments
The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of
	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$3.0	$—	$3.0
Commodity contracts	—	1.0	—	1.0
Cross-currency swap contract	—	1.1	—	1.1
Total current assets at fair value	—	5.1	—	5.1
Non-current assets:
Foreign currency exchange contracts	$—	0.1	—	0.1
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	0.1	—	0.1
Cross-currency swap contract	—	1.9	—	1.9
Total non-current assets at fair value	—	2.3	—	2.3
Total assets at fair value	$—	$7.4	$—	$7.4
Current liabilities:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	—	1.9	—	1.9
Total current liabilities at fair value	—	2.8	—	2.8
Total liabilities at fair value	$—	$2.8	$—	$2.8

	Fair Value as of
	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	0.9	—	0.9
Total current assets at fair value	—	1.5	—	1.5
Non-current assets:
Commodity contracts	—	0.2	—	0.2
Total non-current assets at fair value	—	0.2	—	0.2
Total assets at fair value	$—	$1.7	$—	$1.7
Current liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.1	—	1.1
Total liabilities at fair value	$—	$1.1	$—	$1.1
The fair value of the Company's 9.50% Senior Notes due 2024 under its Senior Secured Credit Facilities was approximately $494.7 million and $496.2 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the Company's Term Loan B under its Senior Secured Credit Facilities was approximately $824.2 million and $838.4 million as of June 30, 2017 and December 31, 2016, respectively. See Note 10, "Debt," for a description of the debt instruments and their related carrying values.
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
The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes due 2024 and Term Loan B based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and deferred purchase price notes on receivables sold (see Note 9, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of June 30, 2017 and December 31, 2016 due to the short-term nature of these instruments.
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
Cash flow hedging strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $1.9 million of unrealized gains, net of tax, related to commodity price and currency rate hedging, which will be reclassified from other comprehensive income (loss) into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for fifteen and thirty-six months, respectively, depending on the type of risk being hedged.
During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis for the next two to three years, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. Approximately 44.0% of the Company’s outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of June 30, 2017. The Company did not enter into any interest rate swap agreements during the six months ended June 30, 2016.
As of June 30, 2017 and December 31, 2016, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

	Units Hedged
Commodity	June 30, 2017	December 31, 2016	Unit	Type
Aluminum	2,154	1,663	MT	Cash flow
Copper	873	746	MT	Cash flow
Natural gas	16,029	56,416	MMBtu	Cash flow
Steel	12,747	8,663	Short tons	Cash flow

	Units Hedged
Currency	June 30, 2017	December 31, 2016	Type
Canadian Dollar	35,785,000	26,130,000	Cash flow
European Euro	18,081,818	11,261,848	Cash flow
British Pound	9,290,077	4,191,763	Cash flow
Mexican Peso	193,700,000	148,200,000	Cash flow
Thailand Baht	6,970,264	23,231,639	Cash flow
Singapore Dollar	3,390,000	4,375,000	Cash flow
For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense (income) — net" in the accompanying consolidated (condensed) statements of operations. As of June 30, 2017 and December 31, 2016, the Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity	June 30, 2017	December 31, 2016	Unit	Type
Aluminum	—	28	MT	Cash flow
Steel	—	240	Short tons	Cash flow

	Units Hedged
Currency	June 30, 2017	December 31, 2016	Recognized Location	Purpose
Singapore Dollar	28,127,000	—	Other expense (income) — net	Notes payable and receivable settlement
European Euro	75,300,000	16,000,000	Other expense (income) — net	Notes and accounts payable and receivable settlement
British Pound	10,913,626	8,192,692	Other expense (income) — net	Accounts payable and receivable settlement
Chinese Yuan	65,767,259	—	Other expense (income) — net	Notes payable and receivable settlement
Swiss Franc	4,000,000	3,150,000	Other expense (income) — net	Accounts payable and receivable settlement
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

During the first quarter of 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis for the next seven years. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal. On June 14, 2017, this interest rate swap agreement was terminated and the Company received $7.7 million, the fair value of the swap including accrued interest. Accordingly, hedge accounting was discontinued and the hedge accounting adjustment to the Company's Senior Notes due 2024 of $0.3 million will be amortized to "Interest expense" in the accompanying consolidated (condensed) statements of operations through February 2024. The Company did not enter into any interest rate swap agreements during the six months ended June 30, 2016.
Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income (loss) as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in earnings during the period of change.

The Company entered into a cross-currency interest rate swap contract to protect the value of its net investments in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in other comprehensive income (loss). The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency exchange contracts that are not designated as hedge relationships to offset, in part, the impact of certain intercompany transactions and to further mitigate short-term currency impacts. These derivative instruments are not designated as hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.
The fair value of outstanding derivative contracts recorded as assets in the accompanying consolidated (condensed) balance sheets as of June 30, 2017 and December 31, 2016 was as follows:

	Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$2.5	$0.6
Commodity contracts	Prepaids and other current assets	1.0	0.9
Cross-currency swap contract	Prepaids and other current assets	1.1	—
Foreign currency exchange contracts	Other non-current assets	0.1	—
Commodity contracts	Other non-current assets	0.2	0.2
Interest rate swap contracts	Other non-current assets	0.1	—
Cross-currency swap contract	Other non-current assets	1.9	—
Total derivatives designated as hedging instruments		6.9	1.7

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	0.5	—
Total derivatives NOT designated as hedging instruments		0.5	—

Total asset derivatives		$7.4	$1.7
The fair values of outstanding derivative contracts recorded as liabilities in the accompanying consolidated (condensed) balance sheets as of June 30, 2017 and December 31, 2016 were as follows:

	Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.4	$0.8
Commodity contracts	Accrued expenses and other liabilities	—	0.1
Interest rate swap contracts	Accrued expenses and other liabilities	1.9	—
Total derivatives designated as hedging instruments		2.3	0.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	0.5	0.2
Total derivatives NOT designated as hedging instruments		0.5	0.2

Total liability derivatives		$2.8	$1.1

The effects of derivative instruments in the accompanying consolidated (condensed) statements of operations for the three and six months ended June 30, 2017 and 2016 for gains or losses initially recognized in "Accumulated other comprehensive loss" ("AOCI") in the accompanying consolidated (condensed) balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016
Foreign currency exchange contracts	$1.1	$0.6	Cost of sales	$0.5	$—
Commodity contracts	—	0.6	Cost of sales	0.2	(0.3)
Interest rate swap contracts	(0.1)	—	Interest expense	—	—
Cross-currency swap contract (1)	(1.4)	—	Selling, general and administrative expense	—	—
Total	$(0.4)	$1.2		$0.7	$(0.3)

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Foreign currency exchange contracts	$1.5	$0.7	Cost of sales	$0.7	$(0.1)
Commodity contracts	—	1.4	Cost of sales	0.4	(1.2)
Interest rate swap contracts	(1.1)	—	Interest expense	—	—
Cross-currency swap contract (1)	1.9	—	Selling, general and administrative expense	—	—
Total	$2.3	$2.1		$1.1	$(1.3)

(1) The amount of gain or loss recognized in AOCI for the cross-currency swap contract is included in other comprehensive income (loss) as part of the cumulative translation adjustment in the accompanying unaudited consolidated (condensed) statements of comprehensive income.

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,
	2017	2016
Commodity contracts	$(0.1)	$—	Cost of sales
Total	$(0.1)	$—

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Six Months Ended June 30,
	2017	2016
Commodity contracts	$0.2	$—	Cost of sales
Total	$0.2	$—

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Three Months Ended June 30,
	2017	2016
Foreign currency exchange contracts	$(4.1)	$(2.8)	Other expense (income) — net
Commodity contracts	—	0.8	Other expense (income) — net
Total	$(4.1)	$(2.0)

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Six Months Ended June 30,
	2017	2016
Foreign currency exchange contracts	$(4.4)	$(2.9)	Other expense (income) — net
Commodity contracts	—	1.3	Other expense (income) — net
Total	$(4.4)	$(1.6)
5. Inventories — Net
The components of inventories — net at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
(in millions)	2017	2016
Inventories — gross:
Raw materials	$73.9	$68.2
Work-in-process	23.0	18.3
Finished goods	104.2	85.1
Total inventories — gross	201.1	171.6
Excess and obsolete inventory reserve	(24.8)	(22.5)
Net inventories at FIFO cost	176.3	149.1
Excess of FIFO costs over LIFO value	(3.5)	(3.5)
Inventories — net	$172.8	$145.6
6. Property, Plant and Equipment — Net
The components of property, plant and equipment — net at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
(in millions)	2017	2016
Land	$7.1	$7.3
Building and improvements	88.1	91.3
Machinery, equipment and tooling	222.1	215.1
Furniture and fixtures	5.8	5.8
Computer hardware and software	54.6	52.9
Construction in progress	12.5	11.2
Total cost	390.2	383.6
Less: accumulated depreciation	(281.8)	(274.5)
Property, plant and equipment — net	$108.4	$109.1

7. Goodwill and Other Intangible Assets
The Company has three reportable segments: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The APAC segment is principally comprised of markets in China, Singapore, Australia, New Zealand, India, Malaysia, Indonesia, Thailand, Japan, South Korea and the Philippines. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2016	$832.6	$4.7	$8.0	$845.3
Foreign currency translation impact	—	0.3	0.3	0.6
Balance as of June 30, 2017	$832.6	$5.0	$8.3	$845.9
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
As of June 30, 2017, the Company performed the annual impairment test for its reporting units, which were Americas, EMEA, and APAC, as well as its indefinite-lived intangible assets, and based on those results, the fair value of each of the Company's reporting units exceeded their respective carrying values and no impairment was indicated.
The Company early adopted ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," as of January 1, 2017 and applied the guidance from this standard beginning with its annual goodwill assessment performed as of June 30, 2017. The adoption of this standard did not have an impact on the Company’s consolidated (condensed) financial statements and related disclosures.
The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$175.6	$—	175.6	$172.4	$—	$172.4
Customer relationships	415.3	(181.9)	233.4	415.2	(171.4)	243.8
Patents	1.7	(1.7)	—	1.6	(1.6)	—
Other intangibles	143.4	(79.0)	64.4	140.7	(72.5)	68.2
Total	$736.0	$(262.6)	$473.4	$729.9	$(245.5)	$484.4
The gross carrying and accumulated amortization amounts included in the table above are impacted by foreign currency translation. Amortization expense for the three months ended June 30, 2017 and 2016 was $7.7 million and $7.9 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $15.5 million and $15.7 million, respectively.

8. Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and accrued expenses and other liabilities at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
(in millions)	2017	2016
Accounts payable:
Trade accounts payable	$120.1	$108.4
Total accounts payable	$120.1	$108.4
Accrued expenses and other liabilities:
Interest payable	$15.6	$15.7
Income taxes payable	5.9	2.5
Employee related expenses	34.5	29.8
Restructuring expenses	4.7	3.3
Profit sharing and incentives	11.4	14.2
Accrued rebates	37.1	56.0
Deferred revenue - current	3.9	4.4
Customer advances	4.1	7.4
Product liability	1.9	2.3
Miscellaneous accrued expenses	40.8	38.9
Total accrued expenses and other liabilities	$159.9	$174.5
9. Accounts Receivable Securitization
Prior to the Spin-Off, the Company sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Cranes segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely Welbilt foreign entities and remitted all funds to Welbilt entities. The U.S. Seller remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to Welbilt subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to Welbilt, only the receivables which were transferred to the U.S. Seller but not sold are reflected in the accompanying consolidated (condensed) balance sheets. A portion of the U.S. Seller's historical expenses related to bond administration fees and settlement fees was allocated to the Company. As the Cayman Seller is directly attributable to Welbilt, the assets, liabilities, income and expenses of the Cayman Seller are included in the accompanying consolidated (condensed) statements of operations and balance sheets. The Company's cost of funds under the facility used a London Interbank Offered Rate ("LIBOR") index rate plus a 1.25% fixed spread.
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
Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes as of June 30, 2017 and December 31, 2016 was $77.8 million and $60.0 million, respectively, and is included in "Accounts receivable, less allowances" in the accompanying consolidated (condensed) balance sheets.
Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $94.0 million and $96.7 million at June 30, 2017 and December 31, 2016, respectively.

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
10. Debt
Senior Secured Credit Facilities
On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement. During the first quarter of 2017, the Company recorded an out-of-period adjustment of $2.7 million to correct for the loss incurred on the prepayments made in 2016 on the Term Loan B Facility related to unamortized debt issuance costs, which is included in "Loss on early extinguishment of debt" in the accompanying consolidated (condensed) statements of operations. The related income tax benefit of $1.0 million was recognized as a discrete item in "Income taxes" in the accompanying consolidated (condensed) statements of operations during the first quarter of 2017. Management has determined the error correction is not material to the periods of origination nor the period of correction.
On March 6, 2017, the 2016 Credit Agreement was amended, providing for a decrease to the maximum applicable margin for LIBOR and Alternate Base Rate (“ABR”) loans by 1.75% on the Term Loan B Facility (the "Amendment"). The repricing was completed at par, and establishes for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank, USA were joint bookrunners on the repricing. In connection with the Amendment, the Company incurred costs of $1.4 million during the first quarter of 2017, which were recorded in "Long-term debt and capital leases" in the accompanying consolidated (condensed) balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $0.5 million and $0.2 million during the first and second quarters of 2017, respectively, related to unamortized debt issuance costs.
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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
June 30, 2017	5.25:1.00	5.06:1.00	2.50:1.00	2.87:1.00
Obligations of the Company under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries and (iii) special purpose securitization vehicles).
There is a first priority perfected lien on substantially all of the assets and property of the Company and guarantors and proceeds therefrom excluding certain assets. The liens securing the obligations of the Company under the Senior Secured Credit Facilities are pari passu.
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
Outstanding debt at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30,	December 31,
(in millions)	2017	2016
Revolving credit facility	$118.0	$63.5
Term Loan B	815.0	825.0
Senior Notes due 2024	425.0	425.0
Other	7.1	3.3
Total debt and capital leases, including current portion	1,365.1	1,316.8
Less: current portion and short-term borrowings	(4.6)	(1.6)
Less: unamortized debt issuance costs and debt discount	(31.9)	(36.5)
Plus: fair value of the interest rate swap	0.3	—
Total long-term debt and capital leases	$1,328.9	$1,278.7

As of June 30, 2017, the Company had outstanding $7.1 million of other indebtedness that has a weighted-average interest rate for the three months ended June 30, 2017 of approximately 3.08% per annum.
As of June 30, 2017, the Company had $118.0 million of borrowings outstanding under the Revolving Facility. During the quarter ended June 30, 2017, the highest daily borrowing was $194.0 million and the average borrowing was $164.5 million, while the average interest rate was 3.58% per annum. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of June 30, 2017, the spreads for LIBOR and Prime borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio for this period.
As of June 30, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facilities and the Senior Notes.

11. Income Taxes
The Company's effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate in addition to discrete tax adjustments recorded in 2016 and the first six months of 2017. Foreign earnings are generated from operations in the Company's three reportable segments of Americas, EMEA, and APAC.
For the three months ended June 30, 2017, the Company recorded a $0.2 million income tax benefit, reflecting a negative 0.7% effective tax rate, compared to a $4.1 million income tax provision, reflecting a 21.4% effective tax rate for the three months ended June 30, 2016. The decrease in the Company's effective tax rate for the three months ended June 30, 2017, relative to the three months ended June 30, 2016, was primarily due to a release of the relevant valuation allowance totaling $9.5 million for certain entities recorded against deferred tax assets in the United Kingdom ("UK") as a discrete adjustment.
For the six months ended June 30, 2017, the Company recorded a $1.9 million income tax provision, reflecting a 5.1% effective tax rate, compared to a $8.7 million income tax provision, reflecting a 20.8% effective tax rate for the six months ended June 30, 2016. The decrease in the Company's effective tax rate for the six months ended June 30, 2017, relative to the six months ended June 30, 2016 was primarily due to a release of the relevant valuation allowance totaling $9.5 million for certain entities recorded against the deferred tax assets in the UK as a discrete adjustment. Additionally, a $1.0 million income tax benefit was recognized as a discrete item during the first quarter of 2017 related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs of the Term Loan B facility as discussed in Note 10, "Debt." These were partially offset by the out-of-period balance sheet adjustments related to the Spin-Off of $2.9 million that were recognized as a discrete benefit in the income tax provision for the six months ended June 30, 2016.
In connection with the Spin-Off, tax account balances will be adjusted as necessary upon filing of the 2016 Welbilt and MTW’s U.S. corporate tax returns.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding future realization of deferred tax assets. As of June 30, 2017, the Company determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes of $9.5 million of the total $36.1 million recorded in the UK are realizable, and therefore, reduced the valuation allowance accordingly. The Company will continue to regularly evaluate its valuation allowance requirements, recorded against the remaining deferred taxes in the UK and other jurisdictions, in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly.
The Company's unrecognized tax benefits, including interest and penalties, were $12.7 million and $12.6 million as of June 30, 2017 and December 31, 2016, respectively. The change is due to the release of unrecognized tax benefits that are no longer uncertain and which are partially offset by the interest accrual. During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could change unrecognized tax benefits and income tax expense in the range of $0.1 million to $0.5 million.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions, and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

12. Equity
On March 4, 2016, MTW distributed 137.0 million shares of Welbilt common stock to MTW's shareholders on a pro rata basis, and Welbilt became an independent publicly traded company with each shareholder receiving one share of its common stock for each share of MTW common stock held by the shareholder on February 22, 2016, the record date for the distribution. Any fractional shares of its common stock otherwise issuable to MTW shareholders were aggregated into whole shares and sold on the open market, and the fractional shareholders received a pro rata share of the proceeds of the sale, after deducting any taxes required to be withheld and after deducting an amount equal to all brokerage fees and other costs attributed to the sale.
On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the six months ended June 30, 2017 and 2016.

The following is a rollforward of equity for the six months ended June 30, 2017:

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
Balance at December 31, 2016	138,601,327	$1.4	$(72.0)	$70.5	$(43.4)	$(43.5)
Net earnings	—	—	—	35.1	—	35.1
Issuance of common stock, equity-based compensation plans	412,157	—	1.3	—	—	1.3
Stock-based compensation expense	—	—	6.8	—	—	6.8
Other comprehensive income ("OCI")	—	—	—	—	11.6	11.6
Balance at June 30, 2017	139,013,484	$1.4	$(63.9)	$105.6	$(31.8)	$11.3
Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax ("AOCI"), by component for the three and six months ended June 30, 2017 and 2016 are as follows:

(in millions)	Foreign Currency Translation		Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2016	$(9.8)		$0.8	$(34.4)	$(43.4)
OCI before reclassifications	7.0	(a)	(0.4)	—	6.6
Amounts reclassified from AOCI	—		(0.2)	0.4	0.2
Net current period OCI	7.0		(0.6)	0.4	6.8
Balance at March 31, 2017	$(2.8)		$0.2	$(34.0)	$(36.6)
OCI before reclassifications	$3.7	(a)	$1.1	$—	$4.8
Amounts reclassified from AOCI	—		(0.4)	0.4	—
Net current period OCI	3.7		0.7	0.4	4.8
Balance at June 30, 2017	$0.9		$0.9	$(33.6)	$(31.8)

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
OCI before reclassifications	17.2	0.3	(9.4)	8.1
Amounts reclassified from AOCI	—	0.6	0.5	1.1
Net current period OCI	17.2	0.9	(8.9)	9.2
Balance at March 31, 2016	$9.3	$(0.9)	$(43.7)	$(35.3)
OCI before reclassifications	$(6.1)	$1.1	$0.1	$(4.9)
Amounts reclassified from AOCI	—	0.4	0.2	0.6
Net current period OCI	(6.1)	1.5	0.3	(4.3)
Balance at June 30, 2016	$3.2	$0.6	$(43.4)	$(39.6)

(a) Includes the amount of gain or loss recognized for the Company's cross currency swap contract as discussed in Note 4, "Derivative Financial Instruments."

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017:

	Three Months Ended June 30,
(in millions)	2017	2016		Recognized Location
Gains and losses on cash flow hedges
Foreign currency exchange contracts	$0.5	$—		Cost of sales
Commodity contracts	0.2	(0.3)		Cost of sales
	0.7	(0.3)		Total before tax
	(0.3)	0.1		Tax (benefit) expense
	$0.4	$(0.2)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(0.5)	(0.7)	(a)
	(0.5)	(0.7)		Total before tax
	0.1	0.3		Tax expense
	$(0.4)	$(0.4)		Net of tax

Total reclassifications for the period, net of tax	$—	$(0.6)		Net of tax

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016:

	Six Months Ended June 30,
(in millions)	2017	2016		Recognized Location
Gains and losses on cash flow hedges
Foreign currency exchange contracts	$0.7	$(0.1)		Cost of sales
Commodity contracts	0.4	(1.2)		Cost of sales
	1.1	(1.3)		Total before tax
	(0.5)	0.5		Tax (benefit) expense
	$0.6	$(0.8)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.0)	$(1.3)	(a)
	(1.0)	(1.3)		Total before tax
	0.2	0.5		Tax expense
	$(0.8)	$(0.8)		Net of tax

Total reclassifications for the period, net of tax	$(0.2)	$(1.6)		Net of tax

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
Following the Spin-Off on March 4, 2016, the Company granted long-term stock-based incentive awards under the 2016 Plan to its executive officers. The long-term stock-based incentive awards consisted of stock options with 4-year ratable vesting (25% of the aggregate grant value of the long-term incentive award) and performance shares (75% of the aggregate grant value of the long-term incentive award) that will be earned or forfeited based on performance as measured by cumulative fully diluted earnings per share and return on invested capital over a 3-year performance period. The details of these awards to the Company's named executive officers are disclosed as required by applicable SEC regulations in the Company's proxy statement.
The Company recognizes stock-based compensation expense based on the fair value of the award on the grant date over the requisite service period and estimates forfeitures when calculating compensation expense, which is generally recognized in "Selling, general and administrative expenses" in the accompanying consolidated (condensed) statements of operations. The Company recognized stock-based compensation expense as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off, which is reflected in "Separation expense" in the accompanying consolidated (condensed) statements of operations. Additionally, during the first half of 2017, the Company recognized stock-based compensation for the accelerated vesting of certain equity awards in connection with the retirement of two executives as described in Note 16, "Restructuring," which is reflected in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations. Stock-based compensation expense was recorded in the aforementioned financial statement line items for the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Stock-based compensation expense:
Selling, general and administrative expenses	$1.8	$1.8	$4.2	$2.6
Separation expense	—	0.3	—	0.8
Restructuring expense	0.6	—	2.6	—
Total stock-based compensation expense	$2.4	$2.1	$6.8	$3.4
The Company granted options to acquire 0.3 million shares of common stock to employees during the six months ended June 30, 2017 and 2016. In addition, the Company issued a total of 0.4 million restricted stock units to employees and directors during the six months ended June 30, 2017, and 0.3 million restricted stock units to employees and directors during the six months ended June 30, 2016. The restricted stock units granted to employees vest on the third anniversary of the grant date. The restricted stock units granted to directors vest on the second anniversary of the grant date.

14. Contingencies and Significant Estimates
As of June 30, 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.5 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.
The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, it does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.
As of June 30, 2017, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The range of the Company's current self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate. As of June 30, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.
Product liability reserves are included in "Accrued expenses and other liabilities" in the accompanying consolidated (condensed) balance sheets at June 30, 2017 and December 31, 2016 and were $1.9 million and $2.3 million, respectively; $0.4 million and $0.7 million, respectively, was reserved specifically for actual cases, and $1.5 million and $1.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.
At June 30, 2017 and December 31, 2016, the Company had reserved $24.3 million and $27.9 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the accompanying consolidated (condensed) balance sheets. At June 30, 2017 and December 31, 2016, the Company had reserved $11.9 million and $8.4 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 15, “Product Warranties,” for further information.
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

Below is a table summarizing the product warranty activity for the six months ended June 30, 2017:

(in millions)
Balance at December 31, 2016	$36.3
Accruals for warranties issued	16.4
Settlements made (in cash or in kind)	(17.0)
Foreign currency translation impact	0.5
Balance at June 30, 2017	$36.2
The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on warranties included in "Accrued expenses and other liabilities" in the accompanying consolidated (condensed) balance sheets at June 30, 2017 and December 31, 2016 was $2.7 million and $2.8 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets at June 30, 2017 and December 31, 2016 was $3.2 million and $3.3 million, respectively.

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

The following is a rollforward of all restructuring activities for the six months ended June 30, 2017:

(in millions)
Balance at December 31, 2016	$14.4
Restructuring charges	5.7
Use of reserve	(2.2)
Non-cash adjustment (1)	(2.6)
Balance at June 30, 2017	$15.3
(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the six months ended June 30, 2017 resulting from the accelerated vesting of certain restricted stock units and stock options upon the retirement of two executive officers.

As of June 30, 2017, the short-term term portion of the liability of $4.7 million was reflected in "Accrued expenses and other liabilities" in the accompanying consolidated (condensed) balance sheets. The long-term portion of the liability of $10.6 million was reflected in "Other long-term liabilities" in the accompanying consolidated (condensed) balance sheets and relates primarily to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

During the fourth quarter of 2015 and through the first half of 2016, the Company relocated its manufacturing, warehousing and distribution operations conducted at its Cleveland, Ohio plant and subsequently closed this facility. The Company sold the related building for a net sales price of $2.2 million in April 2017 and recognized a loss on the sale of the building of $0.4 million during the three and six months ended June 30, 2017, which is included in "Gain from impairment or disposal of assets — net" in the accompanying consolidated (condensed) statements of operations. These actions relate entirely to the Company's Americas reportable segment.

On August 11, 2016, the Company announced that it would transfer the products manufactured at its Singapore plant to its plants in Prachinburi, Thailand and Foshan, China and subsequently close the Singapore plant, which occurred by the end of September 2016. In July 2017, the Company sold the related building for a net sales price of $6.2 million. The Company expects to recognize an estimated gain on sale of the building of approximately $4.0 million during the third quarter of 2017. As of June 30, 2017, the property, plant and equipment — net of $2.6 million related to this plant closure met the criteria to be classified as held for sale and is presented as "Current assets held for sale" in the accompanying consolidated (condensed) balance sheets. These actions relate entirely to the Company's APAC reportable segment.

On August 11, 2016, the Company announced that it would transfer the products manufactured at its Sellersburg, Indiana plant to its plants in Tijuana and Monterrey, Mexico and subsequently close the Sellersburg plant. Manufacturing ceased during the first quarter of 2017 and in June 2017, the Company sold the related building for a net sales price of $4.8 million and recognized a gain on the sale of the building of $1.1 million during the three and six months ended June 30, 2017, which is included in "Gain from impairment or disposal of assets — net" in the accompanying consolidated (condensed) statements of operations.

The Company incurred total restructuring costs associated with the aforementioned plant closures of approximately $3.9 million. Of this amount, $0.9 million was recorded during the six months ended June 30, 2017, respectively, and $0.7 million was recorded during the three and six months ended June 30, 2016, respectively. These charges are presented separately in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations.

Effective January 2, 2017, Maurice Jones, the Company's former Senior Vice President, General Counsel and Secretary, retired from the Company and pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 18-month period. The Company incurred a total one-time cost of $2.2 million, including $1.1 million of additional equity-based compensation expense resulting from the accelerated vesting of certain restricted stock units and stock options, that was recorded during the first quarter of 2017 in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations. Mr. Jones will also receive the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan (“SERP”) that will be paid over 5 annual installments.

Effective May 5, 2017, John Stewart, the Company's Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the next 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional equity-based compensation resulting from the accelerated vesting of certain restricted stock units and stock options. Of this amount, $1.5 million and $1.0 million were recognized during the first and second quarter of 2017, respectively, in "Restructuring expense" in the accompanying consolidated (condensed) statements of operations.

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
The Company accounted for the Shared Plans for the purpose of the consolidated (condensed) financial statements as a multiemployer plan. Accordingly, the Company did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.1 million for the six months ended June 30, 2016 are reflected in the accompanying consolidated (condensed) statements of operations. This expense reflects an approximation of the Company's portion of the costs of the Shared Plans as well as costs attributable to MTW corporate employees, which have been allocated to the consolidated (condensed) statements of operations based on methodology deemed reasonable by management.
During the first quarter of 2016, the Company assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for the Company's employees and certain other MTW-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in accumulated other comprehensive income.

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
The components of periodic benefit costs for the Direct Plans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$0.1	$—
Interest cost of projected benefit obligations	1.3	—	2.1	0.1
Expected return on plan assets	(1.5)	—	(1.6)	—
Amortization of actuarial net loss	0.5	—	0.7	—
Net periodic benefit costs	$0.3	$—	$1.3	$0.1

	Six Months Ended June 30,
	2017		2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$0.1	$—
Interest cost of projected benefit obligations	2.6	0.1	4.3	0.2
Expected return on plan assets	(3.0)	—	(3.2)	—
Amortization of actuarial net loss	1.0	—	1.3	—
Net periodic benefit costs	$0.6	$0.1	$2.5	$0.2
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

The Company evaluates segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including (gain) loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies. Beginning in January 2017, the Company updated its performance measure and definition of Adjusted Operating EBITDA (previously titled "Operating EBITA") to additionally exclude at the segment level depreciation expense, gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. All prior segment information has been recast to reflect these changes for consistency of presentation.

Financial information relating to the Company's reportable segments for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net sales:
Americas	$306.1	$301.2	$573.6	$564.8
EMEA	76.1	76.3	143.9	144.9
APAC	44.9	43.1	86.6	82.0
Elimination of intersegment sales	(56.0)	(52.2)	(105.0)	(97.8)
Total net sales	$371.1	$368.4	$699.1	$693.9

Segment Adjusted Operating EBITDA:
Americas	$59.1	$58.3	$105.9	$108.1
EMEA	14.8	10.8	27.6	18.4
APAC	6.2	5.3	11.7	9.0
Total Segment Adjusted Operating EBITDA	80.1	74.4	145.2	135.5
Corporate and unallocated	(13.6)	(10.6)	(26.0)	(21.6)
Amortization expense	(7.7)	(7.9)	(15.5)	(15.7)
Depreciation expense	(4.0)	(4.5)	(8.0)	(8.8)
Separation expense	(0.3)	(1.3)	(1.2)	(4.3)
Restructuring expense	(1.1)	(0.3)	(5.7)	(1.6)
Gain from impairment or disposal of assets — net	0.6	—	0.2	—
Earnings from operations	54.0	49.8	89.0	83.5
Interest expense	(21.0)	(27.0)	(44.2)	(35.5)
Interest expense on notes with MTW — net	—	—	—	(0.1)
Loss on early extinguishment of debt	(0.2)	—	(3.4)	—
Other expense — net	(2.9)	(3.6)	(4.4)	(6.0)
Earnings before income taxes	$29.9	$19.2	$37.0	$41.9

Adjusted Operating EBITDA % by segment (1) :
Americas	19.3%	19.4%	18.5%	19.1%
EMEA	19.4%	14.2%	19.2%	12.7%
APAC	13.8%	12.3%	13.5%	11.0%
(1) Adjusted Operating EBITDA % in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (2) :
United States	$246.4	$244.1	$461.4	$456.2
Other Americas	24.8	24.0	47.8	47.0
EMEA	62.6	63.6	116.6	120.8
APAC	37.3	36.7	73.3	69.9
Total net sales by geographic area	$371.1	$368.4	$699.1	$693.9
(2) Net sales in the section above are attributed to geographic regions based on location of customer.

As of June 30, 2017 and December 31, 2016, total assets by reportable segment are as follows:

(in millions)	June 30, 2017	December 31, 2016
Total assets by segment:
Americas	$1,479.9	$1,463.7
EMEA	114.0	102.6
APAC	124.7	110.8
Corporate	149.1	92.0
Total assets	$1,867.7	$1,769.1

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

Corporate Cost Allocations Prior to the Spin-Off
Prior to the Spin-Off, MTW performed certain general and corporate functions on the Company's behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit, and information technology (“general corporate expenses”). For purposes of preparing the combined financial statements for the period prior to the Spin-Off, these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount, or other methodologies deemed appropriate by management. These general corporate expenses were included within “Selling, general and administrative expenses." Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent the Company's results of operations, financial position, or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to the Company during the six months ended June 30, 2016 was $5.2 million.

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

Under the TSA, the Company and MTW have provided each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. The Company had completed its use of these transition services by the end of the second quarter of 2017 and the TSA is no longer in effect.

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
The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	138,972,873	137,131,572	138,866,565	137,105,290

Effect of dilutive securities:
Options	907,903	601,823	885,705	598,358
Restricted stock units	780,660	640,984	711,886	652,565
Effect of dilutive securities	1,688,563	1,242,807	1,597,591	1,250,923

Diluted weighted average common shares outstanding	140,661,436	138,374,379	140,464,156	138,356,213
For the three and six months ended June 30, 2017, 0.8 million of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares, respectively.
On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of approximately $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the six months ended June 30, 2017 and 2016.
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

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
For the Three Months Ended June 30, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$277.2	$195.4	$(101.5)	$371.1
Cost of sales	0.8	199.0	135.6	(101.5)	233.9
Gross profit	(0.8)	78.2	59.8	—	137.2
Selling, general and administrative expenses	9.7	40.9	24.1	—	74.7
Amortization expense	—	7.1	0.6	—	7.7
Separation expense	0.3	—	—	—	0.3
Restructuring expense	1.1	(0.1)	0.1	—	1.1
Gain from impairment or disposal of assets — net	—	(0.6)	—	—	(0.6)
(Loss) earnings from operations	(11.9)	30.9	35.0	—	54.0
Interest expense	20.2	0.2	0.6	—	21.0
Loss on early extinguishment of debt	0.2	—	—	—	0.2
Other (income) expense — net	(2.6)	(4.4)	9.9	—	2.9
Equity in earnings (loss) of subsidiaries	49.6	27.3	—	(76.9)	—
Earnings (loss) before income taxes	19.9	62.4	24.5	(76.9)	29.9
Income tax (benefit) expense	(10.2)	12.8	(2.8)	—	(0.2)
Net earnings (loss)	$30.1	$49.6	$27.3	$(76.9)	$30.1
Total other comprehensive income (loss), net of tax	4.8	6.4	4.9	(11.3)	4.8
Comprehensive income (loss)	$34.9	$56.0	$32.2	$(88.2)	$34.9

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
For the Three Months Ended June 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$275.9	$190.3	$(97.8)	$368.4
Cost of sales	0.9	192.5	138.1	(97.8)	233.7
Gross profit	(0.9)	83.4	52.2	—	134.7
Selling, general and administrative expenses	8.3	40.1	27.0	—	75.4
Amortization expense	—	7.2	0.7	—	7.9
Separation expense	1.3	(0.1)	0.1	—	1.3
Restructuring expense	—	(0.3)	0.6	—	0.3
(Loss) earnings from operations	(10.5)	36.5	23.8	—	49.8
Interest expense	26.2	0.1	0.7	—	27.0
Other expense — net	1.1	0.5	2.0	—	3.6
Equity in earnings (loss) of subsidiaries	37.4	17.5	—	(54.9)	—
(Loss) earnings before income taxes	(0.4)	53.4	21.1	(54.9)	19.2
Income tax (benefit) expense	(15.5)	16.0	3.6	—	4.1
Net earnings (loss)	$15.1	$37.4	$17.5	$(54.9)	$15.1
Total other comprehensive (loss) income, net of tax	(4.3)	(4.2)	(4.9)	9.1	(4.3)
Comprehensive income (loss)	$10.8	$33.2	$12.6	$(45.8)	$10.8

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
For the Six Months Ended June 30, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$518.6	$368.4	$(187.9)	$699.1
Cost of sales	1.7	368.7	256.4	(187.9)	438.9
Gross profit	(1.7)	149.9	112.0	—	260.2
Selling, general and administrative expenses	19.8	81.7	47.5	—	149.0
Amortization expense	—	14.2	1.3	—	15.5
Separation expense	1.2	—	—	—	1.2
Restructuring expense	4.8	0.8	0.1	—	5.7
(Gain) loss from impairment or disposal of assets — net	—	(0.4)	0.2	—	(0.2)
(Loss) earnings from operations	(27.5)	53.6	62.9	—	89.0
Interest expense	42.4	0.5	1.3	—	44.2
Loss on early extinguishment of debt	3.4	—	—	—	3.4
Other (income) expense — net	(5.5)	(9.7)	19.6	—	4.4
Equity in earnings (loss) of subsidiaries	79.6	39.9	—	(119.5)	—
Earnings (loss) before income taxes	11.8	102.7	42.0	(119.5)	37.0
Income tax (benefit) expense	(23.3)	23.1	2.1	—	1.9
Net earnings (loss)	$35.1	$79.6	$39.9	$(119.5)	$35.1
Total other comprehensive income (loss), net of tax	11.6	10.8	8.8	(19.6)	11.6
Comprehensive income (loss)	$46.7	$90.4	$48.7	$(139.1)	$46.7

 WELBILT, INC.
Consolidating (Condensed) Statement of Operations
For the Six Months Ended June 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$519.0	$354.4	$(179.5)	$693.9
Cost of sales	1.2	362.3	257.6	(179.5)	441.6
Gross profit	(1.2)	156.7	96.8	—	252.3
Selling, general and administrative expenses	18.3	74.8	54.1	—	147.2
Amortization expense	—	14.3	1.4	—	15.7
Separation expense	4.3	(0.1)	0.1	—	4.3
Restructuring expense	—	0.8	0.8	—	1.6
(Loss) earnings from operations	(23.8)	66.9	40.4	—	83.5
Interest expense	34.0	0.8	0.7	—	35.5
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Other expense (income) — net	11.0	45.5	(50.5)	—	6.0
Equity in earnings (loss) of subsidiaries	73.9	64.2	—	(138.1)	—
Earnings (loss) before income taxes	5.1	84.8	90.1	(138.1)	41.9
Income tax (benefit) expense	(28.1)	10.9	25.9	—	8.7
Net earnings (loss)	$33.2	$73.9	$64.2	$(138.1)	$33.2
Total other comprehensive income (loss), net of tax	4.9	15.6	20.9	(36.5)	4.9
Comprehensive income (loss)	$38.1	$89.5	$85.1	$(174.6)	$38.1

WELBILT, INC.
Consolidating (Condensed) Balance Sheet
As of June 30, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9.3	$0.3	$93.2	$—	$102.8
Restricted cash	—	—	0.4	—	0.4
Accounts receivable — net	—	1.2	99.9	—	101.1
Inventories — net	—	85.1	87.7	—	172.8
Prepaids and other current assets	8.8	5.6	10.4	—	24.8
Current assets held for sale	—	—	2.6	—	2.6
Total current assets	18.1	92.2	294.2	—	404.5
Property, plant and equipment — net	1.1	65.5	41.8	—	108.4
Goodwill	—	832.4	13.5	—	845.9
Other intangible assets — net	—	409.3	64.1	—	473.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,111.3	—	(3,111.3)	—
Investment in subsidiaries	3,859.9	—	—	(3,859.9)	—
Other non-current assets	6.6	4.9	30.4	(6.4)	35.5
Total assets	$3,885.7	$4,535.6	$444.0	$(6,997.6)	$1,867.7
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$65.5	$54.4	$—	$120.1
Accrued expenses and other liabilities	36.6	75.6	47.7	—	159.9
Short-term borrowings	—	—	4.0	—	4.0
Current portion of long-term debt and capital leases	—	0.5	0.1	—	0.6
Product warranties	—	17.1	7.2	—	24.3
Total current liabilities	36.8	158.7	113.4	—	308.9
Long-term debt and capital leases	1,326.5	1.5	0.9	—	1,328.9
Deferred income taxes	117.7	—	18.6	—	136.3
Pension and post-retirement health obligations	45.2	4.8	—	(6.4)	43.6
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,323.2	—	788.1	(3,111.3)	—
Investment in subsidiaries	—	484.7	—	(484.7)	—
Other long-term liabilities	9.3	26.0	3.4	—	38.7
Total non-current liabilities	3,837.6	517.0	815.3	(3,622.4)	1,547.5
Total equity (deficit):
Total equity (deficit)	11.3	3,859.9	(484.7)	(3,375.2)	11.3
Total liabilities and equity (deficit)	$3,885.7	$4,535.6	$444.0	$(6,997.6)	$1,867.7

WELBILT, INC.
Consolidating (Condensed) Balance Sheet
As of December 31, 2016 (Audited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$2.3	$51.1	$—	$53.8
Restricted cash	—	—	6.4	—	6.4
Accounts receivable — net	0.5	—	86.1	(4.9)	81.7
Inventories — net	—	74.3	71.3	—	145.6
Prepaids and other current assets	0.9	4.5	8.5	—	13.9
Current assets held for sale	—	2.3	4.5	—	6.8
Total current assets	1.8	83.4	227.9	(4.9)	308.2
Property, plant and equipment — net	1.2	67.9	40.0	—	109.1
Goodwill	—	832.4	12.9	—	845.3
Other intangible assets — net	—	423.5	60.9	—	484.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,085.8	—	(3,085.8)	—
Investment in subsidiaries	3,780.3	—	—	(3,780.3)	—
Other non-current assets	2.7	5.1	19.7	(5.4)	22.1
Total assets	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$0.1	$64.6	$48.6	$(4.9)	$108.4
Accrued expenses and other liabilities	14.1	97.5	62.9	—	174.5
Current portion of capital leases	—	0.5	1.1	—	1.6
Product warranties	—	18.4	9.5	—	27.9
Current liabilities held for sale	—	—	0.7	—	0.7
Total current liabilities	14.2	181.0	122.8	(4.9)	313.1
Long-term debt and capital leases	1,277.0	1.7	—	—	1,278.7
Deferred income taxes	120.5	—	17.3	—	137.8
Pension and post-retirement health obligations	47.9	4.9	—	(5.4)	47.4
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,344.8	—	741.0	(3,085.8)	—
Investment in subsidiaries	—	524.6	—	(524.6)	—
Other long-term liabilities	9.4	25.6	0.6	—	35.6
Total non-current liabilities	3,815.3	556.8	763.2	(3,635.8)	1,499.5
Total (deficit) equity:
Total (deficit) equity	(43.5)	3,780.3	(524.6)	(3,255.7)	(43.5)
Total liabilities and equity (deficit)	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the Six Months Ended June 30, 2017 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(13.7)	$22.5	$(8.1)	$—	$0.7
Cash flows from investing activities
Capital expenditures	(0.1)	(4.7)	(3.5)	—	(8.3)
Proceeds from sale of property, plant and equipment	—	6.0	—		6.0
Changes in restricted cash	—	—	6.1	—	6.1
Intercompany investment	(21.7)	(25.6)	—	47.3	—
Net cash (used in) provided by investing activities	(21.8)	(24.3)	2.6	47.3	3.8
Cash flows from financing activities
Proceeds from long-term debt and capital leases	115.0	—	0.9	—	115.9
Repayments on long-term debt and capital leases	(70.5)	(0.2)	(1.0)	—	(71.7)
Debt issuance costs	(1.4)	—	—	—	(1.4)
Changes in short-term borrowings	—	—	4.0	—	4.0
Exercises of stock options	1.3	—	—	—	1.3
Intercompany financing	—	—	47.3	(47.3)	—
Net cash provided by (used in) financing activities	44.4	(0.2)	51.2	(47.3)	48.1
Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)
Net increase (decrease) in cash and cash equivalents	8.9	(2.0)	42.1	—	49.0
Balance at beginning of period	0.4	2.3	51.1	—	53.8
Balance at end of period	$9.3	$0.3	$93.2	$—	$102.8

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the Six Months Ended June 30, 2016 (Unaudited)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(16.4)	$93.0	$(74.4)	$—	$2.2
Cash flows from investing activities
Capital expenditures	(0.6)	(2.3)	(3.3)	—	(6.2)
Changes in restricted cash	—	—	0.2	—	0.2
Intercompany investment	—	(51.0)	—	51.0	—
Proceeds from intercompany note	—	—	42.4	(42.4)	—
Net cash (used in) provided by investing activities	(0.6)	(53.3)	39.3	8.6	(6.0)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,448.9	—	8.1	—	1,457.0
Repayments on long-term debt and capital leases	(42.3)	—	(7.3)	—	(49.6)
Debt issuance costs	(40.9)	—	—	—	(40.9)
Changes in short-term borrowings	—	—	0.1	—	0.1
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	7.6	—	—	—	7.6
Exercises of stock options	0.4	—	—	—	0.4
Intercompany financing	15.7	—	35.3	(51.0)	—
Repayments on intercompany note	—	(42.4)	—	42.4	—
Net cash provided by (used in) financing activities	27.4	(42.4)	36.2	(8.6)	12.6
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	10.4	(2.7)	1.0	—	8.7
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$10.4	$0.8	$29.5	$—	$40.7

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

We are one of the world’s leading commercial foodservice equipment companies. We design and manufacture a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and supported by a growing aftermarket parts and repair service business. Our capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains ("QSR"), hotels, caterers, supermarkets, convenience stores, business and industrial customers, hospitals, schools and other institutions. Our products and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability that enable our end customers profitable growth by improving their menus, enhancing operations and reducing costs.

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

We manage our business in three geographic reportable segments: Americas, EMEA, and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The APAC segment is principally comprised of markets in China, India, Singapore, Malaysia, Thailand, Philippines, Indonesia, Japan, South Korea, Australia and New Zealand. These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. The Company evaluates segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). See Note 18, "Business Segments," included elsewhere in this Quarterly Report on Form 10-Q for further discussion on our reportable segments.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table sets forth our consolidated results for the periods presented:

	Three Months Ended June 30,		Change
Millions of dollars, except per share data	2017	2016	$	%
Net sales	$371.1	$368.4	$2.7	0.7%
Cost of sales	233.9	233.7	0.2	0.1%
Gross profit	137.2	134.7	2.5	1.9%
Selling, general and administrative expenses	74.7	75.4	(0.7)	(0.9)%
Amortization expense	7.7	7.9	(0.2)	(2.5)%
Separation expense	0.3	1.3	(1.0)	(76.9)%
Restructuring expense	1.1	0.3	0.8	266.7%
Gain from impairment or disposal of assets — net	(0.6)	—	(0.6)	100.0%
Earnings from operations	54.0	49.8	4.2	8.4%
Interest expense	21.0	27.0	(6.0)	(22.2)%
Loss on early extinguishment of debt	0.2	—	0.2	100.0%
Other expense — net	2.9	3.6	(0.7)	(19.4)%
Earnings before income taxes	29.9	19.2	10.7	55.7%
Income taxes	(0.2)	4.1	(4.3)	(104.9)%
Net earnings	$30.1	$15.1	$15.0	99.3%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Dollars of Sales				Percent of Sales
	Three Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)	Three Months Ended June 30,
(in millions)	2017	2016			2017	2016
Net sales:
Americas	$306.1	$301.2	$4.9	1.6%	82.5%	81.8%
EMEA	76.1	76.3	(0.2)	(0.3)%	20.5%	20.7%
APAC	44.9	43.1	1.8	4.2%	12.1%	11.7%
Elimination of intersegment sales	(56.0)	(52.2)	(3.8)	7.3%	(15.1)%	(14.2)%
Total net sales	$371.1	$368.4	$2.7	0.7%	100.0%	100.0%

Consolidated net sales totaled $371.1 million for the three months ended June 30, 2017, representing a $2.7 million, or 0.7%, increase compared to the prior year period. Both net pricing and volume were positive in the quarter, partially offset by lost sales from 80/20 product line simplification. Prior year net sales for this period included $4.2 million from operations in Latin America and China that were divested in 2016. In addition, foreign currency translation negatively impacted net sales for the three months ended June 30, 2017 by $6.1 million, or 1.7%.

Net sales in the Americas segment for the three months ended June 30, 2017 increased $4.9 million, or 1.6%, which consisted of higher intersegment sales of $3.0 million and an increase in third party net sales of $1.9 million. Third party net sales increased primarily due to increased sales of cold-side products, which were partially offset by lower hot-side product sales and lost sales from 80/20 product line simplification. Foreign currency translation had a negative impact on third party net sales of $1.2 million for the three months ended June 30, 2017.

Net sales in the EMEA segment for the three months ended June 30, 2017 decreased $0.2 million, or 0.3%, which consisted of lower intersegment sales of $0.1 million and a decrease in third party net sales of $0.1 million. Third party net sales decreased primarily due to the negative impact from foreign currency translation of $4.2 million for the three months ended June 30, 2017. This was offset by increased sales of our hot-side products primarily driven by the continued roll-out of our Merrychef® e2 high-speed ovens and increased sales of cold-side products primarily from our beverage systems.

Net sales in the APAC segment for the three months ended June 30, 2017 increased $1.8 million, or 4.2%, which consisted of higher intersegment sales of $0.9 million and an increase in third party net sales of $0.9 million. Third party net sales increased primarily due to higher sales of both hot-side and cold-side products in our QSR markets. Foreign currency translation had a negative impact on third party net sales of $0.7 million for the three months ended June 30, 2017.

Analysis of Earnings from Operations

Consolidated earnings from operations for the three months ended June 30, 2017 totaled $54.0 million, an increase of $4.2 million, or 8.4%, compared to the prior year period, which was principally driven by savings from the Simplification and Right-Sizing Initiatives of $11.0 million, increased net pricing of $2.8 million, the gain of $1.1 million recognized for the sale of our Sellersburg facility in June 2017, a decrease in continued separation costs incurred subsequent to the Spin-Off of $1.0 million and a decrease in selling, general and administrative expenses. This was partially offset by the negative impact from product mix and volume of $6.0 million as well as material price inflation of $3.6 million and one-time restructuring charges of $1.0 million associated with an executive retirement. Our Simplification and Right-Sizing Initiatives include 80/20 pricing, product-line and customer-line simplification, product cost take out, lean manufacturing implementation, strategic sourcing, KitchenCare® operational improvements, manufacturing capacity reduction and reduction in workforce.

Total selling, general and administrative expenses amounted to $74.7 million for the three months ended June 30, 2017, a decrease of $0.7 million, or 0.9%, compared to the prior year period. The decrease was principally due to the impact of foreign currency translation of $1.1 million, partially offset by higher spend on innovation and new product development.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Dollars of Segment Adjusted Operating EBITDA
	Three Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2017	2016
Segment Adjusted Operating EBITDA:
Americas	$59.1	$58.3	$0.8	1.4%
EMEA	14.8	10.8	4.0	37.0%
APAC	6.2	5.3	0.9	17.0%
Total Segment Adjusted Operating EBITDA	$80.1	$74.4	$5.7	7.7%

Adjusted Operating EBITDA in the Americas segment for the three months ended June 30, 2017 increased by $0.8 million, or 1.4%. This increase was primarily driven by $8.4 million of savings from the Simplification and Right-Sizing Initiatives, partially offset by the negative impact from product mix and material price inflation.

Adjusted Operating EBITDA in the EMEA segment for the three months ended June 30, 2017 increased by $4.0 million, or 37.0%, which was primarily driven by better pricing and savings from the Simplification and Right-Sizing Initiatives of $1.6 million. These increases were partially offset by the negative impact from foreign currency translation.

Adjusted Operating EBITDA in the APAC segment for the three months ended June 30, 2017 increased by $0.9 million, or 17.0%, which was primarily driven by higher sales volume and savings from the Simplification and Right-Sizing Initiatives of $0.8 million, partially offset by less favorable pricing.

Analysis of Non-Operating Income Statement Items

For the three months ended June 30, 2017, interest expense was $21.0 million, a $6.0 million decrease from the prior year period, which was primarily due to the repricing of our Term Loan B facility in March 2017, providing for a reduction to our maximum applicable margin by 1.75% as well as principal payments made on our Term Loan B facility of $135.0 million since June 30, 2016. See "—Liquidity and Capital Resources" as well as Note 10, "Debt," to our unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion on our long-term debt and related future interest obligations.

"Other expense—net" reflects primarily amortization of debt issuance costs on the aforementioned long-term debt, gains and losses on derivatives not designated as hedging instruments, gains and losses on the disposal of businesses and foreign currency gains and losses.

Analysis of Income Taxes

Our effective tax rate for the three months ended June 30, 2017 and 2016 was (0.7%) and 21.4%, respectively. The decrease in the Company's effective tax rate for the three months ended June 30, 2017, relative to the three months ended June 30, 2016, was primarily due to a release of the relevant valuation allowance totaling $9.5 million for certain entities recorded against deferred tax assets in the United Kingdom as a discrete adjustment.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table sets forth our consolidated results for the periods presented:

	Six Months Ended June 30,		Change
Millions of dollars, except per share data	2017	2016	$	%
Net sales	$699.1	$693.9	$5.2	0.7%
Cost of sales	438.9	441.6	(2.7)	(0.6)%
Gross profit	260.2	252.3	7.9	3.1%
Selling, general and administrative expenses	149.0	147.2	1.8	1.2%
Amortization expense	15.5	15.7	(0.2)	(1.3)%
Separation expense	1.2	4.3	(3.1)	(72.1)%
Restructuring expense	5.7	1.6	4.1	256.3%
Gain from impairment or disposal of assets — net	(0.2)	—	(0.2)	(100.0)%
Earnings from operations	89.0	83.5	5.5	6.6%
Interest expense	44.2	35.5	8.7	24.5%
Interest expense on notes with MTW — net	—	0.1	(0.1)	(100.0)%
Loss on early extinguishment of debt	3.4	—	3.4	100.0%
Other expense — net	4.4	6.0	(1.6)	(26.7)%
Earnings before income taxes	37.0	41.9	(4.9)	(11.7)%
Income taxes	1.9	8.7	(6.8)	(78.2)%
Net earnings	$35.1	$33.2	$1.9	5.7%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Dollars of Sales				Percent of Sales
	Six Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)	Six Months Ended June 30,
(in millions)	2017	2016			2017	2016
Net sales:
Americas	$573.6	$564.8	$8.8	1.6%	82.0%	81.4%
EMEA	143.9	144.9	(1.0)	(0.7)%	20.6%	20.9%
APAC	86.6	82.0	4.6	5.6%	12.4%	11.8%
Elimination of intersegment sales	(105.0)	(97.8)	(7.2)	7.4%	(15.0)%	(14.1)%
Total net sales	$699.1	$693.9	$5.2	0.7%	100.0%	100.0%

Consolidated net sales totaled $699.1 million for the six months ended June 30, 2017, representing a $5.2 million, or 0.7%, increase compared to the prior year period. This increase was driven primarily by positive net pricing. Prior year net sales for this period included $5.6 million from operations in Latin America and China that were divested in 2016. In addition, foreign currency translation negatively impacted net sales for the six months ended June 30, 2017 by $11.1 million, or 1.6%.

Net sales in the Americas segment for the six months ended June 30, 2017 increased $8.8 million, or 1.6%, which consisted of higher intersegment sales of $6.5 million and an increase in third party net sales of $2.3 million. Third party net sales increased primarily due to increased sales of cold-side products and improved KitchenCare® sales, which were partially offset by lower hot-side product sales and lost sales from 80/20 product line simplification. Foreign currency translation had a negative impact on third party net sales of $0.7 million for the six months ended June 30, 2017.

Net sales in the EMEA segment for the six months ended June 30, 2017 decreased $1.0 million, or 0.7%, which consisted of a decrease in third party net sales of $1.4 million, offset by higher intersegment sales of $0.4 million. Third party net sales decreased primarily due to the negative impact from foreign currency translation of $9.2 million for the six months ended June 30, 2017. This was offset by increased sales of our hot-side products primarily driven by the continued roll-out of our Merrychef® e2 high-speed ovens and increased cold-side product sales primarily from our beverage systems.

Net sales in the APAC segment for the six months ended June 30, 2017 increased $4.6 million, or 5.6%, which consisted of an increase in third party net sales of $4.3 million and higher intersegment sales of $0.3 million. Third party net sales increased primarily due to higher sales of hot-side and cold-side products as well as improved KitchenCare® sales. Foreign currency translation had a negative impact on third party net sales of $1.2 million for the six months ended June 30, 2017.

Analysis of Earnings from Operations

Consolidated earnings from operations for the six months ended June 30, 2017 totaled $89.0 million, an increase of $5.5 million, or 6.6%, compared to the prior year period, which was principally driven by savings from the Simplification and Right-Sizing Initiatives of $20.9 million, increased net pricing of $6.8 million and a decrease in separation costs incurred in connection with the Spin-Off of $3.1 million. This was partially offset by material price inflation of $7.6 million, the negative impact from product mix and volume of $6.6 million, one-time restructuring charges associated with executive retirements of $4.7 million and an increase in selling, general and administrative expenses.

Total selling, general and administrative expenses amounted to $149.0 million for the six months ended June 30, 2017, an increase of $1.8 million, or 1.2%, compared to the prior year period. The increase was principally due to higher spending on innovation and new product development of $4.0 million, which was partially offset by the impact of foreign currency translation of $2.2 million.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Dollars of Segment Adjusted Operating EBITDA
	Six Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2017	2016
Segment Adjusted Operating EBITDA:
Americas	$105.9	$108.1	$(2.2)	(2.0)%
EMEA	27.6	18.4	9.2	50.0%
APAC	11.7	9.0	2.7	30.0%
Total Segment Adjusted Operating EBITDA	$145.2	$135.5	$9.7	7.2%

Adjusted Operating EBITDA in the Americas segment for the six months ended June 30, 2017 decreased by $2.2 million, or 2.0%. This decrease was primarily driven by the negative impact from product mix, material price inflation and higher spending on innovation and new product development. This was partially offset by $16.9 million of savings from the Simplification and Right-Sizing Initiatives and the benefit from improved net pricing.

Adjusted Operating EBITDA in the EMEA segment for the six months ended June 30, 2017 increased by $9.2 million, or 50.0%, which was primarily driven by improved net pricing and savings from the Simplification and Right-Sizing Initiatives of $2.4 million, partially offset by the negative impact from foreign currency translation.

Adjusted Operating EBITDA in the APAC segment for the six months ended June 30, 2017 increased by $2.7 million, or 30.0%, which was primarily driven by higher sales volume and savings from the Simplification and Right-Sizing Initiatives of $1.4 million, partially offset by less favorable net pricing.

Analysis of Non-Operating Income Statement Items

For the six months ended June 30, 2017, interest expense was $44.2 million, an $8.7 million increase from the prior year period, which was primarily due to interest expense being recorded for only a portion of 2016 as we issued $1,400.0 million of long-term debt in March 2016. The loss on early extinguishment of debt of $3.4 million recognized during the six months ended June 30, 2017 includes the correction of an error: during the first quarter of 2017, we recorded an out-of-period adjustment of $2.7 million for the loss incurred on prepayments made on our Term Loan B Facility (as defined herein) in 2016 related to unamortized debt issuance costs; we also recorded an associated income tax benefit of $1.0 million that was recognized as a discrete adjustment in the income tax provision for the first quarter of 2017.

Other expense—net decreased $1.6 million from the prior year period primarily due to the gain recognized for the sale of our China field service business during the first quarter of 2017 and foreign currency gains recognized during the six months ended June 30, 2017. This was partially offset by losses recognized during the period from derivatives not designated as hedging instruments.

Analysis of Income Taxes

The Company's effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate in addition to discrete tax adjustments recorded in 2016 and the first six months of 2017. Foreign earnings are generated from operations in the Company's three reportable segments of Americas, EMEA, and APAC.
Our effective tax rate for the six months ended June 30, 2017 and 2016 was 5.1% and 20.8%, respectively. The decrease in the Company's effective tax rate for the six months ended June 30, 2017, relative to the six months ended June 30, 2016, was primarily due to a release of the relevant valuation allowance for certain entities totaling $9.5 million recorded against the deferred tax assets in the UK as a discrete adjustment. Additionally, a $1.0 million income tax benefit was recognized as a discrete item during the first quarter of 2017 related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs of the Term Loan B facility as discussed in Note 10, "Debt," to our unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q. These were partially offset by the out-of-period balance sheet adjustments related to the Spin-Off of $2.9 million recognized as a discrete benefit in the income tax provision for the six months ended 2016.
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

Sources and Uses of Cash

The following summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in millions)	2017	2016	Change
Cash provided by (used in):
Operating activities	$0.7	$2.2	$(1.5)
Investing activities	3.8	(6.0)	9.8
Financing activities	48.1	12.6	35.5
Effect of exchange rate changes on cash	(3.6)	(0.1)	(3.5)
Net change in cash and cash equivalents	$49.0	$8.7	$40.3

Six Months Ended June 30, 2017 and 2016

Cash and cash equivalents as of June 30, 2017 totaled $102.8 million, an increase of $49.0 million from the December 31, 2016 balance of $53.8 million. Cash flows provided by operating activities for the six months ended June 30, 2017 were $0.7 million compared to $2.2 million for the six months ended June 30, 2016.
Cash flows provided by investing activities for the six months ended June 30, 2017 were $3.8 million compared to cash flows used in investing activities of $6.0 million for the six months ended June 30, 2016. The increase in cash provided by investing activities was primarily attributable to proceeds totaling $6.0 million from the dispositions of our Cleveland and Sellersburg properties and changes in restricted cash of $5.9 million.
Cash flows provided by financing activities for the six months ended June 30, 2017 were $48.1 million compared to $12.6 million for the six months ended June 30, 2016. The increase in cash provided by financing activities was primarily attributable to a net increase of $55.0 million during the first half of 2017 on our Revolving Facility (as defined herein). During the first half of 2016, we used the proceeds from the issuance of debt in March 2016 to make the $1,362.0 million dividend payment to MTW in connection with the Spin-Off.

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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
June 30, 2017	5.25:1.00	5.06:1.00	2.50:1.00	2.87:1.00

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
The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the U.S. in reliance on Regulation S) under the Securities Act. In September 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered pursuant under the Securities Act of 1933, as amended.
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
Outstanding debt at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30,	December 31,
(in millions)	2017	2016
Revolving credit facility	$118.0	$63.5
Term Loan B	815.0	825.0
Senior Notes due 2024	425.0	425.0
Other	7.1	3.3
Total debt and capital leases, including current portion	1,365.1	1,316.8
Less: current portion and short-term borrowings	(4.6)	(1.6)
Less: unamortized debt issuance costs and debt discount	(31.9)	(36.5)
Plus: fair value of the interest rate swap	0.3	—
Total long-term debt and capital leases	$1,328.9	$1,278.7

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

The Company's non-GAAP measures include Free Cash Flow, Adjusted Operating EBITDA, Adjusted Net Earnings, Adjusted Diluted Net Earnings Per Share and Organic Net Sales, and the related ratios. Free Cash Flow represents operating cash flows less property, plant and equipment additions. We define Adjusted Operating EBITDA as Operating EBITDA (net earnings before interest, income taxes, other (income) expense - net, depreciation and amortization), adjusted for the impact of certain items that we do not consider representative of our ongoing operating performance, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt, net of taxes. The tax effect of these adjustments is determined using the effective tax rates for the countries comprising such adjustments, which is primarily the United States. Adjusted Diluted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. For the six months ended June 30, 2016, Adjusted Diluted Net Earnings Per Share was retrospectively restated for the number of shares outstanding immediately following the Spin-Off. Organic Net Sales (previously titled "Organic Third Party Net Sales" and "Organic Third Party Net Sales in Constant Currency") reflect net sales before the impact of acquisitions, divestitures and foreign currency translation. The impact from foreign currency translation is calculated by translating current period balances at prior period rates. During the first quarter of 2017, we updated our definition of Adjusted Operating EBITDA (previously titled "Adjusted Operating EBITA") to exclude depreciation expense and loss on early extinguishment of debt. We also updated our definition of Adjusted Net Earnings and Adjusted Diluted Net Earnings per Share to exclude loss on early extinguishment of debt and loss on early extinguishment of debt per share, respectively. The prior period has been revised as necessary to reflect these changes for consistency of presentation.
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

A reconciliation of GAAP financial measures to non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Free Cash Flow:
Net cash provided by operating activities	$51.3	$25.2	$0.7	$2.2
Capital expenditures	(3.4)	(1.7)	(8.3)	(6.2)
Free Cash Flow	$47.9	$23.5	$(7.6)	$(4.0)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentage data)	2017	2016	2017	2016
Adjusted Operating EBITDA:
Net earnings	$30.1	$15.1	$35.1	$33.2
Income taxes	(0.2)	4.1	1.9	8.7
Other expense — net	2.9	3.6	4.4	6.0
Loss on early extinguishment of debt	0.2	—	3.4	—
Interest expense on notes with MTW — net	—	—	—	0.1
Interest expense	21.0	27.0	44.2	35.5
Earnings from operations	54.0	49.8	89.0	83.5
Gain from impairment or disposal of assets — net	(0.6)	—	(0.2)	—
Restructuring expense	1.1	0.3	5.7	1.6
Separation expense	0.3	1.3	1.2	4.3
Amortization expense	7.7	7.9	15.5	15.7
Depreciation expense	4.0	4.5	8.0	8.8
Total Adjusted Operating EBITDA	$66.5	$63.8	$119.2	$113.9

Adjusted Operating EBITDA margin (1)	17.9%	17.3%	17.1%	16.4%
(1) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2017	2016	2017	2016
Adjusted Net Earnings:
Net earnings	$30.1	$15.1	$35.1	$33.2
Gain from impairment or disposal of assets — net	(0.6)	—	(0.2)	—
Restructuring expense	1.1	0.3	5.7	1.6
Separation expense	0.3	1.3	1.2	4.3
Loss on early extinguishment of debt	0.2	—	3.4	—
Tax effect of adjustments (1)	(0.4)	(0.7)	(3.9)	(2.2)
Total Adjusted Net Earnings	$30.7	$16.0	$41.3	$36.9
(1) The tax effect of adjustments is determined using the effective tax rates for the countries comprising such adjustments, which is primarily the U.S.

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.21	$0.11	$0.25	$0.24
Gain from impairment or disposal of assets — net per share	—	—	—	—
Restructuring expense per share	0.01	—	0.04	0.01
Separation expense per share	—	0.01	0.01	0.03
Loss on early extinguishment of debt per share	—	—	0.02	—
Tax effect of adjustments per share	—	—	(0.03)	(0.01)
Total Adjusted Diluted Net Earnings Per Share	$0.22	$0.12	$0.29	$0.27

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentage data)	2017	2016	2017	2016
Net sales (as reported)	$371.1	$368.4	$699.1	$693.9
Less: Latin America Kysor Panel Systems sales	—	(3.1)	—	(3.8)
Less: China field service sales	—	(1.1)	—	(1.8)
Foreign currency translation	6.1	—	11.1	—
Organic Net Sales	$377.2	$364.2	$710.2	$688.3

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
Date: August 9, 2017

Welbilt, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Haresh Shah
Haresh Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

WELBILT, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

Exhibit No.	Description	Filed/Furnished Herewith
31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification	X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Operations, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.
X(1)

(1) Filed herewith
(2) Furnished herewith