Form 10-Q
period 2017-09-30
Welbilt, Inc.
filed 2017-11-07
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant's Common Stock as of November 3, 2017, the most recent practicable date, was 139,445,499.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated (Condensed) Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except share and per share data	2017	2016	2017	2016
Net sales	$380.4	$384.0	$1,079.5	$1,077.9
Cost of sales	236.5	242.0	675.4	683.6
Gross profit	143.9	142.0	404.1	394.3
Selling, general and administrative expenses	66.5	69.9	215.5	217.1
Amortization expense	7.9	7.8	23.4	23.5
Separation expense	0.3	1.4	1.5	5.7
Restructuring expense	2.8	0.6	8.5	2.2
(Gain) loss from impairment or disposal of assets — net	(3.9)	1.7	(4.1)	1.7
Earnings from operations	70.3	60.6	159.3	144.1
Interest expense	21.7	25.0	65.9	60.5
Interest expense on notes with MTW — net	—	—	—	0.1
Loss on early extinguishment of debt	1.0	—	4.4	—
Other expense — net	2.6	3.6	7.0	9.6
Earnings before income taxes	45.0	32.0	82.0	73.9
Income taxes	11.9	7.1	13.8	15.8
Net earnings	$33.1	$24.9	$68.2	$58.1
Per share data
Earnings per common share — Basic	$0.24	$0.18	$0.49	$0.42
Earnings per common share — Diluted	$0.24	$0.18	$0.49	$0.42
Weighted average shares outstanding — Basic	139,162,556	138,277,039	138,978,203	137,618,628
Weighted average shares outstanding — Diluted	140,885,026	139,488,577	140,619,387	138,835,834

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Net earnings	$33.1	$24.9	$68.2	$58.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.4	(0.5)	12.1	10.6
Unrealized gain (loss) on derivatives, net of income tax expense (benefit) of $0.7, ($0.0), $1.0 and $0.7, respectively	0.8	(0.3)	0.9	2.1
Employee pension and post-retirement benefits, net of income tax expense (benefit) of $0.2, $0.2, $0.4 and ($5.6), respectively	0.3	(0.7)	1.1	(9.3)
Total other comprehensive income (loss), net of tax	2.5	(1.5)	14.1	3.4
Comprehensive income	$35.6	$23.4	$82.3	$61.5

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Balance Sheets

	September 30,	December 31,
Millions of dollars, except share and per share data	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128.4	$53.8
Restricted cash	0.2	6.4
Accounts receivable, less allowances of $3.9 and $5.3, respectively	86.4	81.7
Inventories — net	169.1	145.6
Prepaids and other current assets	21.5	13.9
Current assets held for sale	—	6.8
Total current assets	405.6	308.2
Property, plant and equipment — net	110.5	109.1
Goodwill	846.0	845.3
Other intangible assets — net	467.4	484.4
Other non-current assets	32.6	22.1
Total assets	$1,862.1	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$108.1	$108.4
Accrued expenses and other liabilities	162.9	174.5
Short-term borrowings	4.0	—
Current portion of long-term debt and capital leases	0.5	1.6
Product warranties	24.0	27.9
Current liabilities held for sale	—	0.7
Total current liabilities	299.5	313.1
Long-term debt and capital leases	1,292.6	1,278.7
Deferred income taxes	139.2	137.8
Pension and post-retirement health obligations	42.2	47.4
Other long-term liabilities	44.6	35.6
Total non-current liabilities	1,518.6	1,499.5
Commitments and contingencies (note 14)
Total equity (deficit):
Common stock ($0.01 par value, 300,000,000 shares authorized, 139,312,299 shares and 138,601,327 shares issued and 139,272,988 shares and 138,562,016 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(66.8)	(72.0)
Retained earnings	138.7	70.5
Accumulated other comprehensive loss	(29.3)	(43.4)
Total equity (deficit)	44.0	(43.5)
Total liabilities and equity	$1,862.1	$1,769.1

The accompanying notes are an integral part of these unaudited consolidated (condensed) financial statements.

WELBILT, INC.
Consolidated (Condensed) Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Cash flows from operating activities:
Net earnings	$68.2	$58.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	12.1	13.0
Amortization of intangible assets	23.4	23.5
Amortization of debt issuance costs	4.0	3.3
Loss on early extinguishment of debt	4.4	—
Deferred income taxes	(16.0)	(8.6)
Stock-based compensation expense	9.2	4.9
(Gain) loss from impairment or disposal of assets — net	(4.1)	1.7
Changes in operating assets and liabilities:
Accounts receivable — net	9.1	(17.6)
Inventories	(18.2)	(11.5)
Other assets	(1.8)	(7.3)
Accounts payable	(3.3)	(10.5)
Other current and long-term liabilities	(21.2)	2.8
Net cash provided by operating activities	65.8	51.8
Cash flows from investing activities:
Capital expenditures	(14.1)	(10.8)
Proceeds from sale of property, plant and equipment	12.3	—
Changes in restricted cash	6.3	(2.9)
Net cash provided by (used in) investing activities	4.5	(13.7)
Cash flows from financing activities:
Proceeds from long-term debt and capital leases	140.9	1,475.6
Repayments on long-term debt and capital leases	(134.8)	(94.6)
Debt issuance costs	(2.0)	(41.2)
Change in short term borrowings	4.0	—
Dividend paid to MTW	—	(1,362.0)
Net transactions with MTW	—	7.0
Exercises of stock options	3.2	15.1
Net cash provided by (used in) financing activities	11.3	(0.1)
Effect of exchange rate changes on cash	(7.0)	(0.4)
Net increase in cash and cash equivalents	74.6	37.6
Balance at beginning of period	53.8	32.0
Balance at end of period	$128.4	$69.6

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

Income tax expense in the consolidated (condensed) statement of operations for the period prior to the Spin-Off is computed on a separate return basis, as if Welbilt was operating as a separate consolidated group and filed separate tax returns in the jurisdictions in which it operates.

As a result of potential changes to the Company's business model and potential past and future tax planning, income tax expense included in the consolidated (condensed) financial statements for the period prior to the Spin-Off may not be indicative of Welbilt's future expected tax rate. In addition, cash tax payments and items of current and deferred taxes may not be reflective of Welbilt's actual tax balances prior to or subsequent to the Spin-Off.

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

Prior to the Spin-Off, the operations of Welbilt were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on a separate return basis in the consolidated (condensed) financial statements. As a result, the effective tax rate and deferred income taxes of Welbilt may differ from those in periods prior to or subsequent to the Spin-Off.

Use of Estimates

The preparation of consolidated (condensed) financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including costs allocated prior to the Spin-Off. The consolidated (condensed) financial statements may not be indicative of the Company's future performance, and they do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position and cash flows had the Company been a standalone Company during the entirety of the period presented prior to the Spin-Off.

Accounting Policies

In the opinion of management, the consolidated (condensed) financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, the financial position at September 30, 2017 and December 31, 2016, and the results of cash flows for the nine months ended September 30, 2017 and 2016, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved for a full year performance. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the accompanying unaudited consolidated (condensed) financial statements and related notes are adequate to make the information presented not misleading. These consolidated (condensed) financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of current hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated (condensed) financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. The impact that ASU 2017-09 may have on the Company's consolidated (condensed) financial statements and related disclosures will be dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company currently expects the adoption of this ASU will only have an impact on classification within its consolidated (condensed) statements of operations.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the accounting guidance to assist entities in evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in certain instances and the amendments in this ASU should be applied prospectively. This guidance will be applied prospectively to any acquisitions after adoption. The impact of adopting this ASU on the Company's consolidated (condensed) financial statements will be dependent on the nature of any future acquisitions subsequent to the adoption of ASU 2017-01.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which will require an entity to reconcile the changes in restricted cash as part of total cash and cash equivalents in its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period and the amendments in this ASU should be applied retrospectively. Other than the change in presentation of restricted cash within the statement of cash flows, the adoption of ASU 2016-18 is not expected to have an impact on the Company’s consolidated (condensed) financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period. The Company expects this ASU to impact the presentation of collections of the deferred purchase price from its sales of trade accounts receivables in the Company’s consolidated (condensed) statements of cash flows. Subsequent to adoption, collection of these balances will be reported in cash flows from investing activities rather than cash flows from operating activities with all retrospective periods reclassified to conform for comparability.
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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted.  The guidance will be effective for the Company beginning January 1, 2018.  The Company expects to adopt this new guidance using the modified retrospective method, but will continue to evaluate its transition method and intends to make a final determination following completion of its analysis.

The Company has completed its initial impact assessment of adopting this ASU through evaluation of the Company’s contract portfolio, interviewing business personnel responsible for revenue streams and comparing the historical accounting processes and policies to the standard.  While the Company continues to assess all potential impacts of the standard including the enhanced disclosure requirements, it currently believes the impact will not be material to the consolidated (condensed) financial statements nor the internal control environment.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

3. Fair Value of Financial Instruments

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of
	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.7	$—	$2.7
Commodity contracts	—	1.2	—	1.2
Cross-currency swap contract	—	1.1	—	1.1
Total current assets at fair value	—	5.0	—	5.0
Non-current assets:
Commodity contracts	—	0.5	—	0.5
Interest rate swap contracts	—	0.4	—	0.4
Total non-current assets at fair value	—	0.9	—	0.9
Total assets at fair value	$—	$5.9	$—	$5.9
Current liabilities:
Foreign currency exchange contracts	$—	$1.5	$—	$1.5
Commodity contracts	—	0.1	—	0.1
Interest rate swap contracts	—	1.3	—	1.3
Total current liabilities at fair value	—	2.9	—	2.9
Non-current liabilities:
Cross-currency swap contract	—	7.5	—	7.5
Total non-current liabilities at fair value	—	7.5	—	7.5
Total liabilities at fair value	$—	$10.4	$—	$10.4

	Fair Value as of
	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	0.9	—	0.9
Total current assets at fair value	—	1.5	—	1.5
Non-current assets:
Commodity contracts	—	0.2	—	0.2
Total non-current assets at fair value	—	0.2	—	0.2
Total assets at fair value	$—	$1.7	$—	$1.7
Current liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.1	—	1.1
Total liabilities at fair value	$—	$1.1	$—	$1.1

The fair value of the Company's 9.50% Senior Notes due 2024 under its Senior Secured Credit Facilities was approximately $489.1 million and $496.2 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the Company's Term Loan B under its Senior Secured Credit Facilities was approximately $817.0 million and $838.4 million as of September 30, 2017 and December 31, 2016, respectively. See Note 10, "Debt," for a description of the debt instruments and their related carrying values.

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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes due 2024 and Term Loan B based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and deferred purchase price notes on receivables sold (see Note 9, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of September 30, 2017 and December 31, 2016 due to the short-term nature of these instruments.

As a result of its global operating and financing activities, the Company is exposed to market risks from changes in foreign currency exchange rates, commodity prices, and interest rates which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. The Company's derivative instruments are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified as Level 2 of the fair value hierarchy.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $2.0 million of unrealized gains, net of tax, related to commodity price and currency rate hedging, which will be reclassified from other comprehensive income (loss) into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for fifteen and thirty-six months, respectively, depending on the type of risk being hedged.

During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis for the next two to three years, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. Approximately 45.5% of the Company’s outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of September 30, 2017. The Company did not enter into any interest rate swap agreements during the nine months ended September 30, 2016.

As of September 30, 2017 and December 31, 2016, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedge forecasted transactions:

	Units Hedged
Commodity	September 30, 2017	December 31, 2016	Unit	Type
Aluminum	1,855	1,663	MT	Cash flow
Copper	759	746	MT	Cash flow
Natural gas	12,400	56,416	MMBtu	Cash flow
Steel	10,453	8,663	Short tons	Cash flow

	Units Hedged
Currency	September 30, 2017	December 31, 2016	Type
Canadian Dollar	34,180,000	26,130,000	Cash flow
European Euro	14,580,560	11,261,848	Cash flow
British Pound	13,586,529	4,191,763	Cash flow
Mexican Peso	181,600,000	148,200,000	Cash flow
Thailand Baht	2,322,970	23,231,639	Cash flow
Singapore Dollar	3,280,000	4,375,000	Cash flow

For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense — net" in the consolidated (condensed) statements of operations. As of September 30, 2017 and December 31, 2016, the Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity	September 30, 2017	December 31, 2016	Unit	Type
Aluminum	—	28	MT	Cash flow
Steel	—	340	Short tons	Cash flow

	Units Hedged
Currency	September 30, 2017	December 31, 2016	Purpose
Singapore Dollar	28,127,000	—	Notes payable and receivable settlement
European Euro	71,300,000	16,000,000	Notes and accounts payable and receivable settlement
British Pound	13,414,816	8,192,692	Accounts payable and receivable settlement
Chinese Yuan	65,767,259	—	Notes payable and receivable settlement
Swiss Franc	4,800,000	3,150,000	Accounts payable and receivable settlement

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

During the first quarter of 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis for the next seven years. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal. On June 14, 2017, this interest rate swap agreement was terminated and the Company received $7.7 million, the fair value of the swap including accrued interest. Accordingly, hedge accounting was discontinued and the hedge accounting adjustment to the Company's Senior Notes due 2024 of $0.3 million will be amortized to "Interest expense" in the consolidated (condensed) statements of operations through February 2024. The Company did not enter into any interest rate swap agreements during the nine months ended September 30, 2016.

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

During the first quarter of 2017, the Company entered into a cross-currency interest rate swap contract to protect the value of its net investment in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in other comprehensive income (loss). The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments.

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

The fair value of outstanding derivative contracts recorded as assets in the consolidated (condensed) balance sheets as of September 30, 2017 and December 31, 2016 was as follows:

	Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$2.7	$0.6
Commodity contracts	Prepaids and other current assets	1.2	0.9
Cross-currency swap contract	Prepaids and other current assets	1.1	—
Commodity contracts	Other non-current assets	0.5	0.2
Interest rate swap contracts	Other non-current assets	0.4	—
Total derivatives designated as hedging instruments		5.9	1.7

Total asset derivatives		$5.9	$1.7

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated (condensed) balance sheets as of September 30, 2017 and December 31, 2016 was as follows:

	Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.5	$0.8
Commodity contracts	Accrued expenses and other liabilities	0.1	0.1
Interest rate swap contracts	Accrued expenses and other liabilities	1.3	—
Cross-currency swap contract	Other long-term liabilities	7.5	—
Total derivatives designated as hedging instruments		9.4	0.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	1.0	0.2
Total derivatives NOT designated as hedging instruments		1.0	0.2

Total liability derivatives		$10.4	$1.1

The effects of derivative instruments in the consolidated (condensed) statements of operations for the three and nine months ended September 30, 2017 and 2016 for gains or losses initially recognized in "Accumulated other comprehensive loss" ("AOCI") in the consolidated (condensed) balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016
Foreign currency exchange contracts	$1.0	$(0.3)	Cost of sales	$1.6	$0.4
Commodity contracts	0.5	—	Cost of sales	0.4	(0.2)
Interest rate swap contracts	0.5	—	Interest expense	—	—
Cross-currency swap contract (1)	(5.8)	—	Selling, general and administrative expense	—	—
Total	$(3.8)	$(0.3)		$2.0	$0.2

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in AOCI on derivative (effective portion, net of tax)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Foreign currency exchange contracts	$2.5	$0.4	Cost of sales	$2.3	$0.3
Commodity contracts	0.5	1.7	Cost of sales	0.8	(1.4)
Interest rate swap contracts	(0.6)	—	Interest expense	—	—
Cross-currency swap contract (1)	(3.9)	—	Selling, general and administrative expense	—	—
Total	$(1.5)	$2.1		$3.1	$(1.1)
(1) The amount of gain (loss) recognized in AOCI for the cross-currency swap contract is included in other comprehensive income (loss) as part of the cumulative translation adjustment in the consolidated (condensed) statements of comprehensive income.

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,
	2017	2016
Commodity contracts	$(0.1)	$—	Cost of sales
Total	$(0.1)	$—

Derivatives relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,
	2017	2016
Commodity contracts	$0.1	$—	Cost of sales
Total	$0.1	$—

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Three Months Ended September 30,
	2017	2016
Foreign currency exchange contracts	$(0.5)	$0.6	Other expense (income) — net
Total	$(0.5)	$0.6

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Nine Months Ended September 30,
	2017	2016
Foreign currency exchange contracts	$(4.9)	$—	Other expense (income) — net
Commodity contracts	—	0.7	Other expense (income) — net
Total	$(4.9)	$0.7

5. Inventories — Net

The components of inventories — net at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
(in millions)	2017	2016
Inventories — gross:
Raw materials	$74.6	$68.2
Work-in-process	22.3	18.3
Finished goods	101.7	85.1
Total inventories — gross	198.6	171.6
Excess and obsolete inventory reserve	(26.0)	(22.5)
Net inventories at FIFO cost	172.6	149.1
Excess of FIFO costs over LIFO value	(3.5)	(3.5)
Inventories — net	$169.1	$145.6

6. Property, Plant and Equipment — Net

The components of property, plant and equipment — net at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
(in millions)	2017	2016
Land	$9.4	$7.3
Building and improvements	86.6	91.3
Machinery, equipment and tooling	230.1	215.1
Furniture and fixtures	5.9	5.8
Computer hardware and software	55.1	52.9
Construction in progress	13.6	11.2
Total cost	400.7	383.6
Less accumulated depreciation	(290.2)	(274.5)
Property, plant and equipment — net	$110.5	$109.1

7. Goodwill and Other Intangible Assets

The Company has three reportable segments: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). The Americas segment includes the U.S., Canada and Latin America. The EMEA segment is made up of markets in Europe, Middle East and Africa, including Russia and the Commonwealth of Independent States. The APAC segment is principally comprised of markets in China, Singapore, Australia, New Zealand, India, Malaysia, Indonesia, Thailand, Japan, South Korea and the Philippines. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Balance as of December 31, 2016	$832.6	$4.7	$8.0	$845.3
Foreign currency translation impact	(0.1)	0.3	0.5	0.7
Balance as of September 30, 2017	$832.5	$5.0	$8.5	$846.0

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

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$177.0	$—	177.0	$172.4	$—	$172.4
Customer relationships	415.3	(187.1)	228.2	415.2	(171.4)	243.8
Patents	1.7	(1.7)	—	1.6	(1.6)	—
Other intangibles	144.5	(82.3)	62.2	140.7	(72.5)	68.2
Total	$738.5	$(271.1)	$467.4	$729.9	$(245.5)	$484.4

The gross carrying and accumulated amortization amounts included in the table above are impacted by foreign currency translation. Amortization expense for the three months ended September 30, 2017 and 2016 was $7.9 million and $7.8 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $23.4 million and $23.5 million, respectively.

8. Accounts Payable and Accrued Expenses and Other Liabilities

Accounts payable and accrued expenses and other liabilities at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
(in millions)	2017	2016
Accounts payable:
Trade accounts payable	$108.1	$108.4
Total accounts payable	$108.1	$108.4
Accrued expenses and other liabilities:
Interest payable	$5.5	$15.7
Income taxes payable	9.8	2.5
Employee related expenses	29.6	29.8
Restructuring expenses	5.9	3.3
Profit sharing and incentives	15.7	14.2
Accrued rebates	44.0	56.0
Deferred revenue - current	3.3	4.4
Customer advances	3.6	7.4
Product liability	2.0	2.3
Miscellaneous accrued expenses	43.5	38.9
Total accrued expenses and other liabilities	$162.9	$174.5

9. Accounts Receivable Securitization

Prior to the Spin-Off, the Company sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Cranes segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely Welbilt foreign entities and remitted all funds to Welbilt entities. The U.S. Seller remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to Welbilt subsequent to the Spin-Off. As the U.S. Seller is not directly attributable to Welbilt, only the receivables which were transferred to the U.S. Seller but not sold are reflected in the consolidated (condensed) balance sheets. A portion of the U.S. Seller's historical expenses related to bond administration fees and settlement fees was allocated to the Company. As the Cayman Seller is directly attributable to Welbilt, the assets, liabilities, income and expenses of the Cayman Seller are included in the consolidated (condensed) statements of operations and balance sheets. The Company's cost of funds under the facility used a London Interbank Offered Rate ("LIBOR") index rate plus a 1.25% fixed spread.

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

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes as of September 30, 2017 and December 31, 2016 was $63.3 million and $60.0 million, respectively, and is included in "Accounts receivable, less allowances" in the consolidated (condensed) balance sheets.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $100.0 million and $96.7 million at September 30, 2017 and December 31, 2016, respectively.

Transactions under the 2016 Securitization Facility and the Prior Securitization Program were accounted for as sales in accordance with ASC Topic 860, "Transfers and Servicing." Sales of trade receivables to the Purchaser are reflected as a reduction of accounts receivable in the consolidated (condensed) balance sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the consolidated (condensed) statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., 60 days) as noted above.

10. Debt

Senior Secured Credit Facilities

On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement. During the first quarter of 2017, the Company recorded an out-of-period adjustment of $2.7 million to correct for the loss incurred on the prepayments made in 2016 on the Term Loan B Facility related to unamortized debt issuance costs, which is included in "Loss on early extinguishment of debt" in the consolidated (condensed) statements of operations. The related income tax benefit of $1.0 million was recognized as a discrete item in "Income taxes" in the consolidated (condensed) statements of operations during the first quarter of 2017. Management has determined the error correction is not material to the periods of origination nor the period of correction.

On March 6, 2017, the 2016 Credit Agreement was amended, providing for a decrease to the maximum applicable margin for LIBOR and Alternate Base Rate (“ABR”) loans by 1.75% on the Term Loan B Facility (the "Second Amendment"). The repricing was completed at par, and establishes for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank, USA were joint bookrunners on the repricing. In connection with the Second Amendment, the Company incurred costs of $1.4 million during the first quarter of 2017, which were recorded in "Long-term debt and capital leases" in the consolidated (condensed) balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $0.5 million during the first quarter of 2017, related to unamortized debt issuance costs as a result of the Second Amendment.

Subsequent to the Second Amendment, the borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 3.00% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

On September 7, 2017, the 2016 Credit Agreement was again amended, providing for a decrease to the maximum applicable margin for LIBOR and ABR loans by 0.25% on the Term Loan B Facility (the "Third Amendment"). The repricing was completed at par, and establishes for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., was the administrative agent on this repricing. In connection with the Third Amendment, the Company incurred costs of $0.6 million during the third quarter of 2017, which were recorded in "Long-term debt and capital leases" in the consolidated (condensed) balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $1.0 million during the third quarter of 2017, related to unamortized debt issuance costs as a result of the Third Amendment.

Subsequent to the Third Amendment, the borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
September 30, 2017	5.00:1.00	4.82:1.00	2.75:1.00	3.06:1.00

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

Outstanding debt at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30,	December 31,
(in millions)	2017	2016
Revolving credit facility	$80.0	$63.5
Term Loan B	815.0	825.0
Senior Notes due 2024	425.0	425.0
Other	6.9	3.3
Total debt and capital leases, including current portion	1,326.9	1,316.8
Less: current portion and short-term borrowings	(4.5)	(1.6)
Less: unamortized debt issuance costs and debt discount	(30.1)	(36.5)
Plus: fair value of the interest rate swap	0.3	—
Total long-term debt and capital leases	$1,292.6	$1,278.7

As of September 30, 2017, the Company had outstanding $6.9 million of other indebtedness that has a weighted-average interest rate for the three months ended September 30, 2017 of approximately 3.05% per annum.

As of September 30, 2017, the Company had $80.0 million of borrowings outstanding under the Revolving Facility. During the three months ended September 30, 2017, the highest daily borrowing was $143.0 million and the average borrowing was $121.7 million, while the average interest rate was 3.81% per annum. The interest rate fluctuates based upon LIBOR or an alternate base rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of September 30, 2017, the spreads for LIBOR and alternate base rate borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio for this period.

As of September 30, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facilities and the Senior Notes.

11. Income Taxes

The Company's effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate in addition to discrete tax adjustments recorded in 2016 and the first nine months of 2017. Foreign earnings are generated from operations in the Company's three reportable segments of Americas, EMEA, and APAC.

For the three months ended September 30, 2017, the Company recorded an $11.9 million income tax provision, reflecting a 26.4% effective tax rate, compared to a $7.1 million income tax provision, reflecting a 22.2% effective tax rate for the three months ended September 30, 2016. The increase in the Company's effective tax rate for the three months ended September 30, 2017, relative to the three months ended September 30, 2016, was primarily due to a $1.3 million decrease in the discrete benefit related to the valuation allowance release recorded in the second quarter of 2017 of $9.5 million, which was associated with deferred tax assets for certain entities in the United Kingdom (“U.K.”).

For the nine months ended September 30, 2017, the Company recorded a $13.8 million income tax provision, reflecting a 16.8% effective tax rate, compared to a $15.8 million income tax provision, reflecting a 21.4% effective tax rate for the nine months ended September 30, 2016. The decrease in the Company's effective tax rate for the nine months ended September 30, 2017, relative to the nine months ended September 30, 2016, was primarily due to the release of the relevant valuation allowance totaling $8.2 million recorded against the deferred tax assets for certain entities in the U.K. as a discrete adjustment. Additionally, a $1.0 million income tax benefit was recognized as a discrete item during the first quarter of 2017 related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs of the Term Loan B facility as discussed in Note 10, “Debt”. These were partially offset by the out-of-period balance sheet adjustments related to the Spin-Off of $2.9 million that was recognized as a discrete benefit in the income tax provision for the nine months ended September 30, 2016.

In connection with the Spin-Off and as a result of MTW filing the 2016 U.S. corporate income tax returns at the end of the third quarter of 2017, an adjustment was recorded during the three months ended September 30, 2017 to true-up for the correction of differences between the book and tax bases of certain assets and liabilities, resulting in a $7.2 million increase in deferred tax liabilities with an offsetting decrease in additional paid-in capital. The true-up was not material to the previously issued consolidated (condensed) financial statements.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding future realization of deferred tax assets. As of September 30, 2017, the Company determined that sufficient positive evidence exists as of September 30, 2017, to conclude that it is more likely than not that additional deferred taxes of $8.2 million of the total $36.1 million recorded in the U.K. are realizable, and therefore, reduced the valuation allowance accordingly. The Company will continue to regularly evaluate its valuation allowance requirements, recorded against the remaining deferred taxes in the U.K. and other jurisdictions, in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly.

The Company's unrecognized tax benefits, including interest and penalties, were $12.7 million and $12.6 million as of September 30, 2017, and December 31, 2016, respectively. The increase is due to audit and interest accruals partially offset by the release of uncertain tax benefits that are no longer uncertain. During the next twelve months, it is reasonably possible that federal, state and foreign tax resolutions could change unrecognized tax benefits and income tax expense in the range of $0.1 million to $0.5 million.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of September 30, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

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

On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the nine months ended September 30, 2017 and 2016.

The following is a rollforward of equity for the nine months ended September 30, 2017:

(in millions, except share data)	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity (Deficit)
Balance at December 31, 2016	138,601,327	$1.4	$(72.0)	$70.5	$(43.4)	$(43.5)
Net earnings	—	—	—	68.2	—	68.2
Issuance of common stock, equity-based compensation plans	710,972	—	3.2	—	—	3.2
Stock-based compensation expense	—	—	9.2	—	—	9.2
Separation related adjustment (1)	—	—	(7.2)	—	—	(7.2)
Other comprehensive income ("OCI")	—	—	—	—	14.1	14.1
Balance at September 30, 2017	139,312,299	$1.4	$(66.8)	$138.7	$(29.3)	$44.0
(1) See Note 11, "Income Taxes," for discussion of the separation related adjustment.

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2017 and 2016 are as follows:

(in millions)	Foreign Currency Translation		Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2016	$(9.8)		$0.8	$(34.4)	$(43.4)
OCI before reclassifications	7.0	(a)	(0.4)	—	6.6
Amounts reclassified from AOCI	—		(0.2)	0.4	0.2
Net current period OCI	7.0		(0.6)	0.4	6.8
Balance at March 31, 2017	$(2.8)		$0.2	$(34.0)	$(36.6)
OCI before reclassifications	$3.7	(a)	$1.1	$—	$4.8
Amounts reclassified from AOCI	—		(0.4)	0.4	—
Net current period OCI	3.7		0.7	0.4	4.8
Balance at June 30, 2017	$0.9		$0.9	$(33.6)	$(31.8)
OCI before reclassifications	$1.4	(a)	$2.0	$—	$3.4
Amounts reclassified from AOCI	—		(1.2)	0.3	(0.9)
Net current period OCI	1.4		0.8	0.3	2.5
Balance at September 30, 2017	$2.3		$1.7	$(33.3)	$(29.3)

(in millions)	Foreign Currency Translation	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
OCI before reclassifications	17.2	0.3	(9.4)	8.1
Amounts reclassified from AOCI	—	0.6	0.5	1.1
Net current period OCI	17.2	0.9	(8.9)	9.2
Balance at March 31, 2016	$9.3	$(0.9)	$(43.7)	$(35.3)
OCI before reclassifications	$(6.1)	$1.1	$0.1	$(4.9)
Amounts reclassified from AOCI	—	0.4	0.2	0.6
Net current period OCI	(6.1)	1.5	0.3	(4.3)
Balance at June 30, 2016	$3.2	$0.6	$(43.4)	$(39.6)
OCI before reclassifications	$(0.5)	$(0.2)	$(1.1)	$(1.8)
Amounts reclassified from AOCI	—	(0.1)	0.4	0.3
Net current period OCI	(0.5)	(0.3)	(0.7)	(1.5)
Balance at September 30, 2016	$2.7	$0.3	$(44.1)	$(41.1)
(a) Includes the amount of gain (loss) recognized for the Company's cross-currency swap contract as discussed in Note 4, "Derivative Financial Instruments."

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
(in millions)	2017	2016		Recognized Location
Gains and losses on cash flow hedges
Foreign currency exchange contracts	$1.6	$0.4		Cost of sales
Commodity contracts	0.4	(0.2)		Cost of sales
	2.0	0.2		Total before tax
	(0.8)	(0.1)		Tax benefit
	$1.2	$0.1		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(0.5)	(0.6)	(a)
	(0.5)	(0.6)		Total before tax
	0.2	0.2		Tax expense
	$(0.3)	$(0.4)		Net of tax

Total reclassifications for the period, net of tax	$0.9	$(0.3)		Net of tax

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(in millions)	2017	2016		Recognized Location
Gains and losses on cash flow hedges
Foreign currency exchange contracts	$2.3	$0.3		Cost of sales
Commodity contracts	0.8	(1.4)		Cost of sales
	3.1	(1.1)		Total before tax
	(1.2)	0.4		Tax (benefit) expense
	$1.9	$(0.7)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	(1.5)	$(1.9)	(a)
	(1.5)	(1.9)		Total before tax
	0.4	0.7		Tax expense
	$(1.1)	$(1.2)		Net of tax

Total reclassifications for the period, net of tax	$0.8	$(1.9)		Net of tax
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

The Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") in March 2016, under which it makes equity-based and cash-based incentive awards to attract, retain, focus and motivate executives and other selected employees, directors, consultants and advisors. The 2016 Plan is intended to accomplish these objectives by offering participants the opportunity to acquire shares of Welbilt common stock, receive monetary payments based on the value of such common stock or receive other incentive compensation under the 2016 Plan. In addition, the 2016 Plan permits the issuance of awards ("Replacement Awards") in partial substitution for awards relating to shares of common stock of MTW that were outstanding immediately prior to the Spin-Off.

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

The 2016 Plan permits the granting of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of stock-based awards. Under the 2016 Plan, 16.2 million shares of Welbilt common stock have been authorized for issuance, including shares pursuant to Replacement Awards, all of which may be issued upon the exercise of incentive stock options. These numbers may be adjusted in the event of certain corporate transactions or other events specified in the 2016 Plan.

Following the Spin-Off on March 4, 2016, the Company granted long-term stock-based incentive awards under the 2016 Plan to its executive officers. The long-term stock-based incentive awards consisted of stock options with 4-year ratable vesting (25% of the aggregate grant value of the long-term incentive award) and performance shares (75% of the aggregate grant value of the long-term incentive award) that will be earned or forfeited based on performance as measured by cumulative fully diluted earnings per share and average return on invested capital over a 3-year performance period. The details of these awards to the Company's named executive officers are disclosed as required by applicable SEC regulations in the Company's proxy statement.

The Company recognizes stock-based compensation expense based on the fair value of the award on the grant date over the requisite service period and estimates forfeitures when calculating compensation expense, which is generally recognized in "Selling, general and administrative expenses" in the consolidated (condensed) statements of operations. The Company recognized stock-based compensation expense as a result of the modification of certain MTW restricted stock unit awards to pay out at target upon consummation of the Spin-Off, which is reflected in "Separation expense" in the consolidated (condensed) statements of operations. Additionally, the Company recognized stock-based compensation for the accelerated vesting of certain equity awards in connection with the retirement of two executives during the first half of 2017 and in connection with a company-wide reduction in force ("August 2017 RIF") during the third quarter of 2017. These events are described in Note 16, "Restructuring," and are reflected in "Restructuring expense" in the consolidated (condensed) statements of operations. Stock-based compensation expense was recorded in the aforementioned financial statement line items for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Stock-based compensation expense:
Selling, general and administrative expenses	$2.1	$1.2	$6.3	$3.8
Separation expense	—	0.3	—	1.1
Restructuring expense	0.3	—	2.9	—
Total stock-based compensation expense	$2.4	$1.5	$9.2	$4.9

The Company granted options to employees to acquire 0.3 million shares of common stock during the nine months ended September 30, 2017 and 2016. In addition, the Company issued a total of 0.1 million and 0.3 million restricted stock units to employees and directors during the nine months ended September 30, 2017 and 2016, respectively, and granted a total of 0.3 million and 0.4 million performance share units to employees during the nine months ended September 30, 2017 and 2016, respectively. The restricted stock units granted to employees vest on the third anniversary of the grant date and the performance share units vest upon completion of a specified three-year performance period. The restricted stock units granted to directors vest on the second anniversary of the grant date.

14. Contingencies and Significant Estimates

As of September 30, 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.8 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, it does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of September 30, 2017, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The range of the Company's current self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate. As of September 30, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated (condensed) balance sheets at September 30, 2017 and December 31, 2016 and were $2.0 million and $2.3 million, respectively; $0.4 million and $0.7 million, respectively, was reserved specifically for actual cases, and $1.6 million and $1.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2017 and December 31, 2016, the Company had reserved $24.0 million and $27.9 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the consolidated (condensed) balance sheets. At September 30, 2017 and December 31, 2016, the Company had reserved $11.9 million and $8.4 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the consolidated (condensed) balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 15, “Product Warranties,” for further information.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of its historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

The Company is also subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries and any insurance recoveries are recorded in "Accounts receivable, less allowances" in the consolidated (condensed) balance sheets with a corresponding reduction to "Selling, general and administrative expenses" in the consolidated (condensed) statements of operations. In the opinion of management, the ultimate resolution of all litigation matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Below is a table summarizing the product warranty activity for the nine months ended September 30, 2017:

(in millions)
Balance at December 31, 2016	$36.3
Accruals for warranties issued	24.8
Settlements made (in cash or in kind)	(25.9)
Foreign currency translation impact	0.7
Balance at September 30, 2017	$35.9

The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on warranties included in "Accrued expenses and other liabilities" in the consolidated (condensed) balance sheets at September 30, 2017 and December 31, 2016 was $3.1 million and $2.8 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the consolidated (condensed) balance sheets at September 30, 2017 and December 31, 2016 was $3.6 million and $3.3 million, respectively.

16. Restructuring

Certain restructuring activities have been undertaken to recognize cost synergies and rationalize the cost structure of the Company. In 2016, the Company recorded restructuring costs primarily related to a company-wide reduction in force and the closing of its Cleveland, Singapore and Sellersburg facilities. In 2017, the Company recorded additional amounts related primarily to one-time expenses for severance and other related benefits upon the retirement of two executive officers during the first half of 2017 and the August 2017 RIF during the third quarter of 2017.

The following is a rollforward of all restructuring activities for the nine months ended September 30, 2017:

(in millions)
Balance at December 31, 2016	$14.4
Restructuring charges	8.5
Use of reserve	(3.8)
Non-cash adjustment (1)	(2.9)
Balance at September 30, 2017	$16.2
(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the nine months ended September 30, 2017 resulting from the accelerated vesting of certain restricted stock units, performance share units and stock options upon the retirement of two executive officers and in connection with the August 2017 RIF.

As of September 30, 2017, the short-term portion of the liability of $5.9 million was reflected in "Accrued expenses and other liabilities" in the consolidated (condensed) balance sheets. The long-term portion of the liability of $10.3 million was reflected in "Other long-term liabilities" in the consolidated (condensed) balance sheets and relates primarily to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

During the fourth quarter of 2015 and through the first half of 2016, the Company relocated its manufacturing, warehousing and distribution operations conducted at its Cleveland, Ohio plant and subsequently closed this facility. The Company sold the related building for a net sales price of $2.2 million in April 2017 and recognized a loss on the sale of the building of $0.4 million during the second quarter of 2017, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated (condensed) statements of operations. These actions relate entirely to the Company's Americas reportable segment.

On August 11, 2016, the Company announced that it would transfer the products manufactured at its Singapore plant to its plants in Prachinburi, Thailand and Foshan, China and subsequently close the Singapore plant, which occurred by the end of September 2016. In July 2017, the Company sold the related building for a net sales price of $6.2 million. The Company recognized a $3.8 million gain from the sale of the building during the third quarter of 2017, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated (condensed) statements of operations.

On August 11, 2016, the Company announced that it would transfer the products manufactured at its Sellersburg, Indiana plant to its plants in Tijuana and Monterrey, Mexico and subsequently close the Sellersburg plant. Manufacturing ceased during the first quarter of 2017 and in June 2017, the Company sold the related building for a net sales price of $4.8 million and recognized a gain on the sale of the building of $1.1 million during the second quarter of 2017, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated (condensed) statements of operations.

The Company incurred total restructuring costs associated with the aforementioned plant closures of approximately $3.8 million. Of this amount, ($0.1) million and $0.8 million was recorded during the three and nine months ended September 30, 2017, respectively, and $0.7 million and $1.4 million were recorded during the three and nine months ended September 30, 2016, respectively. These charges are presented separately in "Restructuring expense" in the consolidated (condensed) statements of operations.

Effective January 2, 2017, Maurice Jones, the Company's former Senior Vice President, General Counsel and Secretary, retired from the Company and pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 18-month period. The Company incurred a total one-time cost of $2.2 million, including $1.1 million of additional equity-based compensation expense resulting from the accelerated vesting of certain restricted stock units and stock options, that was recorded during the first quarter of 2017 in "Restructuring expense" in the consolidated (condensed) statements of operations. Mr. Jones will also receive the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan (“SERP”) that will be paid over five annual installments.

Effective May 5, 2017, John Stewart, the Company's Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the next 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional equity-based compensation resulting from the accelerated vesting of certain restricted stock units and stock options. Of this amount, $1.5 million and $1.0 million were recognized during the first and second quarters of 2017, respectively, in "Restructuring expense" in the consolidated (condensed) statements of operations.

In August 2017, the Company completed the August 2017 RIF to optimize and enhance operational efficiency. As a result, the Company incurred severance and related costs of $3.2 million including $0.3 million of additional share-based compensation resulting from the accelerated vesting of certain restricted stock units, performance share units and stock options. Of the total $3.2 million, $2.9 million was recognized during the three months ended September 30, 2017 in "Restructuring expense" and the remaining $0.3 million will be recognized in the fourth quarter of 2017.

17. Employee Benefit Plans

The Company maintains several different retirement plans for its operations in the U.S., Europe and Asia. This footnote describes those retirement plans that are maintained for the Company's U.S.-based employees. The current plans are based largely upon benefit plans that MTW maintained prior to the Spin-Off. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts.

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

The Company accounted for the Shared Plans for the purpose of the consolidated (condensed) financial statements as a multiemployer plan. Accordingly, the Company did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.1 million for the nine months ended September 30, 2016 are reflected in the consolidated (condensed) statements of operations. This expense reflects an approximation of the Company's portion of the costs of the Shared Plans as well as costs attributable to MTW corporate employees, which have been allocated to the consolidated (condensed) statements of operations based on methodology deemed reasonable by management.

During the first quarter of 2016, the Company assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for the Company's employees and certain other MTW-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in "Accumulated other comprehensive loss".

Direct Plans

The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the consolidated (condensed) balance sheets and the income and expenses are recorded in the consolidated (condensed) statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in "Accumulated other comprehensive loss" until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist.

The components of periodic benefit costs for the Direct Plans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$0.1	$—
Interest cost of projected benefit obligations	1.3	0.1	2.0	0.1
Expected return on plan assets	(1.5)	—	(1.5)	—
Amortization of actuarial net loss	0.5	—	0.6	—
Net periodic benefit costs	$0.3	$0.1	$1.2	$0.1

	Nine Months Ended September 30,
	2017		2016
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$0.2	$—
Interest cost of projected benefit obligations	3.9	0.2	6.3	0.3
Expected return on plan assets	(4.5)	—	(4.7)	—
Amortization of actuarial net loss	1.5	—	1.9	—
Net periodic benefit costs	$0.9	$0.2	$3.7	$0.3

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

The accounting policies of the Company's reportable segments are the same as those described in the summary of accounting policies in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," except that certain corporate-level expenses are not allocated to the segments. These unallocated expenses include stock-based compensation expense, amortization expense of intangible assets with definite lives, separation expense, restructuring expense and other non-operating expenses. For the period prior to the Spin-Off, certain additional MTW corporate overhead expenses that were allocated to the Company were also not allocated to the segments.

The Company evaluates segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including (gain) loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). Adjusted Operating EBITDA is a non-GAAP measure, and the Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies. Beginning in January 2017, the Company updated its performance measure and definition of Adjusted Operating EBITDA (previously titled "Operating EBITA") to additionally exclude at the segment level depreciation expense, gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. All prior segment information has been recast to reflect these changes for consistency of presentation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for important information regarding the use of non-GAAP financial measures.

Financial information relating to the Company's reportable segments for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except percentage data	2017	2016	2017	2016
Net sales:
Americas	$302.2	$316.9	$875.8	$881.7
EMEA	80.3	67.9	224.2	212.8
APAC	51.8	52.5	138.4	134.5
Elimination of intersegment sales	(53.9)	(53.3)	(158.9)	(151.1)
Total net sales	$380.4	$384.0	$1,079.5	$1,077.9

Segment Adjusted Operating EBITDA:
Americas	$66.3	$67.9	$172.2	$176.0
EMEA	17.4	10.4	45.0	28.8
APAC	7.6	8.9	19.3	17.9
Total Segment Adjusted Operating EBITDA	91.3	87.2	236.5	222.7
Corporate and unallocated	(9.8)	(10.9)	(35.8)	(32.5)
Amortization expense	(7.9)	(7.8)	(23.4)	(23.5)
Depreciation expense	(4.1)	(4.2)	(12.1)	(13.0)
Separation expense	(0.3)	(1.4)	(1.5)	(5.7)
Restructuring expense	(2.8)	(0.6)	(8.5)	(2.2)
Gain (loss) from impairment or disposal of assets — net	3.9	(1.7)	4.1	(1.7)
Earnings from operations	70.3	60.6	159.3	144.1
Interest expense	(21.7)	(25.0)	(65.9)	(60.5)
Interest expense on notes with MTW — net	—	—	—	(0.1)
Loss on early extinguishment of debt	(1.0)	—	(4.4)	—
Other expense — net	(2.6)	(3.6)	(7.0)	(9.6)
Earnings before income taxes	$45.0	$32.0	$82.0	$73.9

Adjusted Operating EBITDA % by segment (1) :
Americas	21.9%	21.4%	19.7%	20.0%
EMEA	21.7%	15.3%	20.1%	13.5%
APAC	14.7%	17.0%	13.9%	13.3%
(1) Adjusted Operating EBITDA % in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (2):
United States	$248.9	$257.5	$710.3	$713.7
Other Americas	23.1	26.2	70.9	73.2
EMEA	62.6	56.7	179.2	177.5
APAC	45.8	43.6	119.1	113.5
Total net sales by geographic area	$380.4	$384.0	$1,079.5	$1,077.9
(2) Net sales in the section above are attributed to geographic regions based on location of customer.

As of September 30, 2017 and December 31, 2016, total assets by reportable segment are as follows:

(in millions)	September 30, 2017	December 31, 2016
Total assets by segment:
Americas	$1,472.6	$1,463.7
EMEA	124.6	102.6
APAC	127.4	110.8
Corporate	137.5	92.0
Total assets	$1,862.1	$1,769.1

19. Net Parent Company Investment and Related Party Transactions

Related Party Transactions and Cash Management Prior to the Spin-Off

The Company does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between the Company and MTW are reflected in the consolidated (condensed) statements of cash flows as a financing activity in “Net transactions with MTW.” Prior to the Spin-Off, the Company participated in MTW's centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.

Corporate Cost Allocations Prior to the Spin-Off

Prior to the Spin-Off, MTW performed certain general and corporate functions on the Company's behalf. The related costs included, but were not limited to, accounting, treasury, tax, legal, human resources, audit, and information technology (“general corporate expenses”). For purposes of preparing the combined financial statements for the period prior to the Spin-Off, these costs were allocated on a basis of direct usage, where identifiable, or through the use of allocation methodologies based on percentage of sales, headcount, or other methodologies deemed appropriate by management. These general corporate expenses were included within “Selling, general and administrative expenses." Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent the Company's results of operations, financial position, or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to the Company during the nine months ended September 30, 2016 was $5.2 million.

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

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in the Company and certain assets and liabilities in exchange for a $1,362.0 million cash distribution that was funded through the long-term debt incurred by the Company. In addition, separation related adjustments are included in additional paid-in capital (deficit) on the consolidated (condensed) balance sheet as of December 31, 2016 consisting of net liabilities assumed by the Company related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million and income taxes payable of $0.6 million.

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

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	139,162,556	138,277,039	138,978,203	137,618,628

Effect of dilutive securities:
Options	888,095	602,516	849,018	600,322
Unvested restricted stock units	540,122	443,842	594,470	413,076
Unvested performance share units	294,253	165,180	197,696	203,808
Effect of dilutive securities	1,722,470	1,211,538	1,641,184	1,217,206

Diluted weighted average common shares outstanding	140,885,026	139,488,577	140,619,387	138,835,834

For the three and nine months ended September 30, 2017, 0.8 million, of common shares issuable upon the exercise of stock options were anti-dilutive and were excluded from the calculation of diluted shares, respectively.

On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of approximately $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the nine months ended September 30, 2017 and 2016.

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

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
(Unaudited)

	Three months ended September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$273.8	$198.8	$(92.2)	$380.4
Cost of sales	1.2	187.0	140.5	(92.2)	236.5
Gross profit	(1.2)	86.8	58.3	—	143.9
Selling, general and administrative expenses	9.6	34.4	22.5	—	66.5
Amortization expense	—	7.1	0.8	—	7.9
Separation expense	0.3	—	—	—	0.3
Restructuring expense	0.1	2.4	0.3	—	2.8
Gain from impairment or disposal of assets — net	—	(0.1)	(3.8)	—	(3.9)
(Loss) earnings from operations	(11.2)	43.0	38.5	—	70.3
Interest expense	20.7	0.3	0.7	—	21.7
Loss on early extinguishment of debt	1.0	—	—	—	1.0
Other (income) expense — net	(3.0)	(5.2)	10.8	—	2.6
Equity in earnings (loss) of subsidiaries	52.1	22.1	—	(74.2)	—
Earnings (loss) before income taxes	22.2	70.0	27.0	(74.2)	45.0
Income tax (benefit) expense	(10.9)	17.9	4.9	—	11.9
Net earnings (loss)	$33.1	$52.1	$22.1	$(74.2)	$33.1
Total other comprehensive income (loss), net of tax	2.5	7.4	6.6	(14.0)	2.5
Comprehensive income (loss)	$35.6	$59.5	$28.7	$(88.2)	$35.6

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
(Unaudited)

	Three months ended September 30, 2016
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$285.4	$192.2	$(93.6)	384.0
Cost of sales	1.2	197.2	137.2	(93.6)	242.0
Gross profit	(1.2)	88.2	55.0	—	142.0
Selling, general and administrative expenses	8.3	37.9	23.7	—	69.9
Amortization expense	—	7.1	0.7	—	7.8
Separation expense	1.3	0.1	—	—	1.4
Restructuring expense	—	0.6	—	—	0.6
Asset impairment expense	—	1.7	—	—	1.7
(Loss) earnings from operations	(10.8)	40.8	30.6	—	60.6
Interest expense	24.2	0.2	0.6	—	25.0
Other expense — net	1.4	1.4	0.8	—	3.6
Equity in earnings (loss) of subsidiaries	41.0	22.6	—	(63.6)	—
Earnings (loss) before income taxes	4.6	61.8	29.2	(63.6)	32.0
Income tax (benefit) expense	(20.3)	20.8	6.6	—	7.1
Net earnings (loss)	$24.9	$41.0	$22.6	$(63.6)	$24.9
Total other comprehensive (loss) income, net of tax	(1.5)	(0.8)	(0.7)	1.5	(1.5)
Comprehensive income (loss)	$23.4	$40.2	$21.9	$(62.1)	$23.4

WELBILT, INC.
Consolidating (Condensed) Statement of Operations
(Unaudited)

	Nine months ended September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$792.4	$567.2	$(280.1)	$1,079.5
Cost of sales	2.9	555.7	396.9	(280.1)	675.4
Gross profit	(2.9)	236.7	170.3	—	404.1
Selling, general and administrative expenses	29.4	116.1	70.0	—	215.5
Amortization expense	—	21.3	2.1	—	23.4
Separation expense	1.5	—	—	—	1.5
Restructuring expense	4.9	3.2	0.4	—	8.5
(Gain) loss from impairment or disposal of assets — net	—	(0.5)	(3.6)	—	(4.1)
(Loss) earnings from operations	(38.7)	96.6	101.4	—	159.3
Interest expense	63.1	0.8	2.0	—	65.9
Loss on early extinguishment of debt	4.4	—	—	—	4.4
Other (income) expense — net	(8.5)	(14.9)	30.4	—	7.0
Equity in earnings (loss) of subsidiaries	131.7	62.0	—	(193.7)	—
Earnings (loss) before income taxes	34.0	172.7	69.0	(193.7)	82.0
Income tax (benefit) expense	(34.2)	41.0	7.0	—	13.8
Net earnings (loss)	$68.2	$131.7	$62.0	$(193.7)	$68.2
Total other comprehensive income (loss), net of tax	14.1	18.2	15.4	(33.6)	14.1
Comprehensive income (loss)	$82.3	$149.9	$77.4	$(227.3)	$82.3

 WELBILT, INC.
Consolidating (Condensed) Statement of Operations
(Unaudited)

	Nine months ended September 30, 2016
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$804.4	$546.6	$(273.1)	$1,077.9
Cost of sales	2.4	559.5	394.8	(273.1)	683.6
Gross profit	(2.4)	244.9	151.8	—	394.3
Selling, general and administrative expenses	26.6	112.7	77.8	—	217.1
Amortization expense	—	21.4	2.1	—	23.5
Separation expense	5.6	—	0.1	—	5.7
Restructuring expense	—	1.4	0.8	—	2.2
Asset impairment expense	—	1.7	—	—	1.7
(Loss) earnings from operations	(34.6)	107.7	71.0	—	144.1
Interest expense	58.2	1.0	1.3	—	60.5
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Other expense (income) — net	12.4	46.9	(49.7)	—	9.6
Equity in earnings (loss) of subsidiaries	114.9	86.8	—	(201.7)	—
Earnings (loss) before income taxes	9.7	146.6	119.3	(201.7)	73.9
Income tax (benefit) expense	(48.4)	31.7	32.5	—	15.8
Net earnings (loss)	$58.1	$114.9	$86.8	$(201.7)	$58.1
Total other comprehensive income (loss), net of tax	3.4	14.8	20.2	(35.0)	3.4
Comprehensive income (loss)	$61.5	$129.7	$107.0	$(236.7)	$61.5

WELBILT, INC.
Consolidating (Condensed) Balance Sheet
(Unaudited)

	September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.6	$2.9	$117.9	$—	$128.4
Restricted cash	—	—	0.2	—	0.2
Accounts receivable — net	—	0.1	88.3	(2.0)	86.4
Inventories — net	—	84.2	84.9	—	169.1
Prepaids and other current assets	5.7	6.6	9.2	—	21.5
Total current assets	13.3	93.8	300.5	(2.0)	405.6
Property, plant and equipment — net	1.0	67.6	41.9	—	110.5
Goodwill	—	832.4	13.6	—	846.0
Other intangible assets — net	—	402.2	65.2	—	467.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,144.6	—	(3,144.6)	—
Investment in subsidiaries	3,912.0	—	—	(3,912.0)	—
Other non-current assets	4.2	5.2	30.3	(7.1)	32.6
Total assets	$3,930.5	$4,565.8	$451.5	$(7,085.7)	$1,862.1
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$58.1	$51.8	$(2.0)	$108.1
Accrued expenses and other liabilities	26.0	84.5	52.4	—	162.9
Short-term borrowings	—	—	4.0	—	4.0
Current portion of long-term debt and capital leases	—	0.5	—	—	0.5
Product warranties	—	16.6	7.4	—	24.0
Total current liabilities	26.2	159.7	115.6	(2.0)	299.5
Long-term debt and capital leases	1,290.3	1.3	1.0	—	1,292.6
Deferred income taxes	120.0	—	19.2	—	139.2
Pension and post-retirement health obligations	44.5	4.8	—	(7.1)	42.2
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,374.6	—	770.0	(3,144.6)	—
Investment in subsidiaries	—	462.6	—	(462.6)	—
Other long-term liabilities	15.2	25.4	4.0	—	44.6
Total non-current liabilities	3,860.3	494.1	798.5	(3,634.3)	1,518.6
Total equity (deficit):
Total equity (deficit)	44.0	3,912.0	(462.6)	(3,449.4)	44.0
Total liabilities and equity (deficit)	$3,930.5	$4,565.8	$451.5	$(7,085.7)	$1,862.1

WELBILT, INC.
Consolidating (Condensed) Balance Sheet
(Audited)

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

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(30.0)	$62.8	$33.0	$—	$65.8
Cash flows from investing activities
Capital expenditures	(0.4)	(8.9)	(4.8)	—	(14.1)
Proceeds from sale of property, plant and equipment	—	6.0	6.3		12.3
Changes in restricted cash	—	—	6.3	—	6.3
Intercompany investment	—	(59.0)	—	59.0	—
Net cash (used in) provided by investing activities	(0.4)	(61.9)	7.8	59.0	4.5
Cash flows from financing activities
Proceeds from long-term debt and capital leases	140.3	—	0.6	—	140.9
Repayments on long-term debt and capital leases	(133.8)	(0.3)	(0.7)	—	(134.8)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Changes in short-term borrowings	—	—	4.0	—	4.0
Exercises of stock options	3.2	—	—	—	3.2
Intercompany financing	29.9	—	29.1	(59.0)	—
Net cash provided by (used in) financing activities	37.6	(0.3)	33.0	(59.0)	11.3
Effect of exchange rate changes on cash	—	—	(7.0)	—	(7.0)
Net increase in cash and cash equivalents	7.2	0.6	66.8	—	74.6
Balance at beginning of period	0.4	2.3	51.1	—	53.8
Balance at end of period	$7.6	$2.9	$117.9	$—	$128.4

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2016
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(4.0)	$98.5	$(42.7)	$—	$51.8
Cash flows from investing activities
Capital expenditures	(0.6)	(5.4)	(4.8)	—	(10.8)
Changes in restricted cash	—	—	(2.9)	—	(2.9)
Intercompany investment	—	(51.0)	—	51.0	—
Proceeds from intercompany note	—	—	42.4	(42.4)	—
Net cash (used in) provided by investing activities	(0.6)	(56.4)	34.7	8.6	(13.7)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,466.9	—	8.7	—	1,475.6
Repayments on long-term debt and capital leases	(86.8)	(0.5)	(7.3)	—	(94.6)
Debt issuance costs	(41.2)	—	—	—	(41.2)
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	7.0	—	—	—	7.0
Exercises of stock options	15.1	—	—	—	15.1
Intercompany financing	15.7	—	35.3	(51.0)	—
Repayments on intercompany note	—	(42.4)	—	42.4	—
Net cash provided by (used in) financing activities	14.7	(42.9)	36.7	(8.6)	(0.1)
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents	10.1	(0.8)	28.3	—	37.6
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$10.1	$2.7	$56.8	$—	$69.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated (condensed) financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on February 24, 2017. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods or what our financial condition, results of operation and cash flows would have been had Welbilt, Inc. been an independent, publicly-traded company prior to March 4, 2016. This Quarterly Report on Form 10-Q, including matters discussed under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions that may cause actual results to differ materially from those discussed in the forward -looking statements.

Business Overview

On January 29, 2015, The Manitowoc Company, Inc. ("MTW") announced plans to create two independent public companies to separately operate its two businesses: its Cranes business and its Foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the Cranes business, and Manitowoc Foodservice, Inc. ("MFS") held the Foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent publicly traded company (the "Distribution"). The “Spin-Off” refers to both the above described internal reorganization and the Distribution, collectively.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table sets forth our consolidated results for the periods presented:

	Three Months Ended September 30,		Change
Millions of dollars	2017	2016	$	%
Net sales	$380.4	$384.0	$(3.6)	(0.9)%
Cost of sales	236.5	242.0	(5.5)	(2.3)%
Gross profit	143.9	142.0	1.9	1.3%
Selling, general and administrative expenses	66.5	69.9	(3.4)	(4.9)%
Amortization expense	7.9	7.8	0.1	1.3%
Separation expense	0.3	1.4	(1.1)	(78.6)%
Restructuring expense	2.8	0.6	2.2	366.7%
(Gain) loss from impairment or disposal of assets — net	(3.9)	1.7	(5.6)	N/M
Earnings from operations	70.3	60.6	9.7	16.0%
Interest expense	21.7	25.0	(3.3)	(13.2)%
Loss on early extinguishment of debt	1.0	—	1.0	N/M
Other expense — net	2.6	3.6	(1.0)	(27.8)%
Earnings before income taxes	45.0	32.0	13.0	40.6%
Income taxes	11.9	7.1	4.8	67.6%
Net earnings	$33.1	$24.9	$8.2	32.9%
N/M = Not Meaningful

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Dollars of Sales				Percent of Sales
	Three Months Ended September 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)	Three Months Ended September 30,
(in millions)	2017	2016			2017	2016
Net sales:
Americas	$302.2	$316.9	$(14.7)	(4.6)%	79.5%	82.5%
EMEA	80.3	67.9	12.4	18.3%	21.1%	17.7%
APAC	51.8	52.5	(0.7)	(1.3)%	13.6%	13.7%
Elimination of intersegment sales	(53.9)	(53.3)	(0.6)	1.1%	(14.2)%	(13.9)%
Total net sales	$380.4	$384.0	$(3.6)	(0.9)%	100.0%	100.0%

Consolidated net sales totaled $380.4 million for the three months ended September 30, 2017, representing a decrease of $3.6 million, or 0.9%, compared to the prior year period. The decrease was driven by lower volumes partially offset by positive net pricing. Prior year net sales for this period included $3.1 million from operations in Latin America and China that were divested in 2016. This was partially offset by the favorable foreign currency translation impact on the net sales for the three months ended September 30, 2017 by $2.8 million, or 0.8%.

Net sales in the Americas segment for the three months ended September 30, 2017 decreased $14.7 million, or 4.6%, which consisted of lower third party net sales of $13.0 million and a decrease in intersegment sales of $1.7 million. The third party net sales decrease was primarily driven by lower sales of hot-side and KitchenCare® products. Foreign currency translation had a positive impact on third party net sales of $1.2 million for the three months ended September 30, 2017.

Net sales in the EMEA segment for the three months ended September 30, 2017 increased $12.4 million, or 18.3%, which consisted of higher third party net sales of $7.1 million and an increase in intersegment sales of $5.3 million. Third party net sales increased primarily due to higher sales of both cold-side and hot-side products and improved KitchenCare® sales partially offset by lost sales from 80/20 product line simplification. Foreign currency translation had a positive impact on third party net sales of $1.6 million for the three months ended September 30, 2017.

Net sales in the APAC segment for the three months ended September 30, 2017 decreased $0.7 million, or 1.3%, which consisted of lower intersegment sales of $3.0 million partially offset by an increase in third party sales of $2.3 million. Third party net sales increased primarily due to higher KitchenCare® sales. Foreign currency translation had a minimal impact on third party net sales for the three months ended September 30, 2017.

Analysis of Earnings from Operations

Consolidated earnings from operations for the three months ended September 30, 2017 totaled $70.3 million, an increase of $9.7 million, or 16.0%, compared to the prior year period, which was principally driven by savings from the Simplification and Right-Sizing Initiatives of $10.3 million, the gain of $3.8 million recognized from the sale of our Singapore building in July 2017, increased net pricing of $3.5 million, a decrease of $3.4 million in selling, general and administrative expenses and a decrease in continued separation costs incurred subsequent to the Spin-Off of $1.1 million. This was partially offset by the negative impact from lower volumes of $6.1 million, material cost inflation of $3.6 million and one-time restructuring charges of $2.9 million associated with a company-wide reduction in force in August 2017. Our Simplification and Right-Sizing Initiatives include 80/20 pricing, product-line and customer-line simplification, product cost take out, lean manufacturing implementation, strategic sourcing, KitchenCare® operational improvements, manufacturing capacity reduction and reduction in workforce.

Total selling, general and administrative expenses amounted to $66.5 million for the three months ended September 30, 2017, a decrease of $3.4 million, or 4.9%, compared to the prior year period. The decrease was principally due to: (i) $2.4 million of employee group health insurance expense reduction primarily as a result of changes in the projections of our future obligation, (ii) $2.0 million of capitalized development costs related to increased innovation, new product development and internal-use software projects and (iii) $1.2 million associated with a vendor settlement. Also contributing to the decrease was $0.9 million of lower employee costs associated with the company-wide reductions in force completed in 2017. These decreases were partially offset by higher stock and incentive compensation expenses of $2.7 million and the impact of foreign currency translation of $0.4 million.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Dollars of Segment Adjusted Operating EBITDA
	Three Months Ended September 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2017	2016
Segment Adjusted Operating EBITDA:
Americas	$66.3	$67.9	$(1.6)	(2.4)%
EMEA	17.4	10.4	7.0	67.3%
APAC	7.6	8.9	(1.3)	(14.6)%
Total Segment Adjusted Operating EBITDA	$91.3	$87.2	$4.1	4.7%

Adjusted Operating EBITDA in the Americas segment for the three months ended September 30, 2017 decreased by $1.6 million, or 2.4%. This decrease was primarily driven by the negative impact from lower volumes and material cost inflation. This was partially offset by savings of $7.9 million from the Simplification and Right-Sizing Initiatives and favorable impacts from employee group health insurance, capitalized development costs for innovation, new product development and internal-use software projects and a vendor settlement.

Adjusted Operating EBITDA in the EMEA segment for the three months ended September 30, 2017 increased by $7.0 million, or 67.3%, which was primarily driven by improved net pricing, savings from the Simplification and Right-Sizing Initiatives of $1.3 million and higher leverage from increased volumes.

Adjusted Operating EBITDA in the APAC segment for the three months ended September 30, 2017 decreased by $1.3 million, or 14.6%, This decrease was primarily driven by the negative impact of net pricing. This was partially offset by savings of $0.9 million from the Simplification and Right-Sizing Initiatives.

Analysis of Non-Operating Income Statement Items

For the three months ended September 30, 2017, interest expense was $21.7 million, a $3.3 million decrease from the prior year period, which was primarily due to the repricing of our Term Loan B facility in March 2017 and September 2017, providing for a reduction to our maximum applicable margin by 1.75% and 0.25%, respectively, as well as principal payments made on our Term Loan B facility of $90.0 million since September 30, 2016. We incurred $1.0 million of loss on early extinguishment of debt in conjunction with the September 2017 repricing event during the third quarter of 2017. See "—Liquidity and Capital Resources" as well as Note 10, "Debt," to our unaudited consolidated (condensed) financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion on our long-term debt and related future interest obligations.

"Other expense—net" reflects primarily amortization of debt issuance costs on the aforementioned long-term debt, gains and losses on derivatives not designated as hedging instruments, gains and losses on the disposal of businesses and foreign currency gains and losses.

Analysis of Income Taxes

Our effective tax rate for the three months ended September 30, 2017 and 2016 was 26.4% and 22.2%, respectively. The increase in the Company's effective tax rate for the three months ended September 30, 2017 relative to the three months ended September 30, 2016, was primarily due to a $1.3 million decrease in the discrete benefit related to the valuation allowance release recorded in the second quarter of 2017 of $9.5 million, which was associated with deferred tax assets for certain entities in the United Kingdom (“U.K.”).

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table sets forth our consolidated results for the periods presented:

	Nine Months Ended September 30,		Change
Millions of dollars	2017	2016	$	%
Net sales	$1,079.5	$1,077.9	$1.6	0.1%
Cost of sales	675.4	683.6	(8.2)	(1.2)%
Gross profit	404.1	394.3	9.8	2.5%
Selling, general and administrative expenses	215.5	217.1	(1.6)	(0.7)%
Amortization expense	23.4	23.5	(0.1)	(0.4)%
Separation expense	1.5	5.7	(4.2)	(73.7)%
Restructuring expense	8.5	2.2	6.3	286.4%
(Gain) loss from impairment or disposal of assets — net	(4.1)	1.7	(5.8)	N/M
Earnings from operations	159.3	144.1	15.2	10.5%
Interest expense	65.9	60.5	5.4	8.9%
Interest expense on notes with MTW — net	—	0.1	(0.1)	(100.0)%
Loss on early extinguishment of debt	4.4	—	4.4	N/M
Other expense — net	7.0	9.6	(2.6)	(27.1)%
Earnings before income taxes	82.0	73.9	8.1	11.0%
Income taxes	13.8	15.8	(2.0)	(12.7)%
Net earnings	$68.2	$58.1	$10.1	17.4%
N/M = Not Meaningful

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Dollars of Sales				Percent of Sales
	Nine Months Ended September 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)	Nine Months Ended September 30,
(in millions)	2017	2016			2017	2016
Net sales:
Americas	$875.8	$881.7	$(5.9)	(0.7)%	81.1%	81.8%
EMEA	224.2	212.8	11.4	5.4%	20.8%	19.7%
APAC	138.4	134.5	3.9	2.9%	12.8%	12.5%
Elimination of intersegment sales	(158.9)	(151.1)	(7.8)	5.2%	(14.7)%	(14.0)%
Total net sales	$1,079.5	$1,077.9	$1.6	0.1%	100.0%	100.0%

Consolidated net sales totaled $1,079.5 million for the nine months ended September 30, 2017, representing a $1.6 million, or 0.1%, increase compared to the prior year period. This increase was driven primarily by positive net pricing partially offset by decreased volumes. Prior year net sales for this period included $8.7 million from operations in Latin America and China that were divested in 2016. In addition, foreign currency translation negatively impacted net sales for the nine months ended September 30, 2017 by $8.3 million, or 0.7%.

Net sales in the Americas segment for the nine months ended September 30, 2017 decreased $5.9 million, or 0.7%, which consisted of a decrease in third party net sales of $10.7 million offset by higher intersegment sales of $4.8 million. The third party net sales decrease was primarily driven by lower sales of hot-side and KitchenCare® products, which were partially offset by increased sales of cold-side products. Foreign currency translation had a positive impact on third party net sales of $0.5 million for the nine months ended September 30, 2017.

Net sales in the EMEA segment for the nine months ended September 30, 2017 increased $11.4 million, or 5.4%, which consisted of a increase in third party net sales of $5.7 million and higher intersegment sales of $5.7 million. Third party net sales increased primarily due to higher sales of both hot-side and cold-side products partially offset by lost sales from 80/20 product line simplification. Foreign currency translation had a negative impact on third party net sales of $7.6 million for the nine months ended September 30, 2017.

Net sales in the APAC segment for the nine months ended September 30, 2017 increased $3.9 million, or 2.9%, which consisted of an increase in third party sales of $6.6 million partially offset by lower intersegment sales of $2.7 million. Third party net sales increased primarily due to higher sales of hot-side products and improved KitchenCare® sales partially offset by the divestiture of a parts and field service business in China in January 2017. Foreign currency translation had a negative impact on third party net sales of $1.2 million for the nine months ended September 30, 2017.

Analysis of Earnings from Operations

Consolidated earnings from operations for the nine months ended September 30, 2017 totaled $159.3 million, an increase of $15.2 million, or 10.5%, compared to the prior year period, which was principally driven by savings from: (i) Simplification and Right-Sizing Initiatives of $31.2 million, (ii) increased net pricing of $10.3 million, (iii) a decrease in separation costs incurred in connection with the Spin-Off of $4.2 million, (iv) gain of $3.8 million recognized for the sale of our Singapore building in July 2017 and (v) a decrease in selling, general and administrative expenses. This was partially offset by: (i) the negative impact from lower volumes and product mix of $14.1 million, (ii) material cost inflation of $11.2 million and (iii) restructuring charges of $8.5 million primarily associated with executive retirements and company-wide workforce reductions.

Total selling, general and administrative expenses amounted to $215.5 million for the nine months ended September 30, 2017, a decrease of $1.6 million, or 0.7%, compared to the prior year period. The decrease was principally due to $5.6 million of favorable items during the third quarter of 2017 as discussed above and the positive impact of foreign currency translation of $1.7 million. Also contributing to the decrease was $1.4 million of lower employee costs associated with company-wide reductions in force completed in 2017. These decreases were partially offset by higher stock and incentive compensation expenses of $4.1 million and $2.0 million of higher spending on innovation and new product development expenses.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Dollars of Segment Adjusted Operating EBITDA
	Nine Months Ended September 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2017	2016
Segment Adjusted Operating EBITDA:
Americas	$172.2	$176.0	$(3.8)	(2.2)%
EMEA	45.0	28.8	16.2	56.3%
APAC	19.3	17.9	1.4	7.8%
Total Segment Adjusted Operating EBITDA	$236.5	$222.7	$13.8	6.2%

Adjusted Operating EBITDA in the Americas segment for the nine months ended September 30, 2017 decreased by $3.8 million, or 2.2%. This decrease was primarily driven by the negative impact from lower volumes and product mix as well as material cost inflation. This was partially offset by $24.8 million of savings from the Simplification and Right-Sizing Initiatives.

Adjusted Operating EBITDA in the EMEA segment for the nine months ended September 30, 2017 increased by $16.2 million, or 56.3%, which was primarily driven by improved net pricing, higher volumes and savings from the Simplification and Right-Sizing Initiatives of $3.7 million. These increases were partially offset by the negative impact from foreign currency translation, product mix and material cost inflation.

Adjusted Operating EBITDA in the APAC segment for the nine months ended September 30, 2017 increased by $1.4 million, or 7.8%, which was primarily driven by higher sales volumes, improved product mix and savings from the Simplification and Right-Sizing Initiatives of $2.3 million, partially offset by unfavorable net pricing.

Analysis of Non-Operating Income Statement Items

For the nine months ended September 30, 2017, interest expense was $65.9 million, a $5.4 million increase from the prior year period, which was primarily due to interest expense being recorded for only a portion of 2016 as we issued $1,400.0 million of long-term debt in March 2016. The loss on early extinguishment of debt of $4.4 million recognized during the nine months ended September 30, 2017 includes both the extinguishment associated with the two repricing events in 2017 as well as the correction of an error: during the first quarter of 2017, we recorded an out-of-period adjustment of $2.7 million for the loss incurred on prepayments made on our Term Loan B Facility (as defined below under “—Liquidity and Capital Resources—Financing Resources—Senior Secured Credit Facilities”) in 2016 related to unamortized debt issuance costs; we also recorded an associated income tax benefit of $1.0 million that was recognized as a discrete adjustment in the income tax provision for the first quarter of 2017.

Other expense—net decreased $2.6 million from the prior year period primarily due to the gain recognized for the sale of our China field service business during the first quarter of 2017 and foreign currency gains recognized during the nine months ended September 30, 2017. This was partially offset by losses recognized during the period from derivatives not designated as hedging instruments.

Analysis of Income Taxes

The Company's effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign effective tax rates that are generally lower than the U.S. federal statutory rate in addition to discrete tax adjustments recorded in 2016 and the first nine months of 2017. Foreign earnings are generated from operations in the Company's three reportable segments of Americas, EMEA, and APAC.

Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 16.8% and 21.4%, respectively. The decrease in the Company's effective tax rate for the nine months ended September 30, 2017, relative to the nine months ended September 30, 2016, was primarily due to the release of the relevant valuation allowance totaling $8.2 million recorded against the deferred tax assets for certain entities in the U.K. as a discrete adjustment. Additionally, a $1.0 million income tax benefit was recognized as a discrete item during the first quarter of 2017 related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs of the Term Loan B facility as discussed in Note 10, “Debt”. These were partially offset by the out-of-period balance sheet adjustments related to the Spin-Off of $2.9 million that was recognized as a discrete benefit in the income tax provision for the nine months ended September 30, 2016.

In connection with the Spin-Off and as a result of MTW filing the 2016 U.S. corporate income tax returns at the end of the third quarter of 2017, an adjustment was recorded during the three months ended September 30, 2017 to true-up for the correction of differences between the book and tax bases of certain assets and liabilities, resulting in a $7.2 million increase in deferred tax liabilities with an offsetting decrease in additional paid-in capital.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

The Company's primary future cash needs will be centered on operating activities, working capital, debt service and capital investments, including potential investments for future acquisitions. The Company's ability to fund its cash needs depends on its ongoing ability to generate and raise cash. Although the Company believes that its future cash from operations, together with its access to capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) its credit rating, (ii) the liquidity of the overall capital markets and (iii) the then-current state of the economy. There can be no assurances that the Company will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

The following summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in millions)	2017	2016	Change
Cash provided by (used in):
Operating activities	$65.8	$51.8	$14.0
Investing activities	4.5	(13.7)	18.2
Financing activities	11.3	(0.1)	11.4
Effect of exchange rate changes on cash	(7.0)	(0.4)	(6.6)
Net change in cash and cash equivalents	$74.6	$37.6	$37.0

Cash and cash equivalents as of September 30, 2017 totaled $128.4 million, an increase of $74.6 million from the December 31, 2016 balance of $53.8 million. Cash flows provided by operating activities for the nine months ended September 30, 2017 were $65.8 million compared to $51.8 million for the nine months ended September 30, 2016.

Cash flows provided by investing activities for the nine months ended September 30, 2017 were $4.5 million compared to cash flows used in investing activities of $13.7 million for the nine months ended September 30, 2016. The increase in cash provided by investing activities was primarily attributable to proceeds totaling $12.3 million from the dispositions of our Cleveland, Sellersburg and Singapore properties and changes in restricted cash of $9.2 million.

Cash flows provided by financing activities for the nine months ended September 30, 2017 were $11.3 million compared to cash flows used in financing activities of $0.1 million for the nine months ended September 30, 2016. The increase in cash provided by financing activities was primarily attributable to a net increase in outstanding borrowings of $10.1 million. During the nine months ended September 30, 2016, we used the proceeds from the issuance of debt in March 2016 to make the $1,362.0 million dividend payment to MTW in connection with the Spin-Off.

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

On March 6, 2017, the Company entered into an amendment to its 2016 Credit Agreement to reprice the outstanding Term Loan B Facility of $825.0 million, providing for a decrease to the maximum applicable margin for London Interbank Offered Rate (“LIBOR”) and Alternate Base Rate (“ABR”) loans by 1.75% (the “Second Amendment”).

Subsequent to the Second Amendment, borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 3.00% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

On September 7, 2017, the Company entered into an amendment again to its 2016 Credit Agreement to reprice the outstanding Term Loan B Facility of $815.0 million, providing for a decrease to the maximum applicable margin for LIBOR and ABR loans by 0.25% (the “Third Amendment”).

Subsequent to the Third Amendment, borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
September 30, 2017	5.00:1.00	4.82:1.00	2.75:1.00	3.06:1.00

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

Outstanding debt at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30,	December 31,
(in millions)	2017	2016
Revolving credit facility	$80.0	$63.5
Term Loan B	815.0	825.0
Senior Notes due 2024	425.0	425.0
Other	6.9	3.3
Total debt and capital leases, including current portion	1,326.9	1,316.8
Less: current portion and short-term borrowings	(4.5)	(1.6)
Less: unamortized debt issuance costs and debt discount	(30.1)	(36.5)
Plus: fair value of the interest rate swap	0.3	—
Total long-term debt and capital leases	$1,292.6	$1,278.7

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how management evaluates the Company’s operating performance and liquidity. In addition, these non-GAAP measures address questions the Company routinely receives from analysts and investors and, in order to assure that all investors have access to similar data the Company has determined that it is appropriate to make this data available to all investors. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash provided by operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Free Cash Flow

The Company refers to Free Cash Flow, which represents net cash provided by operating activities less property, plant and equipment additions. The Company believes this non-GAAP financial measure is useful to investors in measuring the Company's ability to generate cash internally to fund initiatives such as debt repayment, acquisitions, dividends and share repurchases. Free Cash Flow reconciles to net cash provided by operating activities presented in accordance with U.S. GAAP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Free Cash Flow:
Net cash provided by operating activities	$65.1	$49.6	$65.8	$51.8
Capital expenditures	(5.8)	(4.6)	(14.1)	(10.8)
Free Cash Flow	$59.3	$45.0	$51.7	$41.0

Adjusted Operating EBITDA

In addition to analyzing its results on a U.S. GAAP basis, management also reviews its results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense - net, depreciation and amortization plus certain items such as gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. Management uses Adjusted Operating EBITDA as the basis on which it evaluates its financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. During the first quarter of 2017, we updated our definition of Adjusted Operating EBITDA (previously titled “Adjusted Operating EBITA”) to exclude depreciation expense and loss on early extinguishment of debt. The prior periods have been revised as necessary to reflect these changes for consistency of presentation. Adjusted Operating EBITDA reconciles to net earnings presented in accordance with U.S. GAAP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentage data)	2017	2016	2017	2016
Adjusted Operating EBITDA:
Net earnings	$33.1	$24.9	$68.2	$58.1
Income taxes	11.9	7.1	13.8	15.8
Other expense — net	2.6	3.6	7.0	9.6
Loss on early extinguishment of debt	1.0	—	4.4	—
Interest expense on notes with MTW — net	—	—	—	0.1
Interest expense	21.7	25.0	65.9	60.5
Earnings from operations	70.3	60.6	159.3	144.1
(Gain) loss from impairment or disposal of assets — net	(3.9)	1.7	(4.1)	1.7
Restructuring expense	2.8	0.6	8.5	2.2
Separation expense	0.3	1.4	1.5	5.7
Amortization expense	7.9	7.8	23.4	23.5
Depreciation expense	4.1	4.2	12.1	13.0
Total Adjusted Operating EBITDA	$81.5	$76.3	$200.7	$190.2

Adjusted Operating EBITDA margin (1)	21.4%	19.9%	18.6%	17.6%
(1) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

The Company refers to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt, net of taxes. Adjusted Diluted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. We believe these measures are helpful to investors in assessing the Company's ongoing performance of its underlying businesses before the impact of certain items. During the first quarter of 2017, we updated our definition of Adjusted Net Earnings and Adjusted Diluted Net Earnings per Share to exclude loss on early extinguishment of debt and loss on early extinguishment of debt per share, respectively. The prior periods have been revised as necessary to reflect these changes for consistency of presentation. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2017	2016	2017	2016
Adjusted Net Earnings:
Net earnings	$33.1	$24.9	$68.2	$58.1
(Gain) loss from impairment or disposal of assets — net	(3.9)	1.7	(4.1)	1.7
Restructuring expense	2.8	0.6	8.5	2.2
Separation expense	0.3	1.4	1.5	5.7
Loss on early extinguishment of debt	1.0	—	4.4	—
Tax effect of adjustments (1)	(1.5)	(1.2)	(5.4)	(3.4)
Total Adjusted Net Earnings	$31.8	$27.4	$73.1	$64.3

Adjusted Diluted Net Earnings Per Share(2):
Diluted net earnings per share	$0.24	$0.18	$0.49	$0.42
(Gain) loss from impairment or disposal of assets — net per share	(0.03)	0.01	(0.03)	0.01
Restructuring expense per share	0.02	0.01	0.06	0.02
Separation expense per share	—	0.01	0.01	0.04
Loss on early extinguishment of debt per share	0.01	—	0.03	—
Tax effect of adjustments per share (1)	(0.01)	(0.01)	(0.04)	(0.03)
Total Adjusted Diluted Net Earnings Per Share	$0.23	$0.20	$0.52	$0.46
(1) The tax effect of adjustments is determined using the effective tax rates for the countries comprising such adjustments.
(2) For the nine months ended September 30, 2016, Adjusted Diluted Net Earnings Per Share was retrospectively restated for the number of shares outstanding immediately following the Spin-Off.

Organic Net Sales

The Company refers to Organic Net Sales. Organic Net Sales reflect net sales before the impact of divestitures and foreign currency translation. The impact from foreign currency translation is calculated by translating current period balances at prior period rates. We believe this measure is helpful to investors in assessing the Company's ongoing performance of its underlying businesses. Organic Net Sales reconciles to net sales presented in accordance with U.S. GAAP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net sales (as reported)	$380.4	$384.0	$1,079.5	$1,077.9
Less: Latin America Kysor Panel Systems sales	—	(2.0)	—	(5.8)
Less: China field service sales	—	(1.1)	—	(2.9)
Foreign currency translation	(2.8)	—	8.3	—
Organic Net Sales	$377.6	$380.9	$1,087.8	$1,069.2

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

Cautionary Note Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations and assumptions on which those plans or objectives are based. Certain of these forward-looking statements can be identified by the use of words such as “anticipates,” "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," “should” or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

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

•	the Company's ability to retain its executive management team and to attract qualified new personnel;
•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;
•	availability of certain raw materials;
•	growth of general and administrative expenses, including health care and postretirement costs;
•	changes in raw material prices, commodity prices and hedges in place;
•	actions of competitors, including competitive pricing;
•	the successful development of innovative products and market acceptance of new and innovative products;
•	the ability to focus and capitalize on product quality and reliability;
•	unanticipated issues associated with the quality of materials and components sourced from third parties and resolution of those issues;
•	unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;
•	consumer demand for products from the quick-service restaurant chains;
•	growth in demand for foodservice equipment by customers in emerging markets;
•	global expansion of customers;
•	changes in the markets the Company serves;
•	unanticipated changes in consumer spending;
•	unfavorable outcomes in product liability lawsuits, or an increase in the volume of product liability lawsuits;
•	unexpected costs incurred in protecting its intellectual property;

•	weather;
•	changes in domestic and international economic and industry conditions;
•	work stoppages, labor negotiations, rates and temporary labor;
•	the availability of local suppliers and skilled labor;
•	unanticipated changes in capital and financial markets;
•	the ability to generate cash and manage working capital consistent with our stated goals;
•	changes in the interest rate environment;
•	pressure of financial leverage;
•	compliance with debt covenants and maintenance of credit ratings as well as the impact of interest and principal repayment of the Company's debt obligations;
•	foreign currency fluctuations and their impact on reported results and hedges in place;
•	unexpected issues affecting the Company's effective tax rate, including, but not limited to, global tax policies, tax reform, and tax legislation;
•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filed/Furnished Herewith
10.1
Amendment No. 3 to Credit Agreement and Limited Consent, dated September 7, 2017, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37548), filed on September 13, 2017 and incorporated herein by reference).

31.1	Rule 13a - 14(a)/15d - 14(a) - Chief Executive Officer Certification	X(1)
31.2	Rule 13a - 14(a)/15d - 14(a) - Chief Financial Officer Certification	X(1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Operations, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.
X(1)

(1) Filed herewith
(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 7, 2017

Welbilt, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Haresh Shah
Haresh Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)