Form 10-K
period 2017-12-31
Welbilt, Inc.
filed 2018-03-01
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number
1-37548

Welbilt, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4625716
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2227 Welbilt Boulevard
New Port Richey, FL	34655
(Address of principal executive offices)	(Zip Code)
(727) 375-7010
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $2.6 billion, based on the number of shares held by non-affiliates and the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.
The number of shares outstanding of the registrant’s Common Stock as of February 22, 2018, the most recent practicable date, was 139,801,878.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

WELBILT, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2017

PRESENTATION OF INFORMATION

On January 29, 2015, our former parent, The Manitowoc Company, Inc. ("MTW"), announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. ("MFS") held the foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis whereby each MTW stockholder received one share of MFS common stock for every share of MTW common stock held as of the applicable record date (the "Distribution"), and MFS became an independent, publicly-traded company. In this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively.

Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to Welbilt. This change was part of our strategic repositioning after we spun off from MTW and represents a long-standing commitment to put customers’ needs first.

Unless otherwise expressly stated or the context otherwise requires, references to "we," "our," "us," the "Company" or "Welbilt," refer to Welbilt, Inc., a Delaware corporation incorporated in 2015, and its consolidated subsidiaries or, in the case of information as of dates or for periods prior to our separation from MTW, the combined entities of the foodservice business, and certain other assets and liabilities that were historically held at the MTW corporate level, but were specifically identifiable and attributable to the foodservice business.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including those that appear in this Annual Report on Form 10-K. These trademarks are registered trademarks or the subject of pending trademark applications in the U.S. and other jurisdictions. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K are generally listed without the ®, TM and SM symbols, but we will assert, to the fullest extent under applicable law, our rights in such trademarks, service marks and trade names.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including matters discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations, assumptions on which those plans or objectives are based and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," “should” or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•
our ability to timely and efficiently execute on manufacturing strategies, including reducing excess manufacturing capacity, opening or closing plants in a manner consistent with our strategy, executing workforce reductions, and/or consolidating existing facilities and operations;

•
our ability to realize anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies, and options;

•
risks relating to the acquisition and integration of businesses or products, including: our ability to successfully identify, finance, acquire and integrate acquisition targets; our ability to complete divestitures, strategic alliances, joint ventures and other strategic alternatives on favorable terms; and uncertainties and unanticipated costs in completing such strategic transactions;

•
risks related to our substantial levels of indebtedness, including our ability to comply with covenants contained in our debt agreements, generate sufficient cash to comply with principal and interest repayment obligations, and refinance such indebtedness on favorable terms;

•	our ability to compete against companies that are larger and have greater financial and other resources than we do;

•	changes in the competitive conditions in the markets and countries in which we operate, including the impact of competitive pricing by our competitors or consolidation of dealers or distributors;

•	the successful development of innovative products and market acceptance of new and innovative products;

•
factors affecting demand for foodservice equipment, including: foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; and population and income growth in emerging markets;

•	our ability to source raw materials and commodities on favorable terms and respond to volatility in the price of raw materials and commodities, including through the use of hedging transactions;

•
risks associated with manufactured products, including issues related to product quality and reliability, our reliance on third-party sourced components and costs associated with product liability and product warranty claims;

•	unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;

•
natural disasters, acts of war, terrorism and other events that may disrupt the supply chain or distribution network in one or more regions of the world or otherwise cause instability of financial markets throughout the world;

•	general world-wide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;

•	changes in domestic and international economic and industry conditions;

•	unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment;

•	foreign currency fluctuations and their impact on reported results and hedges in place;

•
issues related to compliance with complex and evolving laws, rules and regulations affecting our business, including increased costs of compliance, potentially conflicting laws among the countries in which we operate and our ability to quickly respond to changes in such laws;

•	adverse changes in domestic or international tax laws, export and import controls and other restrictions on trade;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to an increase in the volume of product liability lawsuits, unfavorable outcomes in such lawsuits and/or withdrawals of products from the market;

•	the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits;

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•
the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;

•	unexpected costs incurred in protecting our intellectual property rights and defending against challenges to such rights;

•	costs associated with unanticipated environmental liabilities;

•	our ability to generate cash and manage working capital consistent with our stated goals;

•	our ability to recruit and retain highly qualified executives and other key personnel;

•
risks associated with our labor relations, including work stoppages, delays in renewing labor agreements and our inability to renegotiate labor rates on favorable terms, as well as the availability of skilled and temporary labor at our manufacturing facilities and other locations;

•	risks associated with data security and technology systems and protections;

•	actions of activist shareholders;

•	unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, and tax legislation;

•	our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;

•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

•
the tax treatment of the Distribution and the restrictions on post-Distribution activities imposed on the Company under the Tax Matters Agreement with MTW in order to preserve the tax-free treatment of the Spin-Off; and

•	other events outside the Company's control.

PART I

ITEM 1. BUSINESS

Our Company

Welbilt, Inc., a Delaware corporation incorporated in 2015, is one of the world's leading commercial foodservice equipment companies. We design, manufacture and supply best-in-class food and beverage equipment for the global commercial foodservice market, offering customers unparalleled operator and patron insights, collaborative kitchen solutions, culinary expertise and world-class implementation support and service. Throughout this Annual Report on Form 10-K, Welbilt, Inc. and its consolidated subsidiaries, collectively, are referred to as the "Company," "Welbilt," "we," "our" or "us."

On January 29, 2015, our former parent, The Manitowoc Company, Inc. ("MTW"), announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. ("MFS") held the foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis whereby each MTW stockholder received one share of MFS common stock for every share of MTW common stock held as of the applicable record date (the "Distribution"), and MFS became an independent, publicly-traded company. In this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively. Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to Welbilt. This change was part of our strategic repositioning after we spun off from MTW and represents a long-standing commitment to put customers’ needs first.

We are headquartered in New Port Richey, Florida, and operate 17 manufacturing facilities throughout the Americas, Europe and Asia. We have a long history in the foodservice equipment manufacturing business with certain of our brands originating in the mid-1800's. Over time, we have become an industry-leading manufacturer of a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage dispensing capabilities. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant ("QSR") chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions.

Today, we sell through a global network of over 3,500 distributors and dealers in over 100 countries. Our portfolio of 12 award-winning brands includes Cleveland™, Convotherm®, Delfield®, fitkitchenSM, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. All of our products are supported by KitchenCare®, our aftermarket parts and repair service business.

Our broad portfolio of foodservice equipment and services provides us with a balanced, diverse revenue base across geographies and foodservice product categories. Approximately 40-45% of our revenues are derived from the sale of cold category products, 35-40% are from hot category products and approximately 15-20% from aftermarket parts and services. For the year ended December 31, 2017, we generated net sales of $1,445.4 million and earnings from operations of $219.1 million. Based on sales by destination in the fiscal year ended December 31, 2017, the majority of our revenue was derived from customers in the Americas at approximately 72%, with 17% from EMEA customers and 11% from APAC customers, after giving effect to the elimination of intersegment sales.

Our global footprint positions us to capitalize on growth in both developed and emerging markets. Approximately 35% of our net sales are generated outside the U.S. and our full-line of hot and cold products and systems are sold in more than 100 countries globally, across three regional segments, the Americas (includes U.S., Canada and Latin America), EMEA (markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprised of markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong,Thailand, Malaysia, and New Zealand).

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

Global Foodservice Market and Foodservice Equipment Industry

The increasing demand for affordable dining is expected to continue on a global scale. Consumers in most markets are expected to gravitate towards more informal options, which is a trend seen among both higher income consumers looking to save during a slow economic recovery, as well as lower income consumers looking for accessible entry points for "on the go" food consumption. For foodservice equipment operators in emerging markets, this offers enormous opportunity for innovation, particularly in terms of format, as new restaurant consumers look to experiment with a variety of brands and experiences. QSR chains, in particular, have proved successful innovation in these markets.

Global and regional markets for food and foodservice are growing. The global foodservice industry was estimated at $2.6 trillion in 2017 according to Euromonitor, and is expected to increase at a compounded annual growth rate ("CAGR") of approximately 3% to reach $2.9 trillion in 2021. Global expansion and long-term focus on new emerging markets with new equipment is expected to be driven by chain restaurants in India, China, parts of the Middle East and Southeast Asia in general. Increased government spending on infrastructure and investments in tourism are expected to support this change.

The main drivers for steady growth on a global basis are:

•
Population and income growth, especially in emerging markets and less developed regions: Global population tripled since the 1950s to approximately 7.6 billion and is expected to reach 9.8 billion by 2050 and nearly 11.2 billion by 2100 according to the United Nations Department of Economic and Social Affairs. For the time period 2015-2100 the African continent is expected to nearly quadruple the population and will account for more than 85% of the world’s population growth. Countries outside of Africa with a projected absolute population growth of more than 100 million people include India, Pakistan, Iraq and the United States ("U.S."). Additionally, more hectic lifestyles with a culture changing to eating "on the go" and increasing demand for high-quality food prepared away from home in casual restaurants based on increasing disposable incomes is expected to lead to more and new offerings.

•
New dining / restaurant concepts and new markets for chain restaurants are increasing: Demand in the restaurant segment, one of our largest end markets, is driven by consumer disposable income, employment, investment in new establishments, and the underlying trend and demand for increased convenience and innovative dining concepts. In large emerging markets with an increasing middle-class like China, Argentina, Brazil and Nigeria, tremendous opportunity exists to broaden the range of new restaurant concepts and chains.

•
Health and safety issues: Food safety, sanitation and nutritional facts are a top priority for end-consumers. Proper food handling, environmental sustainability and social responsibility, reduction of energy use as well as less waste from unused food and premature food spoilage have become increasingly important. These issues are key drivers for the replacement and upgrade of existing equipment with our customers.

We believe the size of the global foodservice equipment markets, including the hot-side, cold-side, beverage, and aftermarket parts and service total $27 billion. It is expected to expand at a CAGR of 2.7% and is expected to reach over $29 billion in sales by 2020.

Based on Euromonitor studies, the U.S. foodservice market accounted for approximately 21%, or $557 billion, of the 2017 global foodservice market, while the Canadian foodservice market accounted for $44 billion in 2017. The market sizes are influenced by disposable income, increased employment, investment in new establishments and the underlying trend for increased convenience. The foodservice industry in the U.S. is expected to grow at a CAGR of approximately 2.4% during the 2018-2021 period and the Canada market is expected to experience nominal growth during the same period.

The Latin American foodservice industry is expected to experience 3% year over year growth from 2018-2021. This is mainly driven by the growth in the categories of cafés/bars and home delivery according to Euromonitor. Last year, Chile, Argentina, Uruguay and Mexico demonstrated the highest productivity among all Latin American economies, which is based on gross domestic income per hour worked, while other countries like Brazil, Colombia or Venezuela, depending on their political environment, have the potential for significant future development.

The foodservice industry market in Europe, Middle East and Africa ("EMEA") in 2017 was approximately $600 billion and is expected to grow at a CAGR of 2.1% during the 2018-2021 period according to Euromonitor. Growth in the largest and most established EMEA countries such as the United Kingdom, Germany and France will mainly be in replacement equipment and aftermarket parts. In Western Europe, consumers have become much more value-conscious, and increasingly look to modern chains and fine-dining concepts as the best value for their spending. On the other hand, emerging markets show a greater percentage of new equipment purchases in the Middle East (especially the Emirates), Eastern Europe and some African countries.
Industrialization is a significant factor for the growth of the middle class in Asia Pacific ("APAC"), with the consequence of more disposable income for consumption. Foodservice sales were approximately $1.2 trillion in 2017 and are projected to grow at a CAGR of approximately 4%, or $1.3 trillion during the 2018-2021 period based on Euromonitor data. Higher demand for new hotels and resorts and population growth in India and other Asian markets is expected to contribute to the overall market demand for new foodservice products.

Our History and Developments

Our heritage in the industry stretches back over a century, and our experience and expertise has grown tremendously over the years. In 1929, Henry and Alexander Hirsch established the Welbilt Stove Co., which acquired companies like Garland and Cleveland that had a history dating as far back as the mid-1800's.

Through a focus on research and development, innovation, and superior customer service, as well as strategic and transformational acquisitions, the Company over time became an industry-leading source for foodservice equipment. Welbilt publicly listed on the NYSE in March 2016 under the name Manitowoc Foodservice, Inc. Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to Welbilt. This change was part of our strategic repositioning after we spun off from MTW on March 4, 2016 and represents a long-standing commitment to put customers’ needs first.

Welbilt | Berisford | Enodis | Manitowoc | Manitowoc Foodservice | WELBILT

1929
Henry and Alexander Hirsch establish the Welbilt Stove Co.

1995
Berisford acquires Welbilt Corp. in the United States

1955
Welbilt acquires Detroit-Michigan Stove Co (parent company of **Garland**) to become Welbilt Corp.

1982
Frymaster joins the portfolio

1989
Cleveland Range and **Merco** join the portfolio

1994
Lincoln joins the portfolio

2000
Berisford changes its name to Enodis

1998-1999
Convotherm and **Delfield** join the portfolio

2008
The Manitowoc Company acquires Enodis

1966
Manitowoc Ice begins producing ice-machines

1995
MTW acquires **Kolpak**

2000
Merrychef and **Multiplex** join the portfolio

2016
Manitowoc Foodservice spins-off from The Manitowoc Company…

2015
MFS launches its **fitkitchen** (“**food inspiring** technology”) initiative

2017
…and now, we are Welbilt

Key milestones include:

•
2000: Acquisitions of Multiplex Company and Merrychef, provided us with an enhanced line of beverage dispensing equipment and services, accelerated our progress towards becoming a full-service provider of ice and beverage equipment, and provided us with leading rapid and accelerated cook speed ovens.

•
2008: Acquisition of Enodis for $2.7 billion, a global leader in equipment manufacturing for the foodservice industry. The former company Berisford changed its name to Enodis in 2000 and had previously acquired Convotherm in 1998 and Welbilt in 1995. Welbilt's leading brands Delfield, Frymaster, Merco, Cleveland, Garland and Lincoln are still a backbone of Welbilt’s business today. With this acquisition, our capabilities expanded to span refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies.

•	2013: Acquisition of Inducs provided us with an extensive line of advanced technology induction cooking products.

•	2015: Launch of our fitkitchen (“food inspiring technology”) methodology in which we provide customized kitchen solutions enabled by the latest product innovations.

•	2016: On March 4, 2016, Manitowoc Foodservice publicly listed on the NYSE.

•	2017: On March 6, 2017, Manitowoc Foodservice changed its name and rebranded to Welbilt.

Strategic Objectives

Based on our vision to become the global leader in professional foodservice equipment and systems, we have the following five strategic objectives:

Achieve profitable growth

We intend to grow sales organically with our best-in-class product portfolio, however, we will selectively pursue strategic acquisitions and partnerships in the market. Our industry is fragmented and we believe there is significant opportunity for consolidation through acquisitions and partnerships to drive external growth.

Selected current initiatives supporting this strategic objective include:

•
Product branding and value proposition: After the rebranding to Welbilt, we successfully launched our key product line brands with a clear brand positioning and value proposition to our customers and the broader market. Further leveraging brand identity will also allow us to better serve new customer segments and markets. In addition, we are focused on improving profitability primarily through our Simplification and Right-Sizing Initiatives.

•	Identify potential targets for acquisitions and strategic partnerships: Structured process in place to identify, analyze and assess potential targets for acquisitions and partnerships.

Create innovative products and solutions

To remain an industry leader and grow our reputation as an innovative company, we continuously create game-changing product and system solutions for the entire kitchen. We leverage our suppliers and customers to actively address product competitiveness and life cycle extensions. We co-create innovation and refresh existing products with new, locally relevant food-inspiring technologies, while simultaneously finding new ways to integrate those products into global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.

Selected ongoing projects supporting this strategic objective include:

•
fitkitchen: "Food Inspiring Technology" is a whole new way of thinking about the kitchen as a working eco-system. With our fitkitchen methodology, we take a holistic approach to design and develop integrated kitchen solutions that meet each customer’s individual needs, including their equipment requirements, size constraints and customer experience goals.

•	Digital solutions: Improvement of the connection between food, equipment and people in the kitchen ("KitchenConnect"), as well as better connecting with our customers to satisfy their needs.

•
Product initiatives and discovery innovation process: Intense collaboration with customers and suppliers to identify innovations that will enhance our customers' ability to better compete in the marketplace; prioritize investments to deliver innovative products that simplify restaurant operations, improve food quality, improve speed and flexibility, reduce the overall energy use and life cycle operating cost thereby delivering the greatest potential to generate high returns on our customer's investment.

Guarantee customer satisfaction

We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

Selected ongoing projects supporting this strategic objective include:

•
Customer centric planning: Putting the customer in the center of our new product developments and solutions while at the same time improving operations and reducing cost across the entire value chain to better serve our customers.

•	KitchenCare parts and service: Grow parts and service to a larger proportion of the business and further integrate in the full solutions offering to our customers.

Drive operational excellence

Our Simplification and Right-Sizing Initiatives, which we first introduced in 2016, remain a key basis to further improving profitability. These initiatives include product and customer rationalization, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction and reduction in workforce. Furthermore, we aim to move assembly closer to end markets, localize products and use strategic sourcing to streamline our vendor base. We are committed to further improving our margins by driving lean manufacturing principles throughout the entire organization and by driving operational excellence in our manufacturing facilities.

Selected ongoing projects to drive increased margins include:

•	80/20 portfolio rationalization: Focus the most resources and investments in developing the products that yield the greatest returns ("80% of the sales from 20% of the portfolio").

•	Facility rationalization and lean manufacturing: Reduce excess capacity in our network of global manufacturing facilities and implement lean principles in all operations.

•
Global sourcing initiative: Ensure that suppliers are able not only to provide parts at competitive cost and lead times, but also help identify component-level innovations that will create differentiating advantages for us.

Develop great people

We strive to make Welbilt an employer of choice in our industry and we believe we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Selected ongoing projects supporting this strategic objective include:

•	Leadership: Driving the development of world-class leadership at all levels of our organization.

•	Talent and succession program: Focused development through tailored programs for our top talent with key succession planning identified through a robust talent assessment process.

•
Rewards strategy: A total rewards program that recognizes outstanding employee achievements and measurable results in leadership, individual and organizational performance, innovation, and positive culture change that support the values and strategic goals of the business and attracts as well as retains talent.

•
Diversity and inclusion: A diversity and inclusion strategy that recognizes and builds awareness for diversity, leading to a work environment in which all individuals are treated fairly and respectfully, have equal access to opportunities and resources and can engage and contribute fully to our organization’s success with established Employee Business Resource Groups that drive specific activities.

Key Success Factors

We design, manufacture, and provide parts and services for foodservice equipment, and we have one of the industry’s broadest and most integrated product portfolios. We have a long track record of innovation and our products as well as our aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability, and durability. Our products promote profitable growth for our end customers by improving their menus, enhancing their operations, and reducing their costs. Welbilt´s high-quality products derive from combining deep industry expertise and understanding of our markets, our history of investment in research and development, our successful product innovation and our long-standing customer relationships. Our success is driven by:

•
Breadth and complementarity of industry leading brands: A complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and supported by growing aftermarket parts and service support as well as our fitkitchen offering. Our capabilities span refrigeration / storing, cooking, holding & displaying, food preparation, ice making, and beverage dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. Our aftermarket offering, KitchenCare, provides support services to our entire product spectrum.

•
Integration of food, equipment, digital technologies and people: With our research and development capabilities, we combine our expertise in industrial engineering and culinary sciences to continuously optimize both the functionality and ease of operation of our foodservice equipment products. This leads to the creation of innovative kitchens with optimized work flow, energy and labor savings, and more comfortable work spaces, all of which result in higher customer satisfaction. Our foodservice equipment and design capabilities help customers differentiate their food and adapt to evolving and local tastes, different cooking styles, and aesthetic preferences, both regionally and globally.

•
Seamless customer experience: We are dedicated to putting the customer experience first. We offer a broad portfolio of products and growing parts and service support coupled with a unified customer service interface. Throughout the life cycle of each product, we provide customers with a consistent, seamless experience. We design custom kitchen environments based on the unique operational needs of each customer. We regularly partner with our customers to further develop the equipment, systems and technologies they use to serve their specific culinary needs, and enable their success by delivering tailored solutions.

•
Global scale through our network: The scale and breadth of our worldwide network of over 3,500 distributors and dealers enables us to consistently deliver our products to our customers as they expand globally, even in fast-growing emerging markets. We have extensive manufacturing, sales, and customer service networks across all our regions with 46 locations in 14 countries. We have the scale to serve the largest global customers and the local market expertise to leverage our international presence. Our footprint enables us to build our products as close as possible to intended end markets and apply our developed markets expertise in emerging markets.

•
Global Technology Centers: The Welbilt Education and Technology Centers ("ETCs") in New Port Richey, Florida and Hangzhou, China contain computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing, and various display areas for new products. We also use the ETCs to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

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

•
Cooking. We design, manufacture and sell a broad array of ranges, griddles, grills, combi ovens, convection ovens, conveyor ovens, induction cookers, broilers, tilt fry pans/kettles/skillets, braising pans, cheese melters/salamanders, cook stations, table top and countertop cooking/frying systems, fryers, steam jacketed kettles, and steamers. We sell traditional ovens, combi ovens, convection ovens, conveyor ovens, rapid-cooking ovens, range and grill products under the Convotherm, Garland, Lincoln, Merrychef and other brand names. Fryers and frying systems are marketed principally under the Frymaster brand name, while steam equipment is manufactured and sold under the Cleveland brand.

•
Holding and Displaying. We design, manufacture and sell a range of cafeteria and buffet equipment stations, bins, boxes, warming cabinets, warmers, display and deli cases, and insulated and refrigerated salad and food bars. Our equipment stations, cases, food bars and food serving lines are marketed under the Delfield, Frymaster, Merco and other brand names.

•
Dispensing and Serving. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, and the soft-drink industry. Our ice machines make ice in cube, nugget and flake form. The ice-cube machines are available either as self-contained units, which make and store ice, or as modular units, which make ice, but do not store it. We design, manufacture and sell ice machines under the Manitowoc and other brand names. Our beverage and related products are sold under the Multiplex, Manitowoc and other brand names.

Our KitchenCare business provides a full range of after-market parts and services and manages a comprehensive factory-authorized service network, assuring proper installation and start-up, preventative maintenance, spare parts supply and maximum customer uptime on all Welbilt appliances.

The superior quality and design of our foodservice equipment has long been recognized by third-parties. Welbilt products reflect a history of innovation, as evidenced through numerous awards across our product portfolio. For example, Welbilt has won 33 Kitchen Innovation Awards since 2005 from the National Restaurant Association. In addition, Welbilt was awarded the Hotelex Mirror Design Innovation Award and the Internorga Show Star Award for our new industry leading Merrychef e2s compact speed oven, the Energy Star Partner of the Year Award from the US Department of Energy for our energy efficient products especially for Manitowoc Ice, Delfield and Frymaster, and Welbilt has been awarded in 2017 by the North American Environmental Protection Agency (EPA) for the 8th time in a row with the Energy Star Award as Partner of the Year for Sustained Excellence.

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

We strive to deliver products and solutions that enable our customers to provide fresh, new food experiences to consumers outside the home globally. Consumer demands are constantly changing, and a more health-conscious public is looking for fresh, natural alternatives to traditional out-of-home eating options. They increasingly care about how food is sourced, handled and prepared. We are focused on providing our customers with the equipment they need to build on the opportunities from these dynamic changes in the foodservice market.

Through innovation, we strive to simplify and improve the speed and flexibility of restaurant operations, improve the quality of the food, improve health and sanitation, and reduce the overall energy consumption and life cycle operating costs of the equipment. We believe that these benefits can also be enhanced by mobile connectivity and monitoring.

•
Productivity, Speed and Flexibility: Kitchens that occupy less space, have higher output and are easier to operate are key to growth in the foodservice industry, particularly in urban locations. Greater speed and equipment flexibility also allow for higher productivity and a wider range of menu options. Innovative control systems can improve information flow in the kitchen by letting operators know what and when to cook, and how to maintain and clean the equipment. Controls innovations under development include intuitive touch-screen user interfaces with Internet of Things ("IoT") connectivity as a standard feature, and integration with the KitchenConnect system for remote data analytics, proactive repair and maintenance, and equipment optimization.

•
Health and Sanitation: Manual sanitation of equipment in the restaurant has become a major challenge due to extended operating hours, the increasing pieces and complexity of equipment in kitchens, and competing demands from revenue producing tasks. For the cold product category, our High Efficiency Particulate Air filtration technology brings the cleanroom into the kitchen, controlling airborne contamination of ice machines. Electrically charged particles of water and UV light provide the basis for automated sterilization of food zones and contact surfaces in equipment. Compact steam generators are also being embedded in certain of our equipment, providing a proven technology for cleaning cooking cavities in our ovens.

•
Energy Efficiency: We are focused on increasing the efficiency of individual components and reducing standby energy losses. An example of reducing standby energy loss is the use of induction heating for holding pans so that energy is only used when a thermal load is present. We are also a leader in the area of high efficiency combustion systems with metal matrix burner technology. This technology reduces gas consumption and allows for variable firing rate. For cooking, natural refrigerants such as propane-based R-290 offer improved thermodynamic performance, and variable speed compressors and fans further increase overall cycle performance under partial load conditions.

•
Mobile Connectivity and Monitoring: Integration of mobile devices in kitchens is increasing rapidly, and will extend the user interface beyond the traditional boundaries of the equipment. Our KitchenConnect enabled products also include a system for equipment monitoring which collects data to reduce downtime, optimize energy use, and improve service response time. Furthermore, we are investing in a connectivity platform that will connect the kitchen, or "back of the house" to the dining room or the "front of the house". This will be augmented with competency in data analytics to convert data collected on our equipment into meaningful knowledge to maximize business impact.

In 2017, we introduced 22 new products, including significant upgrades (after 23 new product introductions in 2016) comprised of 11 hot-side products and 11 cold-side and beverage products. Some of these new products and upgrades include:

Hot-Side Products

•
Frymaster Touchscreen Low Oil Volume ("LOV") Fryer - This fryer provides oil savings via a 30lb. low oil volume vat, a solid shortening handling system managed through an intuitive 7” touch screen display.

•
Garland Clamshell Grill (QSR chains) - This is an extension of our clamshell cooking platform, features our latest clamshell technology, and can be configured in grilling and broiling versions. This platform offers superior cooking performance, better energy efficiency, superior ease of cleaning, and can be customized for different chain customers.

•
Lincoln 3240 Electric Conveyor Oven - This is a next generation triple-stackable electric conveyor with high reliability and minimal service requirements. The design is intended to respond to the needs of major global pizza chain customers.

•
Garland INSTINCT Countertop Induction - This line of induction counter units delivers market leading energy savings, greater flexibility in use and application, easy power reduction, quiet operation and proven reliability. Units come with RTCSmp® Technology - the first and only comprehensive control and monitoring system for induction technology.

•
Merco Visual Holding (General Market and QSR models) - This hot holding cabinet incorporates visual indication of product holding status for each of the trays and complements. We introduced General Market and QSR versions of this platform.

Cold-Side and Beverage Products

•
Delfield Mark-7 Energy Efficiency Upgrades (Department of Energy ("DOE")/Environmental Protection Agency ("EPA")) - This is an upgrade to our customized fabricated refrigeration systems to comply with new U.S. DOE minimum energy efficiency and upcoming EPA refrigerant requirements for these types of products.

•
    Kolpak Energy Efficiency Upgrades (DOE/EPA) - This is an upgrade to our walk-in refrigeration systems utilizing more environmentally friendly alternate refrigerants that comply with the U.S. EPA's Significant New Alternatives Policy ("SNAP") regulations and the new U.S. DOE minimum energy efficiency requirements.

•
Manitowoc Indigo® NXT Ice Machines & Storage Bins - This is an upgrade to our Manitowoc Indigo commercial ice machine product, which exceeds the new U.S. DOE minimum energy efficiency requirements for these types of products and introduces next generation simplicity, sanitation, energy efficiency, and reliability technology.

•
Manitowoc Energy Efficiency Upgrades (DOE) - This is an upgrade to our Manitowoc branded undercounter cubers, flake, nugget, countertop nugget, and Koolaire branded modular and undercounter cubers to exceed new U.S. DOE minimum energy efficiency requirements for these types of products.

•	Manitowoc Indigo Models for the Japan market - This is an extension of our Manitowoc Indigo commercial ice machine range to create new configurations for global chain locations in Japan.

•	Multiplex ALBI 4 Countertop Beverage Dispenser - This is a product range of flexible countertop beverage dispensing units for low volume locations with throughput of <100 bag in boxes per year.

In addition, we have had many other major new products and innovations over the past five years including:

Hot-Side Products

•	Convotherm4 - Combi oven designed around our customers' needs, enabling them to achieve outstanding cooking and baking results, including an industry-leading flexible and safe cleaning system.

•
Frymaster FilterQuick - FilterQuick replaces the time-consuming manual filtration process with a simple push button automatic filtration process that allows the fryer to resume operation in less than four minutes.

•	Garland Xpress grill - Our next generation of clamshell grills with industry leading performance and reliability.

•
Merco Max Hot Holding - This hot holding product range includes forced air technology, touch screen controls and optional Wi-Fi tray tracking feature that improves food quality and simplifies operator interactions.

•	Merrychef e2s - This compact speed oven range offers best-in-class: speed, heat up and cool down times, energy efficiency, noise level, cleanability and cavity-to-footprint ratio.

Cold-Side and Beverage Products

•
Delfield CoolScapes refrigeration - This commercial refrigeration product range includes some of the most energy efficient, environmentally friendly refrigeration equipment on the market including our GreenGenius, R-290 propane-based refrigeration systems.

•	Koolaire - This new economy line of basic-feature ice machines complements our premium Manitowoc brand, offered in sizes ranging from 170 - 1,700 pounds/day.

•
Multiplex Blend-In-Cup Smoothie Machine (with or without Integrated Ice Machine) - This is a plug and play fully integrated blended beverage station, blending beverages directly in the serving cups. With its automated portioning and dispense, it reduces waste and labor, and ensures the consistency of the final beverage.

•	Multiplex Nitro N2 Fusion - Our award-winning craft beverage system provides exceptional quality Nitrogen infused cold-brewed coffee.

Intellectual Property

Intellectual property, including certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business. We hold numerous patents pertaining to our products, and have presently pending applications for additional patents in the U.S. and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable laws. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.

Our worldwide intellectual property portfolio provides:

•	Global protection of our research and development efforts and product development investments;

•	Recognizable competitive distinctions and proprietary advantages;

•	Brand support and enhancement; and

•	Leverage for value creation opportunities such as licenses.

We take efforts to protect, enforce and defend our rights to our intellectual property and proprietary rights, as appropriate.

Kitchen Innovation: fitkitchen

Our fitkitchen (“food inspiring technology”) methodology allows us to engage with existing and prospective customers in new, meaningful and strategic ways. Our fitkitchen methodology is unique in the industry and provides customers with access to cutting-edge technology and customized system solutions aimed at "right-sizing" kitchen operations, improving speed of service and food quality, reducing equipment footprint, reducing capital and labor costs and improving the consumer experience. Through fitkitchen, we can offer holistic and integrated system solutions that map across our entire product portfolio, leveraging existing and future products and technologies. Our core fitkitchen team has extensive operational background and experience in the food service industry and strategically leverages the design and innovation of our product suite, integrated research and development team, operational and industrial engineers as well as global culinary experts to deliver a unique and operationally focused solution for customers. We are able to create systems for our customers’ new sites as well as define clear paths for backward migration to improve performance at existing sites.

As part of our fitkitchen methodology, we use a multi-phase approach to clearly identify and understand our customers’ goals and objectives, conduct extensive research and analysis to gather needed data and insights to develop prototypes for testing and further refinement. This customer-focused process leads to new kitchen platforms, product introductions and long-term customer relationships, leading to recurring product sales and sustainable growth opportunities.

Engineering, Research and Development

We believe our extensive engineering, research and development capabilities are a key driver of our success. We engage in research and development activities at 13 locations in the Americas, EMEA and APAC. We have a staff of in-house engineers and technicians at these locations, supplemented with external engineering resources, who collectively are responsible for improving existing products and developing new products. We incurred total engineering costs of $46.1 million, $48.2 million and $47.9 million during the years ended December 31, 2017, 2016 and 2015, respectively, which included research and development costs of $39.4 million, $35.2 million, and $33.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Key projects and initiatives for engineering and product development include the following:

•
Flexing engineering resources among the 13 research and development centers through engineering leadership for hot and cold category products and supplementing the internal resource pool with a strategic relationship with a major services provider based in India;

•	Regional technology centers that provide a continuous stream of application-focused new technologies and product concepts and leverage supplier and university relationships;

•
Internal capability for electronic controls development and applications working hand-in-hand with strategic suppliers, and ensuring continued industry leadership in this increasingly important product dimension; and

•	Technologies to lead the industry in the delivery of healthy food, equipment sanitation, energy efficiency, menu flexibility, and mobile devices and web connectivity.

Distribution

We sell our foodservice equipment primarily through a worldwide network of over 3,500 distributors and dealers in over 100 countries ("direct customers") who ultimately sell to end customers and we sell spare parts through factory authorized service providers.

In the Americas (U.S., Canada and Latin America), we have a broad portfolio of channel partners, covering all major foodservice market segments, including QSR chains, chained and independent casual and family dining restaurants, education, health care, business and industry, as well as the convenience and retail space. Our direct sales team is supplemented by a network of industry-leading Manufacture Representative Groups, providing national coverage. Direct sales team, sales representatives and distributors jointly serve independent equipment dealers with our full portfolio of food and beverage category brands. A dedicated strategic account team with culinary support is focused on the major U.S.-based restaurant chains, where we have significant global market share. Our teams work closely with our customers’ menu and equipment development teams to support their strategic plans. We also have distribution hubs in the U.S., Canada and Mexico.

In EMEA, our distribution includes hubs in Herborn, Germany, serving countries in central and eastern Europe, in Guildford, England, serving countries in the United Kingdom and northern Europe, and in Barcelona, Spain serving countries in southern and western Europe. Each of these distribution centers operates a network of third-party dealers chosen to satisfy the requirements of both chain customers and independent caterers in their respective territories. Outside these countries, Welbilt products and services are sold through non-exclusive third-party distributors and service companies. In addition, our beverage customers receive specialist support from our beverage systems manufacturing facility in Halesowen, England.

We access the market in APAC through our dedicated distribution and dealer channel partners, most of them being established in the market for decades and having been Welbilt partners for over 15 years.

Customers and Marketing

We serve some of the largest and most widely recognized multinational and regional businesses in the foodservice and hospitality industries. None of our end customers represented 10% or more of Welbilt net sales for the years ended December 31, 2017, 2016 and 2015.

Our end customer base is comprised of a wide variety of foodservice providers, including large multinational and regional full-service restaurants as well as hotels and QSR chains, chained and independent casual and family dining restaurants, caterers; convenience and retail stores, lodging, resort, leisure and convention facilities; healthcare facilities; schools and universities; and many other foodservice outlets (collectively "end customers"). We differentiate ourselves from the competition through the ability to provide not only best-in-class food and beverage equipment but also entire and smart digitally enabled kitchen solutions designed to help our customers to improve productivity, quality and profitability. This allows us to provide one face to our customers for all our brands and is supported by world class culinary expertise and experienced key account management for our larger global chain customers. We support our sales efforts with a variety of marketing efforts including digital marketing, presence at foodservice shows, culinary events, trade-specific advertising and cooperative distributor merchandising.

Competition

We sell all our products in highly competitive markets and compete based on product design, quality, performance, aftermarket support services, as well as maintenance costs and price. Our comprehensive offering of highly innovative and high-quality products and services provide the following competitive advantages:

•
A complementary portfolio of industry-leading hot and cold food as well as beverage category products, integrated under one operating company and supported by growing aftermarket parts, service and support;

•	The ability to integrate food, equipment, digital technologies and people seamlessly through collaborative innovation that enhances our customers’ ability to compete in the marketplace;

•	The scale and breadth of our distributor and dealer network to consistently deliver our products to our customers as they expand globally, even in fast-growing emerging markets;

•	Long-standing brands and innovative engineering customers can trust for superior quality and reliability; and

•	Dedication to always putting the customer experience first.

We believe our primary competitors in each of our product groups are:

Product Categories	Primary Competitors
Storing
Ali Group, Alto Shaam, American Panel, Arctic, Bally, Cambro, Duke, Hatco, Hoshizaki, ICS, Illinois Tool Works, Middleby, Randell, Standex, Thermo-Kool, Traulsen, True Foodservice, TurboAir, and Vollrath

Cooking	Ali Group, Alto Shaam, Dover Industries, Duke, Electrolux, Fujimak, Henny Penny, Illinois Tool Works, Marmon, Middleby, MKN, Rational, Standex, Taylor, and XLT
Holding & Displaying	Ali Group, Alto Shaam, Cambro, Dover Industries, Duke, Hatco, Henny Penny, Marmon, Middleby, Standex, and Vollrath
Dispensing & Serving	Ali Group, Automatic Bar Controls, Brema, Follett, Scotsman, Celli, Hoshizaki/Lancer Corporation, Marmon, Taylor, Vogt Beverage Air, and Vin Service

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
For example, we are active members of NAFEM, the Air-Conditioning, Heating and Refrigeration Institute, the UL task group, the NSF International Joint Committee, the American Society of Heating, Refrigerating and Air-Conditioning Engineers, various working groups responsible for European safety standards in Europe, the Industrial Association for House, Heating and Kitchen Technology, and other regional standards organizations. We fully engage with the DOE on new energy standards, the U.S. EPA on EnergySTAR programs and the Significant New Alternatives Policy program related to alternative refrigerant regulations, as well as the European Union's ECO directive consultant organizations.

Financial Information About Business Segments

Our products are sold in more than 100 countries. We report our operating results through three reportable segments: Americas, EMEA and APAC. All three reportable segments offer a broad range of hot and cold category foodservice products and solutions for customers in various end markets.

Our broad portfolio of foodservice equipment and services provides us with a balanced, diverse revenue base across geographies and foodservice product categories. Approximately 40-45% of our revenues are derived from the sale of cold category products, 35-40% are from hot category products and approximately 15-20% from aftermarket parts and services. For the year ended December 31, 2017, we generated net sales of $1,445.4 million and earnings from operations of $219.1 million. Based on sales by destination in the fiscal year ended December 31, 2017, the majority of our revenue was derived from customers in the Americas at approximately 72%, with 17% from EMEA customers and 11% from APAC customers, after giving effect to the elimination of intersegment sales.

Net sales by product class and the total measure of profit and loss for the last three fiscal years as well as the total assets as of December 31, 2017 and 2016 is disclosed in Note 22, "Business Segments," of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table presents the relative percentages of net sales attributable to each reportable segment for each of the last three fiscal years:

	For the years ended December 31,
	2017	2016	2015
Americas	80.7%	81.5%	84.3%
EMEA	20.5%	19.7%	17.9%
APAC	13.2%	13.1%	12.2%
Elimination of inter-segment sales	(14.4)%	(14.3)%	(14.4)%

In the Americas, we provide foodservice equipment in over 30 countries and territories throughout North America and Latin America. Our Americas segment contributed net sales including intercompany sales of $1,166.8 million during the year ended December 31, 2017, representing 80.7% of total Welbilt net sales before eliminations.

In EMEA, we provide foodservice equipment in over 50 countries throughout Europe, the Middle East and Africa, including Russia and the Commonwealth of Independent States. Our EMEA segment contributed net sales including intercompany sales of $296.5 million during the year ended December 31, 2017, representing 20.5% of total Welbilt net sales before eliminations.

In APAC, we provide foodservice equipment in over 20 countries throughout Asia, including China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong,Thailand, Malaysia, and New Zealand. Our APAC segment contributed net sales including intercompany sales of $190.2 million during the year ended December 31, 2017, representing 13.2% of total Welbilt net sales before eliminations.

Seasonality

Typically, the first quarter of our fiscal year represents the least favorable period for our financial results. Our customers are primarily in the northern hemisphere, and the warmer summer weather generally leads to an increase in construction and remodeling within the foodservice industry.

Employees

As of December 31, 2017, we employed approximately 5,400 people worldwide and had seven employee unions in North America, one trade union in Europe and one trade union in China. Many of our European employees belong to the trade union or a European works council.

Raw Materials

We support our region-of-use production strategy with corresponding region-of-use supplier partners. The primary raw materials that we use are structural and rolled steel, aluminum, and copper. We also purchase electrical equipment and other semi- and fully-processed materials. We maintain inventories of steel and other purchased material. We have been successful in our goal to maintain alternative sources of raw materials and supplies, and therefore have not been dependent on a single source for any particular raw material or supply.
Available Information

We make available, free of charge at our website (http://www.welbilt.com) our Registration Statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. Although some documents available on our website are filed with the SEC, the information found on our website is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, uncertainties and cautionary statements, together with the other disclosures in this Form 10-K. Any of the following risks and uncertainties could materially and adversely affect our business, results of operations or financial condition. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition, results of operations and cash flows.

As of December 31, 2017, our total consolidated indebtedness was $1,267.7 million. Our level of indebtedness could have important consequences to our business, including:

•
requiring us to dedicate a substantial portion of our cash flow from operations to scheduled interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product innovation, and other general corporate purposes;

•	restricting us from pursuing strategic acquisitions or requiring us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, acquisitions and other general corporate purposes;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	placing us at a competitive disadvantage compared to our competitors that are less leveraged and thereby have greater financial flexibility;

•	impairing our ability to withstand competitive pressures and changes in the foodservice industry; and

•	increasing our vulnerability to general adverse economic and industry conditions.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the terms and restrictions contained in the agreements governing our indebtedness. If we or our subsidiaries incur additional indebtedness, the related risks that we and they now face could intensify.

Our ability to make scheduled payments on our existing indebtedness as well as any future indebtedness that we may incur and to fund planned capital expenditures and other liquidity needs will depend on our ability to generate cash from operations or asset sales as well as our ability to refinance our indebtedness on favorable terms, all of which are subject to economic, financial, competitive and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, the lenders who hold our debt could accelerate amounts due which could potentially trigger a default or acceleration of the maturity of our other debt.

Our business and financial results are dependent on our ability to execute our manufacturing strategies, including our ability to scale our manufacturing capacity and resources to the level of our customers’ demand.

Our business and financial results depend upon our ability to timely and efficiently execute our manufacturing strategies without disruption to our business, including reducing excess manufacturing capacity, completing plant acquisitions or closures, consolidating existing facilities and operations and renovating existing plants and facilities as needed. We must make highly efficient use of manufacturing capacity to generate competitive profit margins and achieve our stated financial goals, while also managing the risk of insufficient capacity which may expose us to liabilities related to contract commitments. Adapting or modifying our capacity is difficult, as modifications take substantial time to execute and, in some cases, may require regulatory approval. Additionally, delivering products during process or facility modifications requires special coordination. The cost and resources required to adapt our capacity, such as through facility acquisitions, facility closings, or process moves between facilities, as well as coordinating any related reductions or changes in our workforce, may negate any planned cost reductions or may result in costly delays, product quality issues or material shortages, all of which could adversely affect our financial results and our reputation with our customers.

If we are unable to successfully implement certain cost-reduction initiatives or such cost savings prove to be less than anticipated, we may not achieve our earnings targets.

In recent years, we have adopted several cost-saving initiatives and operating strategies intended to drive increased profit margins, including, for example, reducing the complexity of our product offerings, incorporating strategic sourcing and adopting our "80/20" portfolio rationalization whereby we intend to focus the majority of our resources and investments on those products that yield the greatest returns. However, the success of these initiatives and strategies is not guaranteed, and we may not achieve the full cost savings we expect or such benefits might be realized later than expected. The 80/20 initiative in particular involves significant cultural shifts, both internally and for our customers, that may inhibit, delay or impair its successful implementation. Additionally, if we devote a disproportionate amount of time, personnel and resources to initiatives that yield slower or less than anticipated results or that are ultimately unsuccessful, we may be distracted from other initiatives and priorities that might have yielded more rapid or better results, and our results of operations may suffer accordingly.

Price increases, disruption of supply or our inability to successfully manage our exposures to price fluctuations of our raw materials could affect our profitability and harm our business.

We use large amounts of steel, stainless steel, aluminum, copper, natural gas and electronic controls, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly, which could adversely affect our margins. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, acts of war or terrorism or other events outside our control, may harm our business, impair our ability to satisfy customer demand and adversely affect our business and financial performance.

To better manage our exposures to certain commodity price fluctuations, we regularly hedge our commodity exposures through derivative financial instruments. Through this hedging program, we fix the future price for a portion of these commodities used in the production of our products. To the extent that our hedging results in fixing commodity prices that are unfavorable in comparison to market prices at the time of purchase, we would experience a negative impact on our profit margins compared to the margins we would have realized if these price commitments were not in place, which may adversely affect our financial condition, results of operations and cash flows.

Because we participate in an industry that is highly competitive, our net sales and profits could decline as a result.

We sell our products in a highly competitive industry. We compete based on product design, product quality, performance and reliability, quality and responsiveness of product support services, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. This competition as well as competitors' pricing decisions could cause our sales to decrease or compel us to reduce our prices to remain competitive, either of which would adversely affect our financial condition, results of operations and cash flows.

Additionally, a substantial portion of our dealer revenue comes from a small number of buying groups, which gives those buying groups a large degree of leverage and purchasing power with us and our competitors. In recent years those buying groups have used their leverage to extract larger rebates, discounts and other price reductions. We must continually balance the added revenue from providing reduced prices to those buying groups against the reduced margins generated by them, which could adversely affect our results of operations.

We rely on independent dealers and distribution partners to sell our products, and the loss of these dealers and distribution partners could adversely affect our business.

We rely significantly on a global network of independent, regional dealers and distributors to market and distribute our products. Our dealer and distributor arrangements are non-exclusive and allow such parties to represent and promote competing products without any obligation to buy our products. The dealers and distributors with which we do business may be unwilling or unable to dedicate the resources necessary to promote our portfolio of product offerings. In addition, our distributors could retain inventory levels that exceed their future anticipated sales, which could thereby affect our future sales to those distributors. The loss of a significant number of distributors or dealers, or an increase in our distributors' or dealers' sales of our competitors' products could materially reduce our sales and profits. Furthermore, failure of our distributors to adhere to our policies designed to promote compliance with global anti-corruption laws, export controls, and local laws, could subject us to criminal or civil penalties and harm our brand and reputation.

If we do not develop new and innovative products, adapt to rapid and significant technological change or respond to introductions of new products by competitors, our results could be negatively affected.

Our strategy of creating innovative products and solutions for our customers requires significant time and investment toward product innovation, design, development and testing, all of which are necessary to meet our customers’ needs, compete with frequent new product introductions and enhancements and comply with evolving regulatory requirements in the numerous geographic markets we serve. To remain competitive, we therefore must develop new and innovative products on a rapid and on-going basis. If we do not successfully develop innovative products, it may be difficult to differentiate our products from our competitors' products and satisfy regulatory requirements, and our sales and results would suffer.

If we do not meet customers’ product quality and reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers’ decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs, and/or damage to our reputation. Similarly, if we fail to provide the same level of quality through our KitchenCare aftermarket parts and service as we provide in original equipment manufacturing, it could likewise negatively affect our revenue and our reputation with our customers.

Product quality and reliability are determined in part by factors that are not entirely within our control. We depend on our suppliers for parts and components that meet our standards. If our suppliers fail to meet those standards, we may not be able to deliver the quality products that our customers expect, which may impair revenue and our reputation and lead to higher warranty costs.

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods typically ranging from 12 months to 60 months with certain equipment having longer term warranties. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could adversely affect our financial condition, results of operations and cash flows.

Changing consumer tastes and government regulations affecting the quick-service restaurant ("QSR") industry could affect sales to our largest customers.

A number of our largest customers operate in the QSR industry. The QSR industry is frequently affected by changes in consumer tastes and eating habits, often as a result of new information or attitudes regarding diet and health or as a result of government regulations requiring QSRs to disclose the nutritional content of their food. If consumers’ eating habits change significantly, our customers may choose or be required to modify their menu offerings or cooking methods. Such modifications, or the failure to make the modifications to the extent consumers desire, could have an adverse effect on our customers’ business, financial conditions, results of operations or cash flows, which in turn could adversely affect customers' demand for our products.

We have significant manufacturing and sales of our products outside of the United States ("U.S."), which may present additional risks to our business.

For the years ended December 31, 2017, 2016 and 2015, approximately 34.6%, 35.1% and 32.1%, respectively, of our net sales were attributable to products sold outside of the U.S. We intend to continue to expand our presence in international markets and expect to expend resources in doing so. We are subject to various risks related to conducting business internationally, including:

•
potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or such countries' diplomatic relations with the U.S.;

•	the imposition by governments, including the U.S., of additional taxes, tariffs, economic sanctions, embargoes or other restrictions on foreign trade;

•
difficulties in establishing, staffing, and managing foreign operations, including but not limited to our ability to obtain or retain necessary licenses or recruit qualified personnel under local labor market conditions;

•	our ability to comply with complex international laws and regulations that may change unexpectedly, differ, or conflict with laws in other countries in which we conduct business;

•	adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any hedging transactions;

•	difficulties in enforcing contractual rights;

•	inadequate protection of intellectual property in foreign countries; and

•	unanticipated delays or disruptions in the global supply chain.

Any of these risks or other risks relating to international operations and sales could adversely affect our financial condition, results of operations and cash flows.

Our international sales and operations are subject to a variety of domestic and international laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the U.S. and the other countries in which we do business. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations, such as the FCPA. Although we implement policies and procedures designed to ensure compliance with all such laws and regulations, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other activities of the Company, which could have a material adverse impact on our financial condition, results of operations and cash flows.

We may not realize expected benefits from acquisitions of or investments in new businesses, products, or technologies, which could harm our business.

As part of our strategy, we intend to grow our company through the acquisition of businesses, products or technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or integrate newly acquired businesses. Risks associated with acquisitions include, among others:

•	the inability to finance potential acquisitions on satisfactory terms;

•	the significant amount of management time and attention needed to identify, execute and integrate any businesses to be acquired;

•	the risk that the acquired businesses will fail to maintain the quality of workmanship that we have historically provided;

•	the need to implement internal controls and integrate information systems and processes;

•	the potential loss of key employees of the acquired business;

•	lack of success in assimilating or integrating the operations or technologies of acquired businesses within our operations and technologies;

•	the impairment of goodwill and other intangible assets involved in any acquisitions;

•	the inability to fully realize some of the synergies expected or otherwise achieve anticipated revenues and profits; and

•	the ability to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

Our results of operations may be negatively impacted by product liability lawsuits.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sale and use of our products. To date, we have not incurred material costs related to these product liability claims. While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, there can be no assurance that our coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property, our business could be adversely affected.

Our patents, trademarks and licenses are important in the operation of our businesses. Although we protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Third parties may assert or prosecute infringement or validity claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and diversion of our resources. In addition, if a third-party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third-party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Weather conditions can substantially affect our business, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forgo or postpone new purchases in favor of repairing existing machinery.

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

As of December 31, 2017, we employed approximately 5,400 people worldwide and had seven employee unions in North America, one trade union in Europe and one trade union in China. Many of our European employees belong to the trade union or a European works council. Our union contracts and labor agreements are renegotiated periodically, and we cannot predict the outcome of these negotiations. If we are unable to reach new agreements or renew existing agreements on a timely basis, we may experience strikes, work stoppages, delays or other issues which could disrupt our business. Any significant labor relations issues, including issues related to the renewal of expiring union contracts, could adversely affect our operations, reputation, financial condition, results of operations and cash flows.

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

Additionally, some of our operations are or may be conducted by subsidiaries in foreign countries. The results of operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods. For example, the weakening of the British pound following the United Kingdom’s vote to exit the European Union had a negative foreign currency translation impact on our consolidated statements of operations for the year ended December 31, 2016.

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

Recent changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate statutory rate from 35% to 21%; requiring companies to pay a one-time transition tax on certain unrepatriated earnings for foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of foreign corporations; and creating a new limitation on deductible interest expense. Such changes are expected to have a material effect on our business and the industry in which we operate. This significant change to the U.S. tax system, including changes to the taxation of international income, could have a material effect upon our results of operations and cash flows.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal and external data centers, cloud services, and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk. Our information technology and infrastructure, and that of our partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of roll-outs of new systems. In addition, because techniques used by computer programmers and hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. Any data security attack, breach or operational failure could compromise our networks and/or that of our partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

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

The terms of the credit agreement that governs our senior secured credit facilities, the agreements that govern the securitization facility and the indenture governing the high yield notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our senior secured credit facilities and to securitize accounts receivable under the securitization facility is subject to compliance with a maximum consolidated total leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. Our senior secured credit facilities include other restrictions that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indenture governing the high yield notes contains limitations on our ability to effect mergers and change of control events as well as other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of our subsidiaries to pay dividends or other payments; transactions with affiliates; and sale of assets.

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

Generally, taxes resulting from the failure of the Spin-Off to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on MTW or MTW’s shareholders and, under the tax matters agreement dated as of March 4, 2016, between MTW and MFS (the "Tax Matters Agreement"), MTW is generally obligated to indemnify us against such taxes. However, under the Tax Matters Agreement, we could be required, under certain circumstances, to indemnify MTW and its affiliates against all tax-related liabilities caused by those failures, to the extent those liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the Tax Matters Agreement or any other agreement we entered into in connection with the Spin-Off. Events triggering an indemnification obligation under the agreement include events occurring after the Distribution that cause MTW to recognize a gain under Section 355(e) of the Code.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

The following table outlines the principal facilities the Company owned or leased as of December 31, 2017.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Americas
New Port Richey, Florida (1) (2)	Corporate Headquarters	50,000	Owned/Leased
Manitowoc, Wisconsin (1) (2)	Manufacturing/Office	391,000	Owned/Leased
Parsons, Tennessee (1)	Manufacturing/Office/Warehouse	465,000	Owned/Leased
Sellersburg, Indiana (2)	Office	32,000	Leased
Tijuana, Mexico	Manufacturing/Warehouse	111,000	Leased
Shreveport, Louisiana (1) (2)	Manufacturing/Office/Warehouse	569,000	Owned/Leased
Mt. Pleasant, Michigan (2)	Manufacturing/Office	345,000	Owned
Baltimore, Maryland	Manufacturing/Office	16,000	Leased
Cleveland, Ohio (2)	Office	30,000	Leased
Covington, Tennessee (1) (2)	Manufacturing/Office/Warehouse	489,000	Owned/Leased
Concord, Ontario, Canada	Manufacturing/Office	116,000	Leased
Mississauga, Ontario, Canada (1) (2)	Manufacturing/Office/Warehouse	186,000	Leased
Monterrey, Mexico	Manufacturing/Office	303,750	Leased
EMEA
Guildford, United Kingdom (2)	Office	35,000	Leased
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	140,000	Leased
Herisau, Switzerland (2)	Manufacturing/Office	26,974	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office	86,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
APAC
Foshan, China (1)	Manufacturing/Office/Warehouse	125,000	Owned
Hangzhou, China (2)	Manufacturing	226,000	Owned
Prachinburi, Thailand (1)	Manufacturing/Warehouse	130,000	Owned
Kwong Min, Singapore	Office/Warehouse	34,300	Leased
(1) There are multiple separate facilities within these locations.
(2) Serves also as a research and development center.

In addition, we lease office and/or warehouse space in Odessa, Florida; Fort Wayne and Jeffersonville, Indiana; Herborn, Germany; Moscow, Russia; Shanghai, China; Bang Na, Thailand; Kuala Lumpur and Selangor, Malaysia; Aljunied, Singapore; Barcelona, Spain; Naucalpan de Juarez, Mexico; Gurgaon, Mumbai and Bangalore, India; and Dubai, United Arab Emirates.

See Note 21, "Leases," of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding leases.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, our management does not believe that the ultimate disposition of any pending matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations. For information concerning other contingencies and uncertainties, see Note 17, "Contingencies and Significant Estimates," to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol MFS on March 4, 2016. Prior to that date, there was no public trading market for shares of our common stock. On March 6, 2017, our shares commenced trading under the Company's new name, Welbilt, Inc., and a new New York Stock Exchange ticker symbol, “WBT.”

The following table shows the highest and lowest prices paid per share for our common stock during the calendar quarter indicated below since the Spin-Off on March 4, 2016.

	Common Stock Market Price
	2017		2016
	Highest	Lowest	Highest	Lowest
First Quarter*	$19.86	$17.60	$15.50	$12.20
Second Quarter	21.10	18.52	17.62	13.76
Third Quarter	23.45	18.53	18.94	15.44
Fourth Quarter	23.64	20.66	19.65	14.93
*First Quarter 2016 is from March 4, 2016 through March 31, 2016.

Holders

As of February 22, 2018 there were 1,642 holders of record of our common stock.

Dividend Policy

The amount and timing of dividends, if any, will be determined by our Board of Directors. Our Board of Directors has not authorized or paid a dividend since we became an independent public company on March 4, 2016 and does not currently plan on paying a dividend in 2018 as our focus continues to be the reduction of outstanding debt. The timing, declaration, amount and payment of any future dividends is within the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, corporate strategy, capital requirements of our operating subsidiaries, contractual restrictions, including covenants contained in our senior secured credit facilities and our senior notes indenture, debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Item 12 in Part III in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

There were no unregistered offerings nor any repurchases of our common stock by us or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the year ended December 31, 2017.

Performance Graph

The following graph and table depict the total return to stockholders from March 4, 2016 (the date our common stock began trading on the NYSE) through December 31, 2017, relative to the performance of the S&P 500 Index and the S&P 400 Midcap Index. The graph and table assume $100 invested at the closing price of $13.80 on March 4, 2016 and that all dividends were reinvested.

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

	March 4, 2016	December 31, 2016	December 31, 2017
WBT	$100.00	$140.07	$167.61
S&P 500	100.00	111.94	139.31
S&P 400 Midcap	100.00	118.68	140.51

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data as of and for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016, from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We derived the selected combined financial data for the fiscal years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited and unaudited combined financial statements that are not included in this Annual Report on Form 10-K.

During the periods presented prior to the Spin-Off on March 4, 2016, the Company’s financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. We functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for us. Therefore, certain costs related to us have been allocated from MTW for the period from January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the prior periods presented. These allocated costs were primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) stock-based compensation, and 4) certain corporate functions, which were not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures the Company determined as reasonable.

We believe the assumptions underlying the financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. Nevertheless, the financial statements may not be indicative of our future performance, and do not necessarily include all of the actual expenses that would have been incurred by us and may not reflect the financial position, results of operations and cash flows had we been a stand-alone company during the entirety of the periods presented. No cash dividends were declared during the periods presented.

You should read the selected historical consolidated financial data presented below in conjunction with our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K and "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	As of and for the year ended December 31,
(in millions)	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales	$1,445.4	$1,456.6	$1,570.1	$1,581.3	$1,541.8
Depreciation and amortization	47.9	48.5	51.0	53.0	51.4
Earnings before income taxes	118.8	104.8	196.4	185.7	204.6
Net earnings	134.0	79.5	157.1	159.8	146.1
Earnings per share — Basic (1)	0.96	0.58	1.15	1.17	1.07
Earnings per share — Diluted (1)	0.95	0.57	1.15	1.17	1.07

Balance Sheets Data:
Working capital (2)	$132.4	$118.9	$88.0	$72.7	$74.0
Total assets	1,840.4	1,769.1	1,754.0	1,898.3	1,918.2
Long-term obligations (3)	1,232.2	1,278.7	2.3	3.6	1.7
Capital expenditures	20.7	16.0	13.2	25.3	33.6
(1) On March 4, 2016, MTW distributed 137.0 million shares of our common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per share and the average number of common shares outstanding were retrospectively restated for the number of the our shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share, for the prior periods presented, since no equity awards were outstanding prior to the Spin-Off.
(2) Working capital is defined as net receivables and inventory less trade accounts payable.
(3) Long-term obligations includes long-term capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes of Welbilt, Inc. and its consolidated subsidiaries included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods or what our financial condition, results of operation and cash flows would have been had Welbilt, Inc. been an independent, publicly-traded company prior to March 4, 2016. This Annual Report on Form 10-K, including matters discussed under the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Notes Regarding Forward-Looking Information" and "Item 1A.—Risk Factors" for a discussion of uncertainties, risks and assumptions that may cause actual results to differ materially from those contained in any forward-looking statements.

Business Overview

On January 29, 2015, our former parent, The Manitowoc Company, Inc. ("MTW"), announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. ("MFS") held the foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent, publicly-traded company (the "Distribution"). In this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively.

Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to Welbilt. This change was part of our strategic repositioning after we spun off from MTW and represents a long-standing commitment to put customers’ needs first. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

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

Our products are sold in over 100 countries globally, across the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). Our products, services and solutions are marketed through a worldwide network of 3,500 distributors and dealers and distributors under our portfolio of 12 award-winning brands, including Cleveland, Convotherm, Delfield, fitkitchen, Frymaster, Garland, Kolpak, Lincoln, Manitowoc Ice, Merco, Merrychef and Multiplex. All of our products are supported by KitchenCare, our aftermarket parts and repair service business. Our scale and expertise enable us to serve a global customer base across the world in continually evolving foodservice markets. For the years ended December 31, 2017, 2016 and 2015, we generated revenue of $1,445.4 million, $1,456.6 million and $1,570.1 million, respectively.

Our customers include many of the fastest-growing and most-innovative foodservice companies in the world. We serve customers around the globe and we intend to support our customers as they grow. Our integrated manufacturing operations, service sites and sales offices work together to assist customers worldwide, whether these customers are local businesses or global companies.

Global and regional markets for food and foodservice are growing. On a global scale, the demand for affordable dining is expected to continue increasing. Market growth is expected to be driven by, among other factors, disposable income, increased employment, investment in new establishments and the underlying trend for increased convenience.

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

In 2017, we focused on achieving profitable growth, developing new product and system solutions to support future revenues, reducing long-term debt obligations and developing our acquisition pipeline. Conditions in the general market during the second half of 2017 were soft, and as part of our 80/20 customer line simplification, we focused on pursuing sales that supported our margin objectives and elected not to participate in selected margin-dilutive sales. We expect these trends to continue through the first half of 2018 and stabilize in the second half of 2018. We also expect that increased demand from large chain customers, improved market conditions, new product rollouts and the initial rollouts of our fitkitchen systems will help offset these trends and drive increased sales in 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that does affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, and (2) bonus depreciation that will allow for full expensing of qualified property. Effective in 2018, the Tax Act reduces the U.S. federal corporate statutory tax rate to 21%, and introduces a new provision designed to tax global intangible low-taxed income (“GILTI”). As a result of the Tax Act, additional legislative and regulatory guidance may be issued, which could impact our effective tax rate in future periods. Refer to additional discussion of the impact of the Tax Act on the consolidated financial statements in the Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On February 23, 2018, we entered into a Share Sale and Purchase Agreement to acquire 100% of the share capital of Avaj International Holding AB ("Crem") for total consideration of approximately 1,800.0 million Swedish Krona or $224.0 million. Crem develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen®, Expobar® and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. Following completion of the acquisition, we will have an established presence in hot beverage equipment, a complementary product category, and expect to realize operational synergies and cross-selling benefits. In addition, the acquisition supports our strategic objective of increasing our Europe and Asia presence. The acquisition will be funded through cash on hand and additional borrowings under existing credit lines and is expected to close in the second quarter of 2018, subject to certain closing conditions.

We are exploring additional acquisition opportunities that complement our product lines, allow us to expand our presence in international markets, enable us to leverage our distribution capabilities, provide us with selective technologies and/or otherwise support the expansion of our business in a manner that is consistent with our strategic goals.

Our 2018 strategic objectives, which include continued execution of our Simplification and Right-Sizing initiatives in order to further realize margin improvements and the reduction of debt, are the following:

•	Achieve profitable growth;

•	Create innovative products and solutions;

•	Guarantee customer satisfaction;

•	Drive operational excellence; and

•	Develop great people.

Reportable Segments

We manage our business in three geographic reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is made up of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment is principally comprised of markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong,Thailand, Malaysia, and New Zealand.

These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. We evaluate segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). Adjusted Operating EBITDA is a non-GAAP measure, and our presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies. Beginning in January 2017, we updated our performance measure and definition of Adjusted Operating EBITDA (previously titled "Operating EBITA") to additionally exclude at the segment level depreciation expense, gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. All prior segment information has been recast to reflect these changes for consistency of presentation. See "-Non-GAAP Financial Measures" below for important information regarding the use of non-GAAP financial measures. See Note 22, "Business Segments" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our reportable segments.

Accounting Basis of Presentation

During the periods presented prior to the Spin-Off on March 4, 2016, our consolidated financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. We functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for us and certain costs related to us have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the year ended December 31, 2015.

The financial information included herein may not necessarily reflect our financial condition, results of operations and cash flows in the future or what our financial condition, results of operation and cash flows would have been had Welbilt been an independent, publicly-traded company prior to the Spin-Off.

Results of Operations

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Our consolidated results comprised the following for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016	$ Change	% Change
Net sales	$1,445.4	$1,456.6	$(11.2)	(0.8)%
Cost of sales	908.5	923.8	(15.3)	(1.7)%
Gross profit	536.9	532.8	4.1	0.8%
Gross profit margin	37.1%	36.6%
Selling, general and administrative expenses	278.2	290.1	(11.9)	(4.1)%
Amortization expense	31.2	31.2	—	—%
Separation expense	1.6	6.5	(4.9)	(75.4)%
Restructuring expense	10.8	2.5	8.3	332.0%
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	(7.3)	(221.2)%
Earnings from operations	219.1	199.2	19.9	10.0%
Interest expense	86.9	85.2	1.7	2.0%
Interest expense on notes with MTW — net	—	0.1	(0.1)	(100.0)%
Loss on early extinguishment of debt	4.4	—	4.4	N/M
Other expense — net	9.0	9.1	(0.1)	(1.1)%
Earnings before income taxes	118.8	104.8	14.0	13.4%
Income taxes	(15.2)	25.3	(40.5)	(160.1)%
Net earnings	$134.0	$79.5	$54.5	68.6%
N/M = Not Meaningful

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016	$ Change	% Change
Net sales:
Americas	$1,166.8	$1,186.6	$(19.8)	(1.7)%
EMEA	296.5	287.6	8.9	3.1%
APAC	190.2	190.9	(0.7)	(0.4)%
Elimination of intersegment sales	(208.1)	(208.5)	0.4	(0.2)%
Total net sales	$1,445.4	$1,456.6	$(11.2)	(0.8)%

Consolidated net sales totaled $1,445.4 million for the year ended December 31, 2017, representing a $11.2 million, or 0.8%, decrease compared to the prior year. This decrease was primarily driven by lower volumes of $33.7 million in part due to 80/20 customer line simplification and partially offset by positive net pricing of $24.0 million, which includes $14.4 million of pricing realization from our Simplification and Right-Sizing Initiatives. Prior year net sales for this period included $14.5 million from operations in Latin America and China that were divested in 2016. In addition, foreign currency translation negatively impacted net sales for the year ended December 31, 2017 by $1.4 million, or 0.1%.

Net sales in the Americas segment for the year ended December 31, 2017 decreased $19.8 million, or 1.7%, which consisted of a decrease in third-party net sales of $16.0 million and lower intersegment net sales of $3.8 million. The third-party net sales decrease was driven by lower sales of both hot-side and cold-side products due in part to 80/20 customer line simplification. Foreign currency translation had a positive impact of $2.0 million on third-party net sales for the year ended December 31, 2017.

Net sales in the EMEA segment for the year ended December 31, 2017 increased $8.9 million, or 3.1%, primarily driven by an increase in third-party net sales of $1.5 million and higher intersegment net sales of $7.4 million. Third-party net sales increased due to stronger sales of cold-side products and KitchenCare sales in the region, partially offset by lost sales from our 80/20 product line simplification. Foreign currency translation had a $3.4 million negative impact on third-party net sales for the year ended December 31, 2017.

Net sales in the APAC segment for the year ended December 31, 2017 decreased $0.7 million, or 0.4%, which consisted of and increase in third-party net sales of $3.3 million, offset by lower intersegment sales of $4.0 million. Third-party net sales increased primarily due to higher sales of hot-side and cold-side products and improved KitchenCare sales partially offset by by the divestiture of a parts and field service business in China in January 2017. Foreign currency translation had a minimal impact on third-party net sales for the year ended December 31, 2017.

Analysis of Earnings from Operations

Consolidated earnings from operations for the year ended December 31, 2017 totaled $219.1 million, an increase of $19.9 million, or 10.0%, compared to the prior year, which was principally driven by increases from: (i) savings from Simplification and Right-Sizing Initiatives of $45.7 million, (ii) a decrease in selling, general and administrative expenses, (iii) increased net pricing of $9.8 million, (iv) a decrease in separation costs incurred in connection with the Spin-Off of $4.9 million and (v) a gain of $3.8 million recognized for the sale of our Singapore building in July 2017. The Simplification and Right-Sizing initiatives include product and customer rationalization, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction and reduction in workforce. These increases were partially offset by: (i) the negative impact of lower volumes and product mix of $30.4 million, (ii) material cost inflation of $10.8 million and (iii) incremental restructuring charges of $8.3 million primarily associated with executive retirements and company-wide workforce reductions.

Total selling, general and administrative expenses were $278.2 million for the year ended December 31, 2017, a decrease of $11.9 million, or 4.1%, compared to the prior year. The decrease was principally driven by: (i) lower incentive compensation of $5.6 million, (ii) lower employee benefit related expenses of $4.2 million associated with group health insurance and pension benefit expenses, (iii) lower concessions and bad debt expense of $3.1 million and (iv) $2.5 million of reduced costs associated with company-wide reductions in force completed in 2017. These decreases were partially offset by a $2.4 million increase in stock-based compensation expense.

Analysis of Segment Adjusted Operating EBITDA

We evaluate segment performance based upon Adjusted Operating EBITDA which is defined as earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including (gain) loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt.

Adjusted Operating EBITDA for our reportable segments comprised the following for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016	$ Change	% Change
Segment Adjusted Operating EBITDA:
Americas	$240.7	$233.6	$7.1	3.0%
EMEA	55.2	44.3	10.9	24.6%
APAC	22.7	24.7	(2.0)	(8.1)%
Total Segment Adjusted Operating EBITDA	$318.6	$302.6	$16.0	5.3%

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2017 increased by $7.1 million, or 3.0%, despite the decrease in net sales. The increase was primarily driven by our Simplification and Right-Sizing initiatives of $36.6 million, positive impacts from net pricing, lower incentive compensation and a reduction in controllable costs. These increases were partially offset by lower volumes and product mix, increased material costs, lower fixed cost absorption and the negative impact from foreign currency translation.

Adjusted Operating EBITDA in the EMEA segment for the year ended December 31, 2017 increased by $10.9 million, or 24.6%, which was primarily driven by improved intersegment pricing, cost savings from the Simplification and Right-Sizing Initiatives of $5.0 million and a positive impact of foreign currency translation. These increases were partially offset by unfavorable sales mix and material cost inflation.

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2017 decreased by $2.0 million, or 8.1%. The decrease was primarily driven by unfavorable intersegment pricing and material cost inflation. These decreases were partially offset by increased volumes and product mix, improved freight costs and other controllable expenses and savings from the Simplification and Right-Sizing Initiatives of $3.0 million.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2017, interest expense was $86.9 million, an $1.7 million increase from the prior year, which was primarily due to interest expense being recorded for only a portion of 2016 as we issued $1,400.0 million of long-term debt as a result of the Spin-Off in the first quarter of 2016. The loss on early extinguishment of debt of $4.4 million recognized during the year ended December 31, 2017 includes both the extinguishment associated with two debt repricing events in 2017 as well as the correction of an error. During the first quarter of 2017, we recorded an out-of-period adjustment of $2.7 million for the loss incurred on prepayments made on our Term Loan B Facility (as defined in "—Liquidity and Capital Resources").

Analysis of Income Taxes

Income taxes for the year ended December 31, 2017 were a benefit of $15.2 million, which was a decrease of $40.5 million compared to the prior year. This decrease was primarily due to a $45.5 million benefit from the revaluation of the U.S. deferred tax assets and liabilities at the reduced enacted rate and resulted in a reduction in our effective tax rate from 24.1% for the year ended December 31, 2016 to (12.8)% for the year ended December 31, 2017. In addition, a valuation allowance of $8.6 million was released during the year ended December 31, 2017 that was recorded against the deferred tax assets for certain entities in the United Kingdom. A $3.5 million net state tax benefit was recorded in 2017 primarily due to revised estimates of our state tax liabilities. These benefits were partially offset by the Deemed Repatriation Transition Tax ("Transition Tax") of $13.5 million on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries.

Our effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign taxes that are generally lower than the U.S. federal statutory rate in addition to the adjustments related to the impact of the Tax Act enacted in 2017.

Domestic earnings before income taxes in 2017 represent 17.3% of total earnings and a favorable 6.6% effective tax rate impact for net lower taxes on foreign income due in part to changes in foreign tax laws, whereas 2016 domestic earnings represent 29.1% of total earnings and a favorable 9.3% effective tax rate impact for net lower taxes on foreign income. The 2017 and 2016 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25%.

In connection with the Spin-Off and as a result of MTW filing the 2016 U.S. corporate income tax returns at the end of the third quarter of 2017, certain other adjustments were recorded. Adjustments included a true-up of the differences between the book and tax bases of certain assets and liabilities, resulting in a $8.1 million increase to the deferred tax liability, which was partially offset by a $0.9 million decrease to the deferred tax liability to reflect the return to provision adjustments. As a result of these adjustments, a net $7.2 million increase in deferred tax liabilities with an offsetting decrease in additional paid-in capital was recorded.

Deferred income taxes are provided for the effects of temporary differences between the assets and liabilities recognized for financial reporting and tax reporting. These temporary differences result in taxable or deductible amounts in future years.

Management’s intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. The Tax Act includes the Transition Tax provision that imposes a tax on foreign earnings whether or not such earnings are repatriated to the U.S. As a result of this new tax, management is reviewing the prior position on the reinvestment of the earnings of foreign subsidiaries outside of the U.S. This review may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations, ongoing analysis of the Tax Act and gathering additional information to make a more informed decision for our intent to reinvest earnings of foreign subsidiaries indefinitely outside the U.S.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Our consolidated results comprised the following for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015	$ Change	% Change
Net sales	$1,456.6	$1,570.1	$(113.5)	(7.2)%
Cost of sales	923.8	1,068.4	(144.6)	(13.5)%
Gross profit	532.8	501.7	31.1	6.2%
Gross profit margin	36.6%	32.0%
Selling, general and administrative expenses	290.1	291.6	(1.5)	(0.5)%
Amortization expense	31.2	31.4	(0.2)	(0.6)%
Separation expense	6.5	4.3	2.2	51.2%
Restructuring expense	2.5	4.6	(2.1)	(45.7)%
Loss from impairment or disposal of assets - net	3.3	9.9	(6.6)	(66.7)%
Earnings from operations	199.2	159.9	39.3	24.6%
Interest expense	85.2	1.4	83.8	5,985.7%
Interest expense (income) on notes with MTW — net	0.1	(15.8)	15.9	(100.6)%
Other expense (income) — net	9.1	(22.1)	31.2	(141.2)%
Earnings before income taxes	104.8	196.4	(91.6)	(46.6)%
Income taxes	25.3	39.3	(14.0)	(35.6)%
Net earnings	$79.5	$157.1	$(77.6)	(49.4)%

Analysis of Net sales

Net sales for our reportable segments comprised the following for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015	$ Change	% Change
Net sales:
Americas	$1,186.6	$1,323.7	$(137.1)	(10.4)%
EMEA	287.6	281.6	6.0	2.1%
APAC	190.9	191.1	(0.2)	(0.1)%
Elimination of intersegment sales	(208.5)	(226.3)	17.8	(7.9)%
Total net sales	$1,456.6	$1,570.1	$(113.5)	(7.2)%

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

Net sales in the Americas segment for the year ended December 31, 2016 decreased $137.1 million, or 10.4%, primarily due to the divestiture of KPS in December 2015, which caused a decrease of approximately $122.1 million. Adjusted for the divestiture of KPS, net sales decreased $15.0 million from the prior year, which is a non-GAAP measure that consisted of a decrease in third-party net sales of $12.0 million and lower intersegment net sales of $3.0 million. The $12.0 million third-party net sales decrease year-over-year was due to softness in sales of hot-side products and a reduction in KitchenCare sales of $2.4 million, partially offset by an increase of $28.7 million in pricing realization from our Simplification and Right-Sizing Initiatives. Foreign currency translation had an $8.1 million negative impact on third-party net sales for the year ended December 31, 2016.

Net sales in the EMEA segment for the year ended December 31, 2016 increased by $6.0 million, or 2.1%, primarily driven by an increase in third-party net sales of $16.1 million, partially offset by lower intersegment net sales of $10.1 million. Third-party net sales increased due to stronger sales of hot-side products, including Merrychef high-speed ovens, stronger sales of beverage products, an increase of $6.8 million in pricing realization from the Simplification and Right-Sizing Initiatives and an increase of $1.0 million from improvement in KitchenCare sales in the region. Foreign currency translation had a $14.6 million negative impact on third-party net sales for the year ended December 31, 2016.

Net sales in the APAC segment for the year ended December 31, 2016 decreased $0.2 million, or 0.1%. Current year net sales included $11.2 million from the Welbilt Thailand acquisition in October 2015. Adjusted for the acquisition of Welbilt Thailand, which is a non-GAAP measure, net sales decreased $7.1 million and consisted of a decrease in third-party net sales of $2.4 million and lower intersegment sales of $4.7 million. Foreign currency translation has a $3.7 million negative impact on third-party net sales for the year ended December 31, 2016.

Analysis of Earnings from Operations

Consolidated earnings from operations for the year ended December 31, 2016 totaled $199.2 million, an increase of $39.3 million, or 24.6%, compared to the prior year, which was principally driven by savings from Simplification and Right-Sizing Initiatives of approximately $56.8 million, partially offset by higher incentive compensation and the sale of KPS in December 2015.

Total selling, general and administrative expenses amounted to $290.1 million for the year ended December 31, 2016, a decrease of $1.5 million, or 0.5%, compared to the prior year. The decrease was principally driven by the impact from the divestiture of KPS of approximately $9.7 million, cost containment savings of $7.8 million and savings from the Simplification and Right-Sizing Initiatives of approximately $6.9 million. These decreases were partially offset by a $9.4 million increase in incentive compensation expense, a $5.8 million increase from the impact of foreign currency translation, $6.4 million of costs allocated to Welbilt in connection with the Spin-Off and the impact from the acquisition of Welbilt Thailand of $1.3 million.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015	$ Change	% Change
Segment Adjusted Operating EBITDA:
Americas	$233.6	$215.6	$18.0	8.3%
EMEA	44.3	27.0	17.3	64.1%
APAC	24.7	25.3	(0.6)	(2.4)%
Total Segment Adjusted Operating EBITDA	$302.6	$267.9	$34.7	13.0%

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2016 increased $18.0 million, or 8.3%, despite the decrease in net sales. Adjusted for the impact of the divestiture of KPS of $12.8 million, Adjusted Operating EBITDA increased from the prior year by $30.8 million. The increase was primarily driven by $42.6 million of savings from the Simplification and Right-Sizing Initiatives, a $15.9 million improvement in KitchenCare operations and operating efficiency improvements. These increases were partially offset by the negative impact from lower sales volume, higher incentive compensation and lower fixed cost absorption.

Adjusted Operating EBITDA in the EMEA segment for the year ended December 31, 2016 increased by $17.3 million, or 64.1%, which was primarily driven by cost savings of approximately $10.8 million from Simplification and Right-Sizing Initiatives, a $4.0 million improvement in KitchenCare operations in the region and better product mix from new product introductions. These increases were partially offset by the negative impact from foreign currency translation, higher incentive compensation and lower fixed cost absorption.

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2016 decreased $0.6 million, or 2.4%. The decrease was primarily driven by the negative impact of lower volumes and fixed cost absorption, partially offset by savings from the Simplification and Right-Sizing Initiatives of $3.4 million and a $1.9 million improvement in KitchenCare operations in the region.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2016, interest expense was $85.2 million, an $83.8 million increase from the prior year, which was due to the issuance of $1,400.0 million of long-term debt as a result of the Spin-Off in the first quarter of 2016. Interest expense (income) on notes with MTW—net reflects net interest income on funding provided by us to MTW via intercompany debt settled immediately prior to the Spin-Off. Other expense (income)—net reflects primarily amortization of deferred financing fees on the aforementioned long-term debt, gains and losses on the disposal of businesses and foreign currency gains and losses. The decrease in other income, net of $31.2 million was due primarily to a $9.9 million gain on the sale of KPS in December 2015, the $5.4 million gain on sale of a certain investment property in 2015, a $4.9 million gain on the acquisition of Welbilt Thailand in October 2015 and $4.8 million of deferred financing costs recognized during the year ended December 31, 2016 in connection with the aforementioned debt issuance.

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

Domestic earnings before income taxes in 2016 represent 29.1% of total earnings and a favorable 9.3% effective tax rate impact for net lower taxes on foreign income, whereas 2015 domestic earnings represent 61.8% of total earnings and a 9.6% effective tax rate benefit for net lower taxes on foreign income. The 2016 and 2015 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25%.

The 2015 tax provision benefited by $17.8 million related to the divestiture of KPS resulting in a favorable impact to the effective tax rate. The benefit was primarily due to the write-off of $13.8 million of an unamortized deferred tax liability recorded in purchase accounting and use of a capital loss carryforward.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. At December 31, 2017, we had $128.4 million of cash and cash equivalents, 94% of which was outside of the U.S. Given debt service requirements in the U.S. and our international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S., irrespective of the Tax Act. The Tax Act includes the Transition Tax provision that imposes a tax on foreign earnings whether or not such earnings are repatriated to the U.S. As a result of the Transition Tax, management is reviewing the current position on the reinvestment of the earnings of foreign subsidiaries outside of the U.S. This review may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations, ongoing analysis of the Tax Act and gathering additional information to make a more informed decision for our intent to reinvest earnings of foreign subsidiaries indefinitely outside the U.S.

Our primary future cash needs are currently expected to be centered on operating activities, working capital, debt service and capital investments, including investments for announced and future acquisitions. We estimate that our capital expenditures will be approximately $40.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs; however, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) the liquidity of the overall capital markets (ii) the then-current state of the economy and (iii) our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

The table below shows a summary of cash flows for the periods indicated:

	Years Ended December 31,
(in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$137.8	$125.8	$143.0
Investing activities	(3.4)	(20.4)	59.1
Financing activities	(51.7)	(82.7)	(183.1)
Effect of exchange rate changes on cash	(8.1)	(0.9)	(3.5)
Net change in cash and cash equivalents	$74.6	$21.8	$15.5

Operating Activities

Cash and cash equivalents on-hand at December 31, 2017 amounted to $128.4 million, compared to $53.8 million at December 31, 2016.
Cash flows from operating activities for the year ended December 31, 2017 was $137.8 million, an increase of $12.0 million compared to the prior year. The increase in cash flows from operating activities was primarily due to a year over year increase in earnings from operations totaling $19.9 million and a provision of cash from accounts receivables totaling $10.8 million in 2017 compared to a usage of cash totaling $8.3 million in 2016 due to the timing of collections. These increases were partially offset by additional cash paid for interest of $25.1 million during 2017 due to a full-year of long-term debt outstanding that was issued as a result of the Spin-Off in the first quarter of 2016.

Cash flows from operating activities during 2016 were $125.8 million, a decrease of $17.2 million compared to the prior year. The decrease in cash flow from operating activities was primarily due to cash paid for interest of $69.6 million during the year ended December 31, 2016 on $1,400.0 million of long-term debt issued as a result of the Spin-Off. This was partially offset by the timing of cash payments on trade accounts payable of $14.5 million.

Investing Activities

Cash flows used in investing activities of $3.4 million in 2017 consisted primarily of capital expenditures of $20.7 million, with the majority of capital expenditures related to investments in machinery, equipment and information technology fixed assets offset by proceeds from the sale of property, plant and equipment totaling $12.3 million and a decrease in restricted cash totaling $6.2 million.

Cash flows used in investing activities of $20.4 million in 2016 consisted primarily of capital expenditures of $16.0 million, with the majority of capital expenditures related to fixed asset equipment purchases.

Cash flows provided by investing activities of $59.1 million in 2015 related mainly to $78.2 million of proceeds from the sale of KPS partially offset by capital expenditures of $13.2 million for fixed asset equipment purchases.

Financing Activities

Cash flows used in financing activities for the year ended December 31, 2017 was $51.7 million, primarily due to the net repayment of long-term debt and capital leases of $49.1 million.

Cash flows used in financing activities for the year ended December 31, 2016 was $82.7 million, primarily due to the dividend payment of $1,362.0 million to MTW, the repayment of long-term debt of $186.8 million and cash paid of $41.3 million for costs incurred in connection with the issuance of debt, partially offset by debt issuance proceeds of $1,501.1 million.

Cash flows used in financing activities for the year ended December 31, 2015 was $183.1 million primarily related to financing transactions with MTW.

Financing Resources

Senior Secured Credit Facilities

On March 3, 2016, we entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Term Loan B Facility matures in March 2023. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Revolving Facility matures in March 2021. We entered into security and other agreements relating to the 2016 Credit Agreement.

On March 6, 2017, we entered into an amendment to its 2016 Credit Agreement to reprice the outstanding Term Loan B Facility, providing for a decrease to the maximum applicable margin for London interbank offered rate (“LIBOR”) and alternate base rate (“ABR”) loans by 1.75% (the “Second Amendment”).

Subsequent to the Second Amendment, borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at our option, (i) LIBOR plus an applicable margin of 3.00% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an ABR plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

On September 7, 2017, we entered into an additional amendment to its 2016 Credit Agreement to reprice the then outstanding Term Loan B Facility, providing for a further decrease to the maximum applicable margin for LIBOR and ABR loans by an additional 0.25% (the “Third Amendment”).

Subsequent to the Third Amendment, borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at our option, (i) LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an ABR plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

The 2016 Credit Agreement contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current levels of the financial ratio covenants under the Senior Secured Credit Facilities and our actual ratios for each quarter ended during 2017 are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio Level (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio Level (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2017	5.50:1.00	5.20:1.00	2.50:1.00	2.71:1.00
June 30, 2017	5.25:1.00	5.06:1.00	2.50:1.00	2.87:1.00
September 30, 2017	5.00:1.00	4.82:1.00	2.75:1.00	3.06:1.00
December 31, 2017 (1)	4.75:1.00	4.53:1.00	3.00:1.00	3.25:1.00
(1) Consolidated Total Leverage Ratio level shown does not incorporate the increase to 5.25:1.00 as discussed below for the amendment to the 2016 Credit Agreement entered into subsequent to December 31, 2017.

The 2016 Credit Agreement also includes negative covenants that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.

As of December 31, 2017, borrowings under the 2016 Credit Agreement consisted of a Term Loan B balance of $815.0 million with a weighted average interest rate of 4.90% and a Revolving Facility balance of $25.0 million with a weighted average interest rate of 4.41%. Under the Revolving Facility, there were outstanding standby letters of credit totaling $3.6 million and $196.4 million available for future borrowings.

On February 2, 2018, we entered into an amendment to the 2016 Credit Agreement (the "Fourth Amendment"), which increases the Consolidated Total Leverage Ratio for each of the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 to 5.25:1.00. The required ratio level will then reduce 0.25 each subsequent fiscal quarter until the ratio reaches 4.00:1.00 in the fiscal quarter ending September 30, 2019.

Our obligations under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of our existing and future direct and indirectly wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, and (iii) special purpose securitization vehicles).

There is a first priority perfected lien on substantially all of our assets and property and guarantors and proceeds therefrom excluding certain excluded assets. The liens securing our obligations under the Revolving Facility and the Term Loan B Facility are pari passu.

Based upon management's current plans and outlook as well as the covenant changes in the Fourth Amendment, management believes we will be able to comply with these covenants during the subsequent 12 months.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the "Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.

The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act. In September 2016, we completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered under the Securities Act.

As of December 31, 2017, borrowings under the Senior Notes totaled $425.0 million with a weighted average interest rate of 9.72%.

The Senior Notes are redeemable, at our option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100.00% of the principal amount thereof plus a "make-whole" premium and accrued but unpaid interest to the date of redemption. In addition, we may redeem the Senior Notes at our option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

Year	Percentage
2019	107.125%
2020	104.750%
2021	102.375%
2022 and thereafter	100.000%

At any time, or from time to time, on or prior to February 15, 2019, we may, at our option, use the net cash proceeds of one or more underwritten public equity offerings of qualified capital stock to redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 109.500% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, upon the terms and subject to the conditions set forth in the indenture governing the Senior Notes.

We must generally offer to repurchase all of the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101.0% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

The indenture governing the Senior Notes contains limitations on our ability to effect mergers and change of control events as well as other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of our subsidiaries to pay dividends or other payments; transactions with affiliates; and sale of assets.

The Senior Notes are subject to the same financial covenants as those contained in the 2016 Credit Agreement discussed above.

Off-Balance Sheet Arrangements

The Company's disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•
The Company disclosed its accounts receivable securitization arrangement in Note 11, "Accounts Receivable Securitization," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

•
The Company leases various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21, "Leases," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (as amended, restated, supplemented or otherwise modified from time to time the "2016 Securitization Facility") with Wells Fargo Bank, National Association, as purchaser and agent, whereby the Company sold certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which entity, in turn, will sell, convey, transfer and assign to a third-party financial institution (a "Purchaser"), all of the right, title and interest in and to its pool of receivables to the Purchaser. The Purchaser receives ownership of the pools of receivables. The Company along with certain of its subsidiaries act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers will be compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments in accordance with a receivables purchase agreement. The Purchaser has no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as those required under the 2016 Credit Agreement.

The 2016 Securitization Facility was amended on February 2, 2018 in conjunction with the Fourth Amendment to provide for certain conforming changes including amending the Consolidated Total Leverage Ratio required thereunder.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$1,265.0	$—	$—	$—	$25.0	$—	$1,240.0
Interest obligations	447.2	76.2	76.1	76.1	76.1	76.1	66.6
Capital leases	2.7	0.7	0.7	0.6	0.5	0.2	—
Operating leases	43.5	13.3	11.2	7.6	5.1	3.4	2.9
Income tax payable	12.5	1.1	1.1	1.1	1.1	2.0	6.1
Purchase obligations	99.6	86.1	4.9	3.9	2.3	2.4	—
Total contractual obligations	$1,870.5	$177.4	$94.0	$89.3	$110.1	$84.1	$1,315.6

Unrecognized tax benefits totaling $12.3 million as of December 31, 2017, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, "Income Taxes," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures surrounding uncertain income tax positions.

We maintain defined benefit pension plans for some of our operations in the U.S., EMEA and APAC. In 2017, cash contributions by us to all pension plans were $5.4 million, and we estimate that our pension plan contributions will be approximately $8.4 million in 2018. See Note 20,"Employee Benefit Plans" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Please refer to Note 17, "Contingencies and Significant Estimates," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. where we have disclosed our environmental, health, safety, contingencies and other matters.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how management evaluates the Company’s operating performance and liquidity. In addition, these non-GAAP measures address questions the Company routinely receives from analysts and investors and, in order to assure that all investors have access to similar data, the Company has determined that it is appropriate to make this data available to all investors. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash provided by operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Free Cash Flow

The Company refers to Free Cash Flow, which represents net cash provided by operating activities less capital expenditures. The Company believes this non-GAAP financial measure is useful to investors in measuring the Company's ability to generate cash internally to fund initiatives such as debt repayment, acquisitions, dividends and share repurchases. Free Cash Flow reconciles to net cash provided by operating activities presented in accordance with U.S. GAAP as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Free Cash Flow:
Net cash provided by operating activities	$137.8	$125.8	$143.0
Capital expenditures	(20.7)	(16.0)	(13.2)
Free Cash Flow	$117.1	$109.8	$129.8

Adjusted Operating EBITDA

In addition to analyzing its results on a U.S. GAAP basis, management also reviews its results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense (income) - net, depreciation and amortization plus certain items such as gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. Management uses Adjusted Operating EBITDA as the basis on which it evaluates its financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. During the first quarter of 2017, we updated our definition of Adjusted Operating EBITDA (previously titled “Adjusted Operating EBITA”) to exclude depreciation expense and loss on early extinguishment of debt. The prior periods have been revised as necessary to reflect these changes for consistency of presentation. Adjusted Operating EBITDA reconciles to net earnings presented in accordance with U.S. GAAP as follows:

	Years Ended December 31,
(in millions, except percentage data)	2017	2016	2015
Adjusted Operating EBITDA:
Net earnings	$134.0	$79.5	$157.1
Income taxes	(15.2)	25.3	39.3
Other expense (income) — net	9.0	9.1	(22.1)
Loss on early extinguishment of debt	4.4	—	—
Interest expense (income) on notes with MTW — net	—	0.1	(15.8)
Interest expense	86.9	85.2	1.4
Earnings from operations	219.1	199.2	159.9
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Restructuring expense	10.8	2.5	4.6
Separation expense	1.6	6.5	4.3
Amortization expense	31.2	31.2	31.4
Depreciation	16.7	17.3	19.6
Total Adjusted Operating EBITDA	$275.4	$260.0	$229.7

Adjusted Operating EBITDA margin (1)	19.1%	17.8%	14.6%
(1) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

The Company refers to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring, separation charges, loss on early extinguishment of debt and the Tax Cuts and Jobs Act, net of taxes. Adjusted Diluted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. We believe these measures are helpful to investors in assessing the Company's ongoing performance of its underlying businesses before the impact of certain items. During the first quarter of 2017, we updated our definition of Adjusted Net Earnings and Adjusted Diluted Net Earnings per Share to exclude loss on early extinguishment of debt and loss on early extinguishment of debt per share, respectively. The prior periods have been revised as necessary to reflect these changes for consistency of presentation. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Years Ended December 31,
(in millions, except per share data)	2017	2016	2015
Adjusted Net Earnings:
Net earnings	$134.0	$79.5	$157.1
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Restructuring expense	10.8	2.5	4.6
Separation expense	1.6	6.5	4.3
Loss on early extinguishment of debt	4.4	—	—
Tax Cuts and Jobs Act	(32.0)	—	—
Tax effect of adjustments (1)	(5.9)	(4.7)	(7.0)
Total Adjusted Net Earnings	$108.9	$87.1	$168.9

Adjusted Diluted Net Earnings Per Share(2):
Diluted net earnings per share	$0.95	$0.57	$1.15
(Gain) loss from impairment or disposal of assets — net per share	(0.03)	0.02	0.07
Restructuring expense per share	0.08	0.02	0.03
Separation expense per share	0.01	0.05	0.03
Loss on early extinguishment of debt per share	0.03	—	—
Tax Cuts and Jobs Act per share	(0.23)	—	—
Tax effect of adjustments per share (1)	(0.04)	(0.04)	(0.05)
Total Adjusted Diluted Net Earnings Per Share	$0.77	$0.62	$1.23
(1) The tax effect of adjustments is determined using the effective tax rates for the countries comprising such adjustments.
(2) For the years ended December 31, 2016 and 2015, Adjusted Diluted Net Earnings Per Share was retrospectively restated for the number of shares outstanding immediately following the Spin-Off.

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

(in millions)	2017	2016
Net sales (as reported)	$1,445.4	$1,456.6
Less: Latin America Kysor Panel Systems sales	—	(10.6)
Less: China field service sales	—	(4.0)
Foreign currency translation	1.4	—
Organic Net Sales	$1,446.8	$1,442.0

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed description of these and other accounting policies of Welbilt.

Basis of Presentation - The financial statements for all periods prior to the Spin-Off include the accounts of Welbilt and its subsidiaries as well as entities which were not subsidiaries prior to the Spin-Off but are now part of Welbilt. The initial accounts of Welbilt were prepared on a combined stand-alone basis derived from the foodservice segment within the consolidated financial statements and accounting records of MTW. The initial accounts also include the costs associated with shared functions, primarily corporate support functions that were provided on a centralized basis at the MTW enterprise level. MTW historically only allocated a portion of the costs associated with these shared functions to the segments, but not on a fully allocated basis. See "Corporate Expense Allocations" below for details of the allocations.

Prior to the Spin-off, the consolidated financial statements were prepared on a stand-alone basis and reflect the historical results of operations, financial position and cash flows of Welbilt in accordance with U.S. GAAP. The consolidated financial statements are presented as if Welbilt had been carved out of MTW for all periods presented. All significant intercompany transactions within Welbilt have been eliminated.

Corporate Expense Allocations - The combined financial statements for the periods prior to the Spin-Off include expense allocations for (1) corporate support functions that were provided on a centralized basis at MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to Welbilt based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which were previously partially allocated to Welbilt or other methodologies deemed appropriate by management. Debt obligations of MTW, specifically those that relate to the enterprise senior notes, term loans and revolving credit facilities, have not been allocated to us as we were not an obligor nor a party to the obligations between MTW and the debt holders. Corresponding financing costs related to these debt obligations likewise were not allocated to us as we did not participate in these enterprise financing activities. See Note 24, "Net Parent Company Investment and Related Party Transactions," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussions on expense allocations.

Management believes that the assumptions underlying the combined financial statements, including the assumptions regarding allocated expenses reasonably reflect the use of services provided to or the benefit received by us during the periods presented. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual expenses that would have been incurred if we had been a stand-alone company would depend on several factors, including but not limited to the stand-alone organizational structure and certain operational and strategic decisions in various areas like corporate infrastructure.

Revenue Recognition - Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of an arrangement exists, the price is fixed and determinable, collectability of cash is reasonably assured, and delivery has occurred or services have been rendered.

Accounts receivable and Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates.

Transactions under the Company's securitization programs are accounted for as sales. Sales of trade receivables to the purchaser are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the consolidated statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted above.

Inventories and Related Reserve for Obsolete and Excess Inventory - The majority of our inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Certain inventories are valued using the last-in, first-out (LIFO) method. All inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory, and on historical write-off experience and are subject to change if experience improves or deteriorates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company performs annual impairment tests of goodwill and intangible assets with indefinite lives at June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The goodwill impairment test is performed for the Company's reporting units which have been determined to be: Americas, EMEA and APAC. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, the Company evaluates the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit or asset. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. In those instances where the Company concludes that it is not more likely than not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When the Company chooses not to perform a qualitative assessment, or if, based on the qualitative assessment, the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess; however,the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 9, "Goodwill and Other Intangible Assets," for further details on the Company's impairment assessments.

When reviewing its long-lived assets, other than goodwill and other intangible assets with indefinite lives, we group our assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine impairments. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.

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

Employee Benefit Plans - We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on our measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches we use to determine the annual assumptions are as follows:

•
Discount Rate - Our discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 20, "Employee Benefit Plans," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the impact of a 0.5% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.

Product Liability - We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves. This analysis is performed twice annually. We have established a position within the actuarially determined range that we believe is the best estimate for incurred but unreported claims.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. We do not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

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

Stock-Based Compensation - The computation of the expense associated with stock-based compensation requires the use of certain valuation models and based on projected achievement of underlying performance criteria for performance shares. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. The Black-Scholes model requires assumptions regarding the volatility of our stock, the expected life of the stock award and our dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.

Warranties - In the normal course of business, we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us. Such warranties generally provide that products will be free from defects for periods typically ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that may be incurred under our warranty at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Restructuring Charges - Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Recent Accounting Changes and Pronouncements

See Note 2, "Summary of Significant Accounting Policies," in our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the U.S. and globally and are exposed to market risks in the ordinary course of our business. These risks include, but are not limited to, changes in interest rates, commodity price risk and foreign currency exchange rates. To reduce these risks, we selectively use derivative financial instruments and other proactive management techniques. We have policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited. This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in U.S. and global financial markets.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates, which could affect our consolidated balance sheet, earnings and cash flows. Stockholders' equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of interest rate swaps designated as cash flow hedges are reflected as increases and decreases to a component of stockholders' equity while for fair value hedges these after-tax changes are reflected as increases and decreases directly to earnings.

We are exposed to interest rate risk on borrowings under the Senior Secured Credit Facilities which bear interest at variable rates and are vulnerable to changes primarily in the LIBOR rate. Additionally, we are exposed to fair value risk if we repurchase or exchange Senor Notes prior to maturity. We manage our exposure to market risk through regular operating and financing activities and when considered appropriate, through the use of derivative financial instruments. See Note 6 "Derivative Financial Instruments" and Note 12 "Debt" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

As of December 31, 2017, we had $815.0 million of variable rate debt outstanding under our Term Loan B. To manage the risk of fluctuations in this variable debt, we entered into interest rate swaps for an aggregate notional amount of $600.0 million during the first quarter of 2017. Of this amount, $175.0 million terminates in March 2019 and $425.0 million terminates in March 2020.

As of December 31, 2017, we had $425.0 million of fixed rate debt outstanding under our Senior Notes with a fair value of approximately$483.8 million. The terms of the Senior Notes do not generally allow investors to demand payment of these obligations prior to maturity. However, we do have exposure to fair value risk if we repurchase or exchange Senior Notes prior to maturity. In the fourth quarter of 2017, we entered into an interest rate swap with a total notional amount of $425.0 million that terminates in February 2024 to manage this risk.

We utilize valuation models to estimate the effects of changing interest rates as an interest rate "shock" and continues to increase or decrease at a consistent level above or below the LIBOR curve. The impact of a hypothetical change of 10.0% in short-term interest rates would result in an increase/decrease in the fair value of these interest rate swaps of approximately $0.2 million.

Approximately $215.0 million of our Term Loan B variable rate debt was not hedged at December 31, 2017. A hypothetical change of 10% in short-term interest rates would result in a $0.3 million change in interest rate expense on an annual basis for this unhedged portion of outstanding debt.

Commodity Price Risk

We are exposed to fluctuating market prices for commodities, including steel, nickel, copper, aluminum, and natural gas. We have established programs to manage the negotiations of commodity prices. We also routinely enter into commodity hedges that fix the price of certain of our key commodities utilized in the production of our product offerings including copper, aluminum, certain steel inputs and natural gas. Historically, we have not experienced material reductions in our margins as a result of increases in commodity prices. However, to the extent that our hedging is not successful in fixing commodity prices that are favorable in comparison to market prices at the time of purchase and we cannot or do not pass along increased commodity prices to our customers, we would experience a negative impact on our margins.

As of December 31, 2017, we had open commodity derivatives with aggregate notional values of 1,620 metric tons of aluminum, 667 metric tons of copper and 7,713 short tons of steel. A 10% increase in the cost of a commodity would be offset by a gain on the derivative and a 10% decrease in the cost of a commodity would be offset by a loss on the derivative. The commodity price risk associated with our derivative positions at December 31, 2017 would be as follows:

	December 31, 2017
(in millions)	10% Increase	10% Decrease
Commodity:
Aluminum	$0.4	$(0.4)
Copper	0.5	(0.5)
Steel	0.4	(0.4)

Currency Price Risk

We are subject to foreign currency exchange risk for our international operations. We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  Non-U.S. sales were approximately 34.7% of our total sales for 2017, with the largest percentage, 15%, being sales into various European countries. When the U.S. dollar strengthens compared to other currencies, the effect is a reduction in revenues and expenses denominated in currencies other than the U.S. dollar. To manage a portion of our foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on non-functional currency denominated receivables and payables. The impact of a 10% change in the underlying functional currencies on our currency forward contracts outstanding at December 31, 2017 would be as follows:

	December 31, 2017
(in millions)	10% Increase	10% Decrease
Currency:
Canadian Dollar	$1.4	$(1.4)
European Euro	0.6	(0.6)
British Pound	(0.1)	0.1
Mexican Peso	0.6	(0.6)
Singapore Dollar	0.1	(0.1)

We are further exposed to foreign currency exchange rate risk as our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. The associated translation adjustments recorded in "Accumulated other comprehensive loss" in the consolidated balance sheet at December 31, 2017 was a loss of $4.4 million. During the first quarter of 2017, we entered into a three year cross-currency interest rate swap with a notional value of €50.0 million to protect the value of our net investment in Euros. A 10% fluctuation in exchange rates between the Euro and the U.S. dollar would change the fair value of this swap by $6.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Financial Statement Schedule:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Welbilt, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Welbilt, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Tampa, Florida
March 1, 2018
We have served as the Company's auditor since 2015.

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$1,445.4	$1,456.6	$1,570.1
Cost of sales	908.5	923.8	1,068.4
Gross profit	536.9	532.8	501.7
Selling, general and administrative expenses	278.2	290.1	291.6
Amortization expense	31.2	31.2	31.4
Separation expense	1.6	6.5	4.3
Restructuring expense	10.8	2.5	4.6
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Earnings from operations	219.1	199.2	159.9
Interest expense	86.9	85.2	1.4
Interest expense (income) on notes with MTW — net	—	0.1	(15.8)
Loss on early extinguishment of debt	4.4	—	—
Other expense (income) — net	9.0	9.1	(22.1)
Earnings before income taxes	118.8	104.8	196.4
Income taxes	(15.2)	25.3	39.3
Net earnings	$134.0	$79.5	$157.1
Per share data
Earnings per share — Basic	$0.96	$0.58	$1.15
Earnings per share — Diluted	$0.95	$0.57	$1.15
Weighted average shares outstanding — Basic	138,995,541	137,906,284	137,016,712
Weighted average shares outstanding — Diluted	140,707,092	139,714,120	137,016,712

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net earnings	$134.0	$79.5	$157.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.2	(1.9)	(25.2)
Unrealized gain (loss) on derivatives	2.8	2.6	(0.8)
Employee pension and post-retirement benefits	(5.6)	0.4	2.2
Total other comprehensive income (loss), net of tax	11.4	1.1	(23.8)
Comprehensive income	$145.4	$80.6	$133.3

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$128.4	$53.8
Restricted cash	0.3	6.4
Accounts receivable, less allowances of $4.0 and $5.3, respectively	83.7	81.7
Inventories — net	152.3	145.6
Prepaids and other current assets	19.0	13.9
Current assets held for sale	—	6.8
Total current assets	383.7	308.2
Property, plant and equipment — net	112.2	109.1
Goodwill	846.1	845.3
Other intangible assets — net	461.4	484.4
Other non-current assets	37.0	22.1
Total assets	$1,840.4	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$103.6	$108.4
Accrued expenses and other liabilities	161.7	174.5
Current portion of capital leases	0.7	1.6
Product warranties	24.1	27.9
Current liabilities held for sale	—	0.7
Total current liabilities	290.1	313.1
Long-term debt and capital leases	1,232.2	1,278.7
Deferred income taxes	92.3	137.8
Pension and postretirement health obligations	48.3	47.4
Other long-term liabilities	67.1	35.6
Total non-current liabilities	1,439.9	1,499.5
Commitments and contingencies (Note 17)
Total equity (deficit):
Common stock ($0.01 par value, 300,000,000 shares authorized, 139,491,860 shares and 138,601,327 shares issued and 139,440,470 shares and 138,562,016 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(63.3)	(72.0)
Retained earnings	204.5	70.5
Accumulated other comprehensive loss	(32.0)	(43.4)
Treasury Stock, at cost, 51,390 shares and zero shares, respectively	(0.2)	—
Total equity (deficit)	110.4	(43.5)
Total liabilities and equity	$1,840.4	$1,769.1
The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net earnings	$134.0	$79.5	$157.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	16.7	17.3	19.6
Amortization of intangible assets	31.2	31.2	31.4
Amortization of debt issuance costs	5.4	4.8	—
Loss on early extinguishment of debt	4.4	—	—
Deferred income taxes	(63.3)	(9.9)	(30.0)
Stock-based compensation expense	11.1	6.3	2.3
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Loss (gain) on divestitures and acquisitions	0.2	—	(14.8)
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	10.8	(8.3)	(7.5)
Inventories	(1.8)	(3.6)	4.7
Other assets	(0.6)	(11.5)	1.4
Accounts payable	(7.9)	(11.1)	(25.6)
Other current and long-term liabilities	1.6	27.8	(5.5)
Net cash provided by operating activities	137.8	125.8	143.0
Cash flows from investing activities
Capital expenditures	(20.7)	(16.0)	$(13.2)
Proceeds from sale of property, plant and equipment	12.3	0.5	—
Changes in restricted cash	6.2	(6.0)	(0.6)
Acquisition of intangible assets	(1.2)	—	—
Business acquisitions, net of cash acquired	—	—	(5.3)
Proceeds from dispositions	—	1.1	78.2
Net cash (used in) provided by investing activities	(3.4)	(20.4)	59.1
Cash flows from financing activities
Proceeds from long-term debt and capital leases	155.0	1,501.1	0.5
Repayments on long-term debt and capital leases	(204.1)	(186.8)	(0.7)
Proceeds from short-term borrowings	4.0	—	—
Repayment of short-term borrowings	(4.0)	—	—
Debt issuance costs	(2.0)	(41.3)	—
Dividend paid to MTW	—	(1,362.0)	—
Net transactions with MTW	—	(6.1)	(182.9)
Exercises of stock options	4.8	16.2	—
Payments on tax withholdings for equity awards	(5.4)	(3.8)	—
Net cash used in financing activities	(51.7)	(82.7)	(183.1)
Effect of exchange rate changes on cash	(8.1)	(0.9)	(3.5)
Net increase in cash and cash equivalents	74.6	21.8	15.5
Balance at beginning of period	53.8	32.0	16.5
Balance at end of period	$128.4	$53.8	$32.0
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$34.3	$42.1	$13.2
Cash paid for interest	94.7	69.6	—

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity (Deficit)
Balance at December 31, 2014	—	—	—	—	$1,272.1	$(20.7)	$—	$1,251.4
Net earnings	—	—	—	—	157.1	—	—	157.1
Other comprehensive income	—	—	—	—	—	(23.8)	—	(23.8)
Net decrease in parent company investment	—	—	—	—	(176.0)	—	—	(176.0)
Balance at December 31, 2015	—	—	—	—	1,253.2	(44.5)	—	1,208.7
Net earnings	—	—	—	64.2	15.3	—	—	79.5
Net transfers to MTW	—	—	—	—	(1,362.0)	—	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	—	—	(1.0)
Reclassification of net investment to additional paid-in capital	—	—	(94.5)	—	94.5	—	—	—
Issuance of common stock at Spin-Off	137,016,712	1.4	(1.4)	—	—	—	—	—
Issuance of common stock, stock-based compensation plans	1,584,615	—	16.2	—	—	—	—	16.2
Stock-based compensation expense	—	—	6.3	—	—	—	—	6.3
Adjustments in connection with the Spin-Off	—	—	1.4	6.3	—	—	—	7.7
Other comprehensive income	—	—	—	—	—	1.1	—	1.1
Balance at December 31, 2016	138,601,327	1.4	(72.0)	70.5	—	(43.4)	—	(43.5)
Net earnings	—	—	—	134.0	—	—	—	134.0
Issuance of common stock, stock-based compensation plans	890,533	—	4.8	—	—	—	—	4.8
Stock-based compensation expense	—	—	11.1	—	—	—	—	11.1
Other comprehensive income	—	—	—	—	—	11.4	—	11.4
Value of shares in deferred compensation plan		—	—	—	—	—	(0.2)	(0.2)
Separation related adjustment (1)	—	—	(7.2)	—	—	—	—	(7.2)
Balance at December 31, 2017	139,491,860	$1.4	$(63.3)	$204.5	$—	$(32.0)	$(0.2)	$110.4
(1) See Note 13, "Income Taxes," for discussion of the separation related adjustment recorded during the year ended December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Notes to Consolidated Financial Statements

1. Business and Organization

The Spin-Off and Rebranding

On January 29, 2015, our former parent, The Manitowoc Company, Inc. ("MTW"), announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. ("MFS") held the foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent, publicly-traded company (the "Distribution"). In this Annual Report on Form 10-K, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively.

On March 3, 2017, MFS filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a change of the Company’s name from "Manitowoc Foodservice, Inc." to "Welbilt, Inc." effective March 3, 2017 (the "Name Change"). In connection with the Name Change, the Company also amended and restated its bylaws, by substituting “Welbilt, Inc.” for “Manitowoc Foodservice, Inc.” to launch the Company's rebranding of its logo and its brand identity to Welbilt. The change was the final part of the Company's strategic repositioning after the Spin-Off. To meet its future growth objectives, the Company will focus on further developing its portfolio of 12 award-winning brands under the new corporate name.

On March 6, 2017, shares of the Company commenced trading under the Company's new name, Welbilt, Inc., and a new New York Stock Exchange ticker symbol, “WBT.”

In these consolidated financial statements, unless the context otherwise requires:

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

The Company operates in three regional segments, the Americas (includes U.S., Canada and Latin America), EMEA (markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprised of markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong,Thailand, Malaysia, and New Zealand).

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated.

During the periods presented prior to the Spin-Off on March 4, 2016, the Company's financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. The Company functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for the Company. Therefore, certain costs related to the Company have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the year ended December 31, 2015. These allocated costs were primarily related to: (1) corporate support functions that were provided on a centralized basis at a MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to Welbilt based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which were previously partially allocated to Welbilt or other methodologies deemed appropriate by management.

Prior to the Spin-Off, cash was managed centrally and flowed through centralized bank accounts controlled and maintained by MTW. Accordingly, cash and cash equivalents held by MTW at the corporate level were not attributable to Welbilt for any of the periods presented prior to the Spin-Off. Only cash amounts specifically attributable to Welbilt are reflected in the accompanying consolidated financial statements. Transfers of cash, both to and from MTW's centralized cash management system, are reflected as a component of "Net parent company investment" as a financing activity in the consolidated statements of cash flows. Additionally, none of MTW’s debt has been allocated to the consolidated financial statements as Welbilt has no legal obligation for any of the debt agreements. Welbilt received or provided funding as part of MTW's centralized treasury program.

Income tax expense in the consolidated statement of operations for the period prior to the Spin-Off is computed on a separate return basis, as if Welbilt was operating as a separate consolidated group and filed separate tax returns in the jurisdictions in which it operates. As a result of potential changes to the Company's business model and potential past and future tax planning, income tax expense included in the consolidated financial statements for the period prior to the Spin-Off may not be indicative of Welbilt's future expected tax rate. In addition, cash tax payments and items of current and deferred taxes may not be reflective of Welbilt's actual tax balances prior to or subsequent to the Spin-Off.

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

Prior to the Spin-Off, the operations of Welbilt were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on a separate return basis in the consolidated financial statements. As a result, the effective tax rate and deferred income taxes of Welbilt may differ from those in periods prior to or subsequent to the Spin-Off.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods including costs allocated prior to the Spin-Off. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, product liability costs, employee benefit programs and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In addition, the consolidated financial statements may not be indicative of the Company's future performance, and they do not necessarily include all of the actual expenses that would have been incurred by the Company and may not reflect the results of operations, financial position and cash flows had the Company been a stand-alone Company during the entirety of the period presented prior to the Spin-Off.

Significant Accounting Policies

Cash and Cash Equivalents All short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

Restricted Cash Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded separately on the consolidated balance sheets and generally, includes cash balances held as security under the Company's accounts receivable securitization program.

Accounts Receivable Transactions under the Company's securitization programs are accounted for as sales. Sales of trade receivables to the purchaser are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the consolidated statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days).

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes an evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates.

Inventories The majority of inventories are valued at the lower of cost or net realizable value. Approximately 92.3% and 91.2% of the Company's inventories were valued using the first-in, first-out ("FIFO") method at December 31, 2017 and 2016, respectively. The remaining inventories were valued using the last-in, first-out ("LIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $3.9 million and $3.5 million at December 31, 2017 and 2016, respectively.  Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Goodwill and Other Intangible Assets Goodwill is not amortized, but it is tested for impairment annually, or more frequently, as events dictate. See additional discussion of impairment testing under "Impairment of Long-Lived Assets," below. The Company's other intangible assets with indefinite lives, including trademarks, are not amortized, but are also tested for impairment annually, or more frequently, as events dictate. The Company's other intangible assets with finite lives are subject to amortization and are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Other intangible assets with finite lives are amortized on a straight-line basis over the following estimated useful lives:

Useful lives
Patents	10-20 years
Engineering drawings	15 years
Customer relationships	10-20 years

The Company performs annual impairment tests of goodwill and intangible assets with indefinite lives at June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The goodwill impairment test is performed for the Company's reporting units which have been determined to be: Americas, EMEA and APAC. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, the Company evaluates the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit or asset. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. In those instances where the Company concludes that it is not more likely than not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When the Company chooses not to perform a qualitative assessment, or if, based on the qualitative assessment, the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess; however,the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 9, "Goodwill and Other Intangible Assets," for further details on the Company's impairment assessments.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable.

When reviewing its long-lived assets, other than goodwill and other intangible assets with indefinite lives, the Company groups its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows to determine impairment. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.

Warranties Estimated warranty costs are recorded in cost of sales at the time of sale of the products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. See Note 18 "Product Warranties" for further details.

Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company's best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the individual cases. Second, the Company determines the amount of additional reserve required to cover incurred but not reported product liability obligations and to account for possible adverse development of the established case reserves. This analysis is performed twice annually.

Foreign Currency Translation and Transactions The financial statements of the Company's non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated using the current exchange rate for assets and liabilities and the average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to "Accumulated other comprehensive loss" ("AOCI") as a component of equity. The Company records foreign currency transaction gains or losses as a component of "Other expense (income) - net".

Derivative Financial Instruments and Hedging Activities The Company enters into derivative instruments to hedge foreign exchange, interest rate risk, and commodity exposure associated with aluminum, copper, steel and natural gas prices.

The Company has adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in interest rates, commodities and foreign currency exchange rates. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or comprehensive income depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The amount reported for derivative instrument fair market value adjustments for cash flow hedges and net investment hedges are reported in the statements of comprehensive income, net of taxes. Fair market value adjustments for fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings within the the same line item associated with the hedged item.

Stock-Based Compensation Welbilt employees historically participated in MTW's stock-based compensation plans for the periods prior to the Spin-Off. Stock-based compensation expense for the period prior to the Spin-Off has been allocated to Welbilt based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, Welbilt continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the Welbilt employees. In conjunction with the Spin-Off, the Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards, and other types of stock-based and cash awards. In addition, the 2016 Plan permits the issuance of awards ("Replacement Awards") in partial substitution for awards relating to shares of common stock of MTW that were outstanding immediately prior to the Spin-Off.

Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting periods. Stock based compensation is recognized only for those awards expected to vest. The expense, net of forfeitures, is recognized using the straight-line method. Stock-based compensation expense related to Welbilt employees of $11.1 million, $6.3 million and $2.3 million has been recorded in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. Refer to Note 16, "Stock-Based Compensation," for additional discussion regarding details of the Company's stock-based compensation plan.

Employee Benefit Plans - The Company provide a range of benefits to its employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on our measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches used to determine the annual assumptions are as follows:

•
Discount Rate - The discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

•
Expected Return on Plan Assets - The expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Retirement and Mortality Rates - The retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.

•	Health Care Cost Trend Rates - The health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company's financial position, results of operations or cash flows. See Note 20, "Employee Benefit Plans," for further details.

Deferred Compensation Plan The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Plan permits the Company, at its option, to make matching contributions to the participants accounts. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. Plan participants are able to direct deferrals and Company matching contributions into two separate investment programs, Program A and Program B. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock are automatically reinvested, and all distributions must be made in Company stock. Program A is accounted for as a plan that does not permit diversification. The Company stock held by Program A is carried at cost, is included in "Treasury stock" in the consolidated balance sheets. The deferred compensation obligation for Program A is included in "Other long-term liabilities" in the consolidated balance sheets. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs. Program B is accounted for as a plan that permits diversification. Changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets are included in "Other non-current assets", and the related obligations are included in "Other long-term liabilities" in the consolidated balance sheets.

Revenue Recognition Revenue is generally recognized and earned when all the following criteria are satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered. Shipping and handling fees are reflected in net sales and shipping and handling costs are reflected in "Cost of sales" in the consolidated statements of operations.

Research and Development Research and development costs are charged to expense as incurred within "Selling, general and administrative expenses" in the consolidated statements of operations and amounted to $39.4 million, $35.2 million and $33.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

Restructuring Charges Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Income Taxes The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the accompanying consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary difference between financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. The Company evaluates its uncertain tax positions as new information becomes available. Tax benefits are recognized to the extent a position is more likely than not to be sustained upon examination by the taxing authority.

Comprehensive Income Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to equity. Currently, these items are foreign currency translation adjustments, the change in fair value of certain derivative instruments and employee postretirement benefit adjustments.

Concentration of Credit Risk Credit extended to customers through trade accounts receivable potentially subjects the Company to risk. This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas. However, a significant amount of the Company's receivables are with distributors, dealers and large companies in the foodservice and beverage industry. Management currently does not foresee a significant credit risk associated with these individual groups of receivables, but continues to monitor the exposure, if any.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes the second step of the annual goodwill impairment test. ASU 2017-04 is effective for fiscal years, and interim periods within those fiscal years, for annual impairment tests beginning after December 15, 2019. Early adoption is permitted in any interim or annual reporting period for impairment tests performed after January 1, 2017 and the amendments in this ASU should be applied prospectively. The Company early adopted this standard and applied the guidance from ASU 2017-04 in its annual goodwill assessment performed as of June 30, 2017. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions. This ASU requires that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit on the income statement and that excess tax benefits be classified as an operating activity in the cash flow statement. While this new standard allows an entity to account for forfeitures as they occur, the Company elected to continue the current U.S. GAAP practice of estimating forfeitures when calculating stock-based compensation expense. This ASU became effective for the Company on January 1, 2017 and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." This ASU changes the guidance on accounting for inventory accounted for on a first-in first-out ("FIFO") basis. Under the revised standard, an entity should measure FIFO inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured on a last-in, first-out ("LIFO") basis. ASU 2015-11 became effective for the Company on January 1, 2017 and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the accounting guidance to assist entities in evaluating whether a transaction should be accounted for as acquisitions of assets or businesses. The Company adopted this in the fourth quarter of 2017 without material impact to the Company's financial statements. The ongoing impact on the Company's financial statements will be dependent on the nature of any future acquisitions.

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," to provide guidance on the presentation of certain income statement effects from the Tax Cuts and Jobs Act’s reduction in the corporate statutory tax rate. The ASU provides the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings and requires increased disclosures describing the accounting policy used to release the income tax effects from accumulated other comprehensive income (loss), whether the amounts reclassified are the stranded income tax effects from the Tax Cuts and Jobs Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 may be adopted using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income (loss) are recognized, or (2) at the beginning of the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2018, and the quarterly and other interim periods in those years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard becomes effective for the Company as of January 1, 2018. The impact this standard will have on the Company's consolidated financial statements and related disclosures will be dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. This standard becomes effective for the Company as of January 1, 2018. The adoption of this ASU will only have an impact on classification within its consolidated statements of operations.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires an entity to reconcile the changes in restricted cash as part of total cash and cash equivalents in its statements of cash flows. This standard becomes effective for the Company as of January 1, 2018. The adoption of this standard will be applied retrospectively. Other than the change in presentation of restricted cash within the statement of cash flows, the adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 becomes effective for the Company on January 1, 2018. Adoption of this ASU is not currently expected to have a material impact to the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard became effective for the Company as of January 1, 2018. The adoption of this standard will impact the presentation of collections of the deferred purchase price from its sales of trade accounts receivables in the Company’s consolidated statements of cash flows. Subsequent to adoption, collection of these balances will be reported in cash flows from investing activities rather than cash flows from operating activities with all retrospective periods reclassified to conform for comparability.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. ASU 2016-02 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and provides certain practical expedients that companies may elect including those contained in ASU 2018-01, "Leases (Topic 842): Lease Easement Practical Expedient for Transition to Topic 842". This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Revenue will be recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer and enhanced disclosures will be required regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. The impact from the cumulative effect adjustment is expected to be immaterial and the Company anticipates the impact will be immaterial to the consolidated financial statements for the full fiscal year 2018.

The impact to the Company’s future results is not expected to be material based on the analysis of revenue streams and contracts under the new revenue recognition guidance which supports revenue recognition at a point in time for the majority of the Company’s revenue. This is consistent with the Company’s existing revenue recognition model whereby the majority of revenue is recognized when products are shipped from the Company’s manufacturing facilities. The impacts from the adoption of ASU 2014-09 primarily relate to the timing of revenue recognition for variable consideration received and recording right of return assets in the Americas segment.

The Company’s variable consideration is predominantly comprised of annual customer rebate programs, which will be determined under ASU 2014-09 using the expected value method as prescribed in the guidance. The resulting impact will be a timing shift between quarters within annual periods which could be material to the interim consolidated financial statements. However, as the programs are typically based on calendar-year purchases, these timing shifts will not have an impact on the annual consolidated financial statements, and thus will not result in a cumulative effect adjustment upon adoption of ASU 2014-09. Recording right of return assets for the right to recover products from customers upon settling refund liabilities resulted in a cumulative effect adjustment. Product returns are generally limited to standard products, still crated and within 90 days from the date invoiced. Due to these limited rights of return and the Company’s commercial customer base, the asset value to be recorded on January 1, 2018 as a cumulative effect adjustment is not expected to be material. Recognition of right of return assets is not expected to have a material impact on the consolidated financial statements for the full fiscal year 2018.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company.

3. Acquisitions

On October 21, 2015, the Company acquired the remaining 50.0% of outstanding shares of a joint venture in Thailand. Welbilt Thailand is a leading manufacturer of kitchen equipment in South East Asia and is a part of the Company's APAC reportable segment. The purchase price, net of cash acquired, was approximately $5.3 million. A gain of $4.9 million was recognized on the acquisition and is included as a component of "Other expense (income) — net" in the consolidated statement of operations for the year ended December 31, 2015. The gain related to the difference between the book value and the fair value of the Company's previously held passive 50.0% equity interest in the joint venture. Allocation of the purchase price resulted in $1.4 million of goodwill and $4.2 million of intangible assets, which related entirely to the APAC reportable segment. The results of Welbilt Thailand have been included in the consolidated financial statements since the date of the acquisition.

4. Divestitures

In January 2017, the Company completed the sale of a certain parts and field service business in Shanghai, China for a net purchase price of $1.1 million, with cash proceeds received of $1.1 million in December 2016. This sale relates entirely to the APAC reportable segment and met the criteria to be classified as held for sale as of December 31, 2016 and thus, the related assets of $2.3 million and liabilities of $0.7 million are presented in "Current assets held for sale" and "Current liabilities held for sale" in the consolidated balance sheet for the year ended December 31, 2016, respectively.

On December 7, 2015, the Company completed the sale of Kysor Panel Systems ("KPS"), a manufacturer of wood frame and high-density rail panel systems for walk-in freezers and coolers for the retail and convenience-store markets, to an affiliate of D Cubed Group LLC. The sale price for the transaction was $85.0 million, with cash proceeds received of $78.2 million. The Company recorded a $9.9 million gain on the sale, which is included in "Other expense (income) - net" in the consolidated statement of operations for the year ended December 31, 2015. The proceeds from the sale were used to reduce outstanding debt under MTW's then-outstanding credit facility. This divestiture did not qualify for discontinued operations; therefore the results of the business are included in the operating results from continuing operations.

5. Fair Value of Financial Instruments

In accordance with the Company's policy, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The policy classifies the inputs used to measure fair value into the following hierarchy:

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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and deferred purchase price notes on receivables sold (see Note 11, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of December 31, 2017 and 2016 due to the short-term nature of these instruments.

The fair value of the Company's 9.50% Senior Notes due 2024 (the "Senior Notes") was approximately $483.8 million and $496.2 million as of December 31, 2017 and 2016, respectively. The fair value of the Company's Term Loan B under its Senior Secured Credit Facilities was approximately $818.1 million and $838.4 million as of December 31, 2017 and 2016, respectively. See Note 12, "Debt," for a description of the debt instruments and their related carrying values. Aside from the asset impairment charges discussed in Note 19, "Restructuring," no other non-recurring fair value adjustments were recorded during the years ended December 31, 2017, 2016 and 2015.

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	1.7	—	1.7
Interest rate swap contracts	—	1.7	—	1.7
Total current assets at fair value	—	4.5	—	4.5
Non-current assets:
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	2.3	—	2.3
Total non-current assets at fair value	—	2.9	—	2.9
Total assets at fair value	$—	$7.4	$—	$7.4

Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.2	—	1.2
Non-current liabilities:
Interest rate swap contracts	—	17.7	—	17.7
Total non-current liabilities at fair value	—	17.7	—	17.7
Total liabilities at fair value	$—	$18.9	$—	$18.9

	Fair Value as of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	0.9	—	0.9
Total current assets at fair value	—	1.5	—	1.5
Non-current assets:
Commodity contracts	—	0.2	—	0.2
Total non-current assets at fair value	—	0.2	—	0.2
Total assets at fair value	$—	$1.7	$—	$1.7
Current liabilities:
Foreign currency exchange contracts	$—	$1.0	$—	$1.0
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.1	—	1.1
Total liabilities at fair value	$—	$1.1	$—	$1.1

The foreign currency exchange, commodity and interest rate swap contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2 of the fair value hierarchy.

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

The primary risks the Company manages using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. Cross-currency interest rate swaps are entered into to protect the value of the Company’s investments in its foreign subsidiaries. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. Commodity swaps and foreign currency exchange contracts are designated as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps as cash flow hedges of floating-rate borrowings, and the remainder as fair value hedges of fixed-rate borrowings, and certain cross-currency interest rate swaps as hedges of net investments in its foreign subsidiaries.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive loss" and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $1.6 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from "Accumulated other comprehensive loss" into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal and have termination dates of March 2019 for $175.0 million notional amount and March 2020 for the remaining $425.0 million notional amount. Approximately 47.4% of the Company’s outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of December 31, 2017. The Company did not enter into any interest rate swap agreements during the year ended December 31, 2016.

As of December 31, 2017, 2016 and 2015, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

	Units Hedged
Commodity	2017	2016	2015	Unit
Aluminum	1,620	1,663	1,215	MT
Copper	667	746	472	MT
Natural gas	—	56,416	49,396	MMBtu
Steel	7,713	8,663	11,073	Short tons

	Units Hedged
Currency	2017	2016	2015
Canadian Dollar	18,080,000	26,130,000	587,556
European Euro	8,545,000	11,261,848	231,810
British Pound	7,807,744	4,191,763	113,115
Mexican Peso	126,400,000	148,200,000	28,504,800
Thailand Baht	—	23,231,639	—
Singapore Dollar	1,765,000	4,375,000	—

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)			Location of gain (loss) reclassified from AOCI into income (effective portion)	Pretax gain (loss) reclassified from AOCI into income (effective portion)
	2017	2016	2015		2017	2016	2015
Foreign currency exchange contracts	$3.8	$(0.1)	$(0.8)	Cost of sales	$3.3	$—	$(1.4)
Commodity contracts	2.4	2.2	(5.3)	Cost of sales	1.1	(1.5)	(3.4)
Interest rate swap contracts	2.8	—	—	Interest expense	—	—	—
Total	$9.0	$2.1	$(6.1)		$4.4	$(1.5)	$(4.8)

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)			Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	2017	2016	2015
Commodity contracts	$0.2	$—	$0.1	Cost of sales
Total	$0.2	$—	$0.1

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

During the first quarter of 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal. On June 14, 2017, this interest rate swap agreement was terminated and the Company received $7.7 million, the fair value of the swap including accrued interest. Accordingly, hedge accounting was discontinued and the hedge accounting adjustment to the Company's Senior Notes due 2024 of $0.3 million will be amortized to "Interest expense" in the consolidated statements of operations through February 2024.

On October 3, 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and terminates in February 2024. Approximately 33.6% of the Company’s outstanding long-term debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of December 31, 2017.

The gain or loss on the hedged items (that is, fixed-rate borrowing of 9.50% Senior Notes due 2024) attributable to the hedged benchmark interest rate risk (risk of changes in the applicable LIBOR swap rate) and the offsetting gain or loss on the related interest rate swap is as follows:

Derivatives in fair value hedging relationships (in millions)	Gain/(Loss) on Swap			Income Statement Classification	Gain/(Loss) on Borrowings
	2017	2016	2015		2017	2016	2015
Interest rate swap contract	$(9.0)	$—	$—	Interest Expense	$8.7	$—	$—
Total	$(9.0)	$—	$—		$8.7	$—	$—

The difference of $0.3 million represents hedge ineffectiveness. The net swap settlements that accrue each period are reported in "Interest expense" in the consolidated statements of operations. As of December 31, 2017, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swap was $425.0 million. The Company did not enter into any interest rate swap agreements during the year ended December 31, 2016.

Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in "Accumulated other comprehensive loss" as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in earnings during the period of change.

During the first quarter of 2017, the Company entered into a three year cross-currency interest rate swap contract for a notional value of €50.0 million to protect the value of its net investment in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in "Accumulated other comprehensive loss." The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments. The Company did not enter into any cross-currency interest rate swap contracts during the years ended December 31, 2016 or 2015.

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in net investments hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)			Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	2017	2016	2015		2017	2016	2015
Interest rate swap contract	$(7.5)	$—	$—	Selling, general and administrative expenses	$—	$—	$—
Total	$(7.5)	$—	$—		$—	$—	$—

As of December 31, 2017, there was no ineffectiveness on hedges designated as net investment hedges.

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

For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense (income) — net" in the consolidated statements of operations. As of December 31, 2017, 2016 and 2015, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity	2017	2016	2015	Unit	Type
Aluminum	—	28	—	MT	Cash flow
Steel	—	340	—	Short tons	Cash flow

	Units Hedged
Currency	2017	2016	2015	Recognized Location	Purpose
Canadian Dollar	—	—	1,117,850	Other expense (income) — net	Accounts payable and receivable settlement
European Euro	69,300,000	16,000,000	—	Other expense (income) — net	Accounts payable and receivable settlement
Swiss Franc	4,800,000	3,150,000	—	Other expense (income) — net	Accounts payable and receivable settlement
British Pound	14,912,019	8,192,692	—	Other expense (income) — net	Accounts payable and receivable settlement
Singapore Dollar	28,127,000	—	—	Other expense (income) — net	Accounts payable and receivable settlement

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative			Location of gain (loss) recognized in income on derivative
	Year Ended
	2017	2016	2015
Foreign currency exchange contracts	$(6.5)	$(0.2)	$0.1	Other expense (income) — net
Commodity contracts — short-term	—	0.8	(0.7)	Other expense (income) — net
Commodity contracts — long-term	—	—	(0.1)	Other expense (income) — net
Total	$(6.5)	$0.6	$(0.7)

The fair value of outstanding derivative contracts recorded as assets in the consolidated balance sheets as of December 31, 2017 and 2016 was as follows:

		Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$1.1	$0.6
Commodity contracts	Prepaids and other current assets	1.7	0.9
Interest rate swap contracts	Prepaids and other current assets	1.7	—
Commodity contracts	Other non-current assets	0.6	0.2
Interest rate swap contracts	Other non-current assets	2.3	—
Total derivatives designated as hedging instruments		$7.4	$1.7

Total asset derivatives		$7.4	$1.7

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated balance sheets as of December 31, 2017 and 2016 was as follows:

		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.6	$0.8
Commodity contracts	Accrued expenses and other liabilities	0.1	0.1
Interest rate swap contracts	Other long-term liabilities	17.7	—
Total derivatives designated as hedging instruments		$18.4	$0.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.5	$0.2
Total derivatives NOT designated as hedging instruments		$0.5	$0.2

Total liability derivatives		$18.9	$1.1

7. Inventories—Net

The components of "Inventories—net" at December 31, 2017 and 2016 are summarized as follows:

(in millions)	2017	2016
Inventories — gross:
Raw materials	$73.9	$68.2
Work-in-process	18.9	18.3
Finished goods	86.9	85.1
Total inventories — gross	179.7	171.6
Excess and obsolete inventory reserve	(23.5)	(22.5)
Net inventories at FIFO cost	156.2	149.1
Excess of FIFO costs over LIFO value	(3.9)	(3.5)
Inventories — net	$152.3	$145.6

8. Property, Plant and Equipment—Net

The components of "Property, plant and equipment — net" at December 31, 2017 and 2016 are summarized as follows:

(in millions)	2017	2016
Land	$9.5	$7.3
Building and improvements	88.9	91.3
Machinery, equipment and tooling	227.3	215.1
Furniture and fixtures	6.0	5.8
Computer hardware and software	55.1	52.9
Construction in progress	15.7	11.2
Total cost	402.5	383.6
Less accumulated depreciation	(290.3)	(274.5)
Property, plant and equipment — net	$112.2	$109.1

9. Goodwill and Other Intangible Assets—Net

The Company has three reportable segments: Americas, EMEA and APAC. The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2017, 2016 and 2015 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2015	$1,144.8	$208.3	$8.4	$1,361.5
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2015	$832.6	$4.8	$8.4	$845.8

Foreign currency impact	$—	$(0.1)	$(0.4)	$(0.5)
Gross balance as of December 31, 2016	1,144.8	208.2	8.0	1,361.0
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2016	$832.6	$4.7	$8.0	$845.3

Foreign currency impact	$—	$0.2	$0.6	$0.8
Gross balance as of December 31, 2017	1,144.8	208.4	8.6	1,361.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2017	$832.6	$4.9	$8.6	$846.1

As of June 30, 2017 and 2016, the Company performed the annual impairment test for its reporting units, as well as its indefinite-lived intangible assets, and based on those results, the fair value of each of the Company's reporting units exceeded their respective carrying values and no impairment was indicated.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill are as follows as of December 31, 2017 and 2016:

	2017			2016
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$177.5	$—	$177.5	$172.4	$—	$172.4
Customer relationships	415.3	(192.3)	223.0	415.2	(171.4)	243.8
Patents	2.8	(1.7)	1.1	1.6	(1.6)	—
Other intangibles	144.9	(85.1)	59.8	140.7	(72.5)	68.2
Total	$740.5	$(279.1)	$461.4	$729.9	$(245.5)	$484.4

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $31.2 million, $31.2 million and $31.4 million, respectively. At December 31, 2017, the weighted average remaining useful lives of the customer relationships, patents, and other intangibles were approximately 11 years, 13 years and 6 years, respectively. The total weighted average remaining useful life of the definite-lived intangible assets was approximately 10 years.

As of December 31, 2017, the estimated future amortization of intangible assets, other than goodwill, excluding the impact of any future acquisitions or divestitures is as follows:

(in millions)
Year ending December 31:
2018	$33.7
2019	33.4
2020	33.2
2021	28.8
2022	26.7
Thereafter	128.1
$283.9

10. Accounts Payable and Accrued Expenses and Other Liabilities

Accounts payable and accrued expenses and other liabilities at December 31, 2017 and 2016 are summarized as follows:

(in millions)	2017	2016
Accounts payable:
Trade accounts payable	$103.6	$108.4
Total accounts payable	$103.6	$108.4
Accrued expenses and other liabilities:
Interest payable	$7.8	$15.7
Income taxes payable	6.1	2.5
Employee related expenses	30.8	29.8
Restructuring expenses	5.0	3.3
Profit sharing and incentives	11.5	14.2
Accrued rebates	50.0	56.0
Deferred revenue - current	4.2	4.4
Customer advances	2.6	7.4
Product liability	1.4	2.3
Miscellaneous accrued expenses	42.3	38.9
Total accrued expenses and other liabilities	$161.7	$174.5

11. Accounts Receivable Securitization

Prior to the Spin-Off, the Company sold accounts receivable through an accounts receivable securitization facility, ("the Prior Securitization Program"), comprised of two funding entities: Manitowoc Funding, LLC ("U.S. Seller") and Manitowoc Cayman Islands Funding Ltd. ("Cayman Seller"). The U.S. Seller historically serviced domestic entities of both the Foodservice and Crane segments of MTW and remitted all funds received directly to MTW. The Cayman Seller historically serviced solely Welbilt foreign entities and remitted all funds to Welbilt entities. The U.S. Seller remained with MTW subsequent to the Spin-Off, while the Cayman Seller was transferred to Welbilt subsequent to the Spin-Off. A portion of the U.S. Seller's historical expenses related to bond administration fees and settlement fees were allocated to the Company. As the Cayman Seller is directly attributable to Welbilt, the assets, liabilities, income and expenses of the Cayman Seller are included in the Company's consolidated balance sheets and statements of operations. The Company's cost of funds under the facility used a London interbank offered rate ("LIBOR") index rate plus a 1.25% fixed spread.

On March 3, 2016, the Company entered into a new $110.0 million accounts receivable securitization program (as amended, restated, supplemented or otherwise modified from time to time the "2016 Securitization Facility") among the Cayman Seller, as seller, Welbilt, Inc., Garland Commercial Ranges Limited, Convotherm Elektrogeräte GmbH, Welbilt Deutschland GmbH, Welbilt UK Limited, Welbilt Asia Pacific Private Limited and the other persons who may be from time to time, a party thereto, as servicers, and Wells Fargo Bank, National Association, as purchaser and agent, whereby the Company will sell certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, will sell, convey, transfer and assign to a third-party financial institution (the "Purchaser"), all of the rights, title and interest in and to its pool of receivables.

The Purchaser receives ownership of the pool of receivables. The Company along with certain of its subsidiaries act as servicers of the receivables and as such administer, collect and otherwise enforce the receivables. The servicers are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. As servicers, they initially receive payments made by obligors on the receivables but are required to remit those payments in accordance with a receivables purchase agreement. The Purchaser has no recourse for uncollectible receivables. The 2016 Securitization Facility also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as those required under the 2016 Credit Agreement as described in Note 12, "Debt."

The 2016 Securitization Facility was amended on February 2, 2018 in conjunction with an amendment to the 2016 Credit Agreement to provide for certain conforming changes including amending the Consolidated Total Leverage Ratio required thereunder. See Note 12, "Debt" for additional details regarding the amendment to the 2016 Credit Agreement.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of the deferred purchase price notes approximated book value. The fair value of the deferred purchase price notes recorded at December 31, 2017 and 2016 was $62.9 million and $60.0 million, respectively, and is included in "Accounts receivable, less allowances" in the consolidated balance sheets.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $99.5 million and $96.7 million at December 31, 2017 and 2016, respectively.

12. Debt

Outstanding debt at December 31, 2017 and 2016 is summarized as follows:

(in millions)	2017	2016
Revolving credit facility	$25.0	$63.5
Term Loan B	815.0	825.0
Senior Notes due 2024	425.0	425.0
Capital leases	2.7	3.3
Total debt and capital leases, including current portion	1,267.7	1,316.8
Less current portion of capital leases	(0.7)	(1.6)
Less unamortized debt issuance costs (1)	(26.4)	(36.5)
Less hedge accounting fair value adjustment (2)	(8.4)	—
Total long-term debt and capital leases	$1,232.2	$1,278.7

(1) Total outstanding debt issuance costs, net of amortization as of December 31, 2017 was $28.6 million of which $2.2 million was related to the revolving credit facility and recorded in "Other non-current assets" in the consolidated balance sheet.
(2) Represents the change in fair value due to changes in benchmark interest rates related to our Senior Notes due 2024. Refer to Note 6, "Derivative Financial Instruments", for additional information on the Company's interest rate swap designated as a fair value hedge.

As of December 31, 2017, the Company had $25.0 million of borrowings outstanding under the revolving credit facility, $3.6 million outstanding stand-by letters of credit and $196.4 million available for future borrowings. During the year ended December 31, 2017, the highest daily borrowing was $194.0 million and the average borrowing was $124.9 million, while the average interest rate was 4.41%. The interest rate fluctuates based upon LIBOR or a Prime rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of December 31, 2017, the spreads for LIBOR and Prime borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio for this period. The commitment fee on the unused portion of the revolving credit facility was 0.25% per year.

The interest rate on the Term Loan B also fluctuates based on LIBOR or a Prime rate plus a spread as discussed below under Senior Secured Credit Facilities. The weighted average interest rate for the Term Loan B was 4.90% and the weighted average interest rate for the Senior Notes due 2024 was 9.72% for the year ending December 31, 2017.

Maturities of debt, excluding capital leases, are as follows as of December 31, 2017:

(in millions)
Year ending December 31:
2018	$—
2019	—
2020	—
2021	25.0
2022	—
Thereafter	1,240.0
$1,265.0

As of December 31, 2017, the Company had outstanding $2.7 million of other indebtedness that has a weighted-average interest rate for the year ended December 31, 2017 of approximately 4.17%.

Senior Secured Credit Facilities

On March 3, 2016, the Company entered into a credit agreement (the "2016 Credit Agreement") for a new senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Term Loan B Facility matures in March 2023. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Revolving Facility matures in March 2021. The Company entered into security and other agreements relating to the 2016 Credit Agreement.

At inception, borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 4.75% for term loans subject to a 1.00% LIBOR floor and 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

During the first quarter of 2017, the Company recorded an out-of-period adjustment of $2.7 million to correct for the loss incurred on the prepayments made in 2016 on the Term Loan B Facility related to unamortized debt issuance costs, which is included in "Loss on early extinguishment of debt" in the consolidated statements of operations. The related income tax benefit of $1.0 million was recognized in "Income taxes" in the consolidated statement of operations for the year ended December 31, 2017. Management has determined the error correction is not material to the periods of origination nor the period of correction.

On March 6, 2017, the 2016 Credit Agreement was amended, providing for a decrease to the maximum applicable margin for LIBOR and Alternate Base Rate (“ABR”) loans by 1.75% on the Term Loan B Facility (the "Second Amendment"). The repricing was completed at par, and established for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank, USA were joint bookrunners on the repricing. In connection with the Second Amendment, the Company incurred costs of $1.4 million during the first quarter of 2017, which were recorded in "Long-term debt and capital leases" in the consolidated balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $0.5 million during the first quarter of 2017, related to unamortized debt issuance costs as a result of the Second Amendment.

During the second quarter of 2017, the Company made a voluntary prepayment of the outstanding principal on the Term Loan B Facility of $10.0 million and incurred a loss for the write-off of the related unamortized debt issuance costs of $0.2 million, which is included in "Loss on early extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2017.

Subsequent to the Second Amendment, the borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 3.00% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

On September 7, 2017, the 2016 Credit Agreement was again amended, providing a 25 basis-point decrease to the maximum applicable margin for LIBOR and ABR loans on the Term Loan B Facility (the "Third Amendment"). The repricing was completed at par, and establishes for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., was the administrative agent on this repricing. In connection with the Third Amendment, the Company incurred costs of $0.6 million during the third quarter of 2017, which were recorded in "Long-term debt and capital leases" in the consolidated balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $1.0 million during the third quarter of 2017, related to unamortized debt issuance costs as a result of the Third Amendment.

Subsequent to the Third Amendment, the borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for revolving loans, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

The 2016 Credit Agreement contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters. The current levels of the financial ratio covenants under the Senior Secured Credit Facilities and the Company's actual ratios for each quarter ended during 2017 are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio Level (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio Level (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2017	5.50:1.00	5.20:1.00	2.50:1.00	2.71:1.00
June 30, 2017	5.25:1.00	5.06:1.00	2.50:1.00	2.87:1.00
September 30, 2017	5.00:1.00	4.82:1.00	2.75:1.00	3.06:1.00
December 31, 2017 (1)	4.75:1.00	4.53:1.00	3.00:1.00	3.25:1.00
(1) Consolidated Total Leverage Ratio level shown does not incorporate the increase to 5.25:1.00 as discussed below for the amendment to the 2016 Credit Agreement entered into subsequent to December 31, 2017.

The 2016 Credit Agreement also includes negative covenants that, among other things, limit the Company's ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.

On February 2, 2018, the Company entered into an amendment to the 2016 Credit Agreement (the "Fourth Amendment"), which increases the Consolidated Total Leverage Ratio for each of the fiscal quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 to 5.25:1.00. The required ratio level will then reduce 0.25 each subsequent fiscal quarter until the ratio reaches 4.00:1.00 in the fiscal quarter ending September 30, 2019.

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

Year	Percentage
2019	107.125%
2020	104.750%
2021	102.375%
2022 and thereafter	100.000%

At any time, or from time to time, on or prior to February 15, 2019, the Company may, at its option, use the net cash proceeds of one or more underwritten public equity offerings of qualified capital stock to redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 109.500% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, upon the terms and subject to the conditions set forth in the indenture governing the Senior Notes.

The Company must generally offer to repurchase all of the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101.000% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25.0% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

The indenture governing the Senior Notes contains limitations on the Company's ability to effect mergers and change of control events as well as other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of the Company's subsidiaries to pay dividends or other payments; transactions with affiliates; and sale of assets.

As of December 31, 2017, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the Senior Secured Credit Facilities and the Senior Notes. Based upon management's current plans and outlook as well as the covenant changes in the Fourth Amendment, management believes the Company will be able to comply with these covenants during the subsequent 12 months.

13. Income Taxes

The Company, as a stand-alone entity commencing with the Spin-Off, files U.S. federal and state tax returns on its own behalf. The responsibility for current income tax liabilities of U.S. federal and state combined tax filings were deemed to settle immediately with MTW paying entities effective with the Spin-Off in the respective jurisdictions, whereas state tax returns for certain separate filing entities of the Company's were filed by the Company for periods prior to and after the Spin-Off. Net cash tax payments commencing with the Spin-Off for the estimated liability are the actual cash taxes paid to the respective tax authorities in the jurisdictions wherever applicable.

Prior to the Spin-Off, the operations of the Company were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on separate return bases in the consolidated financial statements. As a result, the effective tax rate and deferred income taxes in 2017 may differ from those in historical periods.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that does affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, and (2) bonus depreciation that will allow for full expensing of qualified property. Effective in 2018, the Tax Act reduces the U.S. federal corporate statutory tax rate to 21%, and introduces a new provision designed to tax global intangible low-taxed income (“GILTI”). Refer to additional discussion of the impact of the Tax Act on the consolidated financial statements included below.

"Earnings before income taxes" in the consolidated statements of operations is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Domestic	$20.6	$30.5	$121.3
Foreign	98.2	74.3	75.1
Total	$118.8	$104.8	$196.4

"Income taxes" in the consolidated statements of operations is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Current:
Federal and state	$21.9	$15.7	$51.1
Foreign	26.2	19.5	18.2
Total current expense	48.1	35.2	69.3
Deferred:
Federal and state	(55.6)	(15.5)	(27.9)
Foreign	(7.7)	5.6	(2.1)
Total deferred benefit	(63.3)	(9.9)	(30.0)
Income taxes	$(15.2)	$25.3	$39.3

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income (benefit) provision	(2.9)	1.5	1.4
Manufacturing and research incentives	(1.7)	(1.9)	(1.7)
Taxes on foreign income	(6.6)	(9.3)	(9.6)
Repatriation of foreign income - Tax Act	11.4	—	—
Change in federal income tax statutory rate - Tax Act	(38.3)	—	—
Adjustments for valuation allowances	(10.6)	2.5	(13.8)
Business divestitures	—	—	4.1
Out of period adjustments	—	(2.8)	—
Other items	0.9	(0.9)	4.6
Effective tax rate	(12.8)%	24.1%	20.0%

During 2017, the Company's effective tax rate was (12.8)%, compared to the 2016 effective tax rate of 24.1%. The net decrease in the effective tax rate is primarily due to the benefit from the revaluation of the U.S. deferred tax assets and liabilities in conjunction with the Tax Act. In addition, a valuation allowance was released that was recorded against the deferred tax assets for certain entities in the United Kingdom ("U.K"). A $3.5 million net state tax benefit was recorded in 2017 primarily due to revised estimates of the Company's state tax liabilities. These benefits are partially offset by the Deemed Repatriation Transition Tax (“Transition Tax”) on previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries.

During 2016, the Company's effective tax rate was 24.1%, compared to the 2015 effective tax rate of 20.0%. The change was due to nonrecurring 2015 items and a change in the mix of earnings in jurisdictions without a valuation allowance. Included in the 2016 income tax provision is a $2.9 million benefit for out-of-period balance sheet adjustments related to the Spin-Off. The Company does not believe these adjustments are material to the consolidated financial statements for 2016 or its comparative financial statements.

Domestic earnings before income taxes in 2017 represent 17.3% of total earnings and a favorable 6.6% effective tax rate impact for net lower taxes on foreign income due in part to changes in foreign tax laws, whereas 2016 domestic earnings represent 29.1% of total earnings and a favorable 9.3% effective tax rate impact for net lower taxes on foreign income. The 2017 and 2016 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25%. The 2015 domestic earnings represent 61.8% of total earnings and a 9.6% effective tax rate benefit for net lower taxes on foreign income.

In connection with the Spin-Off and as a result of MTW filing the 2016 U.S. corporate income tax returns at the end of the third quarter of 2017, an adjustment was recorded during the three months ended September 30, 2017 to true-up for the correction of differences between the book and tax bases of certain assets and liabilities, resulting in a $7.2 million increase in deferred tax liabilities with an offsetting decrease in additional paid-in capital. The true-up was not material to the previously issued consolidated financial statements.

Deferred income taxes are provided for the effects of temporary differences between the assets and liabilities recognized for financial reporting and tax reporting. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Non-current deferred tax assets (liabilities):
Inventories	$3.5	$7.2
Accounts receivable	0.9	1.7
Property, plant and equipment	(2.4)	(2.7)
Intangible assets	(118.0)	(190.8)
Deferred employee benefits	19.9	19.2
Product warranty reserves	7.5	13.3
Product liability reserves	2.2	0.9
Loss carryforwards	41.3	43.8
Deferred revenue	—	1.3
Other	12.9	35.4
Non-current deferred tax liabilities	(32.2)	(70.7)
Less valuation allowance	(42.0)	(59.9)
Net non-current deferred tax liabilities	$(74.2)	$(130.6)

Current and long-term tax assets and liabilities included in the consolidated balance sheets are comprised of the following as of December 31, 2017 and 2016:

(in millions)	2017	2016	Financial Statement Line Item
Income taxes receivable	$4.3	$2.9	Prepaids and other current assets
Deferred tax assets	18.1	7.2	Other non-current assets
Income taxes payable	(6.2)	(2.5)	Accrued expenses and other liabilities
Income taxes payable	(12.5)	—	Other long-term liabilities
Deferred tax liabilities	(92.3)	(137.8)	Deferred income taxes

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB No. 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date. To the extent that the accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate can be determined, a provisional estimate must be recorded in the financial statements. If a provisional estimate cannot be determined for inclusion in the financial statements, existing accounting guidance continues to apply on the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s accounting for the following elements of the Tax Act is incomplete. However, management was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

•
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the U.S. corporate statutory tax rate to 21%, effective January 1, 2018. For the U.S. related deferred tax assets and deferred tax liabilities, the Company has recorded a net provisional deferred tax benefit of $45.5 million for the year ended December 31, 2017. While management is able to make a reasonable estimate of the impact of the reduction in U.S. corporate tax rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

•
Deemed Repatriation Transition Tax: The Transition Tax is a tax on E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Management was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $13.5 million as an element of our current income tax provision, which will be payable over a period of up to eight years. This provisional estimate may be impacted by a number of additional considerations, including but not limited to the issuance of final regulations, ongoing analysis of the Tax Act and gathering additional information to more precisely compute the amount of the Transition Tax.

•
Cost recovery: While management has not yet completed all of the computations necessary or completed an inventory of the Company’s 2017 U.S. expenditures that qualify for immediate expensing, the Company has recorded a provisional benefit of approximately $0.1 million, based on management’s current intent to fully expense all qualifying expenditures.

The Company’s accounting for the following elements of the Tax Act is incomplete, and management was not able to make reasonable estimates of the effects. Therefore, no provisional adjustment was recorded.

•
GILTI: The Tax Act creates a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC's U.S. shareholder. Because of the complexity of the new GILTI tax rules, management is continuing to evaluate this provision of the Tax Act. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense, commencing in 2018 upon its effective date, when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether management expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether management expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations but also management’s intent and ability to modify the structure and/or the business, management is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any deferred tax adjustments related to potential GILTI tax in the consolidated financial statements for the year ended December 31, 2017 and has not made a policy decision regarding whether to record deferred taxes on GILTI.

•
Valuation allowances: The Company must determine whether assessments of valuation allowances are affected by various aspects of the Tax Act (e.g., GILTI inclusions, new categories of foreign tax credits). Since, as discussed above, the Company has recorded no deferred tax adjustments related to the GILTI element of the Tax Act, any corresponding determination of the need for or change in a valuation allowance has not been completed and no changes to valuation allowances as a result of the GILTI element of the Tax Act have been recorded.

•
Capital requirements: As of December 31, 2017, approximately $120.4 million of the $128.7 million of cash and cash equivalents, including restricted cash, on the consolidated balance sheet was held by foreign entities. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S., irrespective of the Tax Act. The Tax Act includes the Transition Tax provision that imposes a tax on foreign earnings whether or not such earnings are repatriated to the U.S. As a result of the Transition Tax, management is reviewing the current position on the reinvestment of the earnings of foreign subsidiaries outside of the U.S. This review may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations, ongoing analysis of the Tax Act and gathering additional information to make a more informed decision for our intent to reinvest earnings of foreign subsidiaries indefinitely outside the U.S.

As of December 31, 2017, the Company has approximately $191.3 million of foreign loss carryforwards, which are available to reduce future foreign tax liabilities. Substantially all of the foreign loss carryforwards are not subject to any time restrictions on their future use, and $144.9 million are offset by a valuation allowance. The Company also has approximately $63.3 million of pre-tax U.S. capital loss carryforwards which expire in 2019 and are offset by a valuation allowance and an unrecognized tax benefit.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view regarding future realization of deferred tax assets. For the year ended December 31, 2017, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not that additional deferred taxes of $8.6 million of the total $36.8 million recorded in the U.K. are realizable, and therefore, reduced the valuation allowance accordingly. The Company has additional valuation allowances recorded on some of the other deferred income tax assets in the United Kingdom, and certain entities in Singapore, Thailand and India as it remains more likely than not that they will not be utilized.

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

A reconciliation of the Company's unrecognized tax benefits is as follows for the years ended December 31, 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Balance at beginning of year	$12.5	$16.6	$16.6
Additions based on tax positions related to the current year	—	0.8	0.2
Additions for tax positions of prior years	0.2	1.0	—
Reductions for tax positions of prior years	(0.4)	—	—
Reductions for equity adjustment	—	(4.3)	—
Reductions for lapse of statute	—	(1.6)	(0.2)
Balance at end of year	$12.3	$12.5	$16.6

The Company’s unrecognized tax benefits as of December 31, 2017, 2016 and 2015, if recognized, would not materially impact the effective tax rate due to the offset of the capital loss carryforward deferred tax asset. The Company recognizes interest and penalties related to tax liabilities as a part of income tax expense. As of December 31, 2017 and 2016, the Company has accrued interest and penalties of $0.2 million and $0.1 million, respectively.

During the next twelve months, it is reasonably possible that federal, state and foreign tax resolutions could change unrecognized tax benefits and income tax expense in the range of $0.1 million to $0.3 million.

MTW has filed tax returns on behalf of the Company in the U.S. and various state and foreign jurisdictions prior to the Spin-Off. The Company's separate federal and state tax returns for the 2013 through 2017 tax years generally remain subject to examination by U.S. and various state authorities. Tax years 2013 through 2017 remain subject to examination in Canada and Germany. Tax years 2008 through 2017 remain subject to audit in China.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2017, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

14. Other Expense (Income) — Net

The components of "Other expense (income) — net" in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

(in millions)	2017	2016	2015
Gain on sale of Kysor Panel Systems (1)	$—	$—	$(9.9)
Gain on sale of investment property	—	—	(5.4)
Gain on acquisition of Thailand joint venture (2)	—	—	(4.9)
Amortization of debt issuance costs	5.4	4.8	—
Other	3.6	4.3	(1.9)
Other expense (income) — net	$9.0	$9.1	$(22.1)
(1) See Note 4, "Divestitures" for further discussion on the sale of Kysor Panel Systems.
(2) See Note 3, "Acquisitions" for further discussion on the acquisition of the Thailand joint venture.

15. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of December 31, 2017 and 2016 are as follows:

(in millions)	2017	2016
Foreign currency translation, net of income tax benefit of $2.8 and zero, respectively	$4.4	$(9.8)
Derivative instrument fair market value, net of income tax expense of $1.8 and zero, respectively	3.6	0.8
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.5 and $6.3, respectively	(40.0)	(34.4)
	$(32.0)	$(43.4)

A summary of the changes in "Accumulated other comprehensive loss," net of tax, by component for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in millions)	Foreign Currency Translation (1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2014	$17.3	$(1.0)	$(37.0)	$(20.7)
Other comprehensive (loss) income before reclassifications	(25.2)	(6.1)	1.1	(30.2)
Amounts reclassified out	—	4.8	1.1	5.9
Tax effect	—	0.5	—	0.5
Net current period other comprehensive (loss) income	(25.2)	(0.8)	2.2	(23.8)
Balance at December 31, 2015	(7.9)	(1.8)	(34.8)	(44.5)
Other comprehensive (loss) income before reclassifications	(1.9)	2.1	(1.5)	(1.3)
Amounts reclassified out	—	1.5	2.5	4.0
Tax effect	—	(1.0)	(0.6)	(1.6)
Net current period other comprehensive (loss) income	(1.9)	2.6	0.4	1.1
Balance at December 31, 2016	(9.8)	0.8	(34.4)	(43.4)
Other comprehensive income (loss) before reclassifications	11.4	9.0	(7.8)	12.6
Amounts reclassified out	—	(4.4)	2.0	(2.4)
Tax effect	2.8	(1.8)	0.2	1.2
Net current period other comprehensive income (loss)	14.2	2.8	(5.6)	11.4
Balance at December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
(1) Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

A reconciliation of the reclassifications out of "Accumulated other comprehensive loss," net of tax, for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in millions)	2017	2016	2015		Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$3.3	$—	$(1.4)		Cost of sales
Commodity contracts	1.1	(1.5)	(3.4)		Cost of sales
	4.4	(1.5)	(4.8)		Total before tax
	(1.6)	0.6	1.8		Tax (expense) benefit
	$2.8	$(0.9)	$(3.0)		Net of tax
Amortization of pension and postretirement items:
Actuarial losses	$(2.0)	$(2.5)	$(1.1)	(a)
	(2.0)	(2.5)	(1.1)		Total before tax
	0.7	1.0	—		Tax benefit
	$(1.3)	$(1.5)	$(1.1)		Net of tax

Total reclassifications for the period	$1.5	$(2.4)	$(4.1)		Net of tax
(a) This other comprehensive income component is included in the periodic pension cost (see Note 20, "Employee Benefit Plans," for further details).

16. Stock-Based Compensation

Prior to the Spin-Off, the Company's employees historically participated in MTW's stock-based compensation plans. Stock-based compensation expense relating to awards under MTW's stock-based compensation plans have been allocated to the Company based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, the Company continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the Company's employees.

The Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") that permits the granting of stock options, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. In addition, the 2016 Plan allowed for the adjustment and replacement of certain awards of MTW common stock that were outstanding immediately prior to the Spin-Off through the issuance of replacement awards ("Replacement Awards"). As of December 31, 2017, the maximum number of shares of common stock available for issuance pursuant to the 2016 Plan was 13.7 million.

The Company recognizes stock-based compensation expense based on the fair value of the award on the grant date over the requisite service period and estimates forfeitures when calculating compensation expense, which is generally recognized in "Selling, general and administrative expenses" in the consolidated statements of operations. The Company recognized stock-based compensation expense as a result of the modification of certain MTW performance share units to pay out at target upon consummation of the Spin-Off, which is reflected in "Separation expense" in the consolidated statements of operations. Additionally, the Company recognized stock-based compensation for the accelerated vesting of certain equity awards in connection with the retirement of two executives during the first half of 2017 and in connection with a company-wide reduction in force ("August 2017 RIF") during the third quarter of 2017. These events are described in Note 19, "Restructuring," and are reflected in "Restructuring expense" in the consolidated statements of operations. Stock-based compensation expense was recorded in the aforementioned financial statement line items for the years ended December 31, 2017, 2016 and 2015 as follows:

	Years Ended December 31,
(in millions)	2017	2016	2015
Stock-based compensation expense:
Selling, general and administrative expenses	$8.1	$4.7	$2.3
Separation expense	0.1	1.6	—
Restructuring expense	2.9	—	—
Total stock-based compensation expense	$11.1	$6.3	$2.3

Stock -based compensation expense by award type was as follows for the periods indicated:

	Years Ended December 31,
(in millions)	2017	2016	2015
Stock-based compensation expense:
Stock options	$3.0	$1.2	$0.6
Restricted stock awards and units	3.6	3.0	1.3
Performance share units	4.5	2.1	0.4
Total stock-based compensation expense	$11.1	$6.3	$2.3

Stock Options

Prior to the Spin-Off, any stock option granted to directors of MTW was exercisable immediately upon grant and expires ten years subsequent to the grant date. For all outstanding grants made to officers and employees prior to 2011, stock options became exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date.  Beginning in 2011 for grants to officers and employees, such stock options became exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.

A summary of the Company's stock option activity for all holders of Welbilt stock options is as follows:

(in millions, except weighted average exercise price and contractual life)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2017	3.6	$15.62	4.5	$20.0
Granted	0.3	18.67
Exercised	(0.6)	8.19
Forfeited	(0.1)	16.54
Canceled	(0.5)	24.34
Options outstanding as of December 31, 2017 (1)	2.7	$15.95	4.9	$22.9

Options vested and expected to vest as of December 31, 2017 (2)	2.7	$15.94	4.8	$22.5

Options exercisable as of December 31, 2017	2.2	$15.81	4.0	$18.8
(1) The outstanding stock options at December 31, 2017 have a range of exercise prices from $3.51 to $31.14 per share.
(2) Number of options expected to vest is total unvested options less estimated forfeitures.

The Company uses the Black-Scholes valuation model to value stock options. The Company used historical stock prices for MTW shares of common stock as the basis for its volatility assumptions prior to the Spin-Off. Subsequent to the Spin-Off, the volatility assumption is based on the reported data of a peer group of publicly traded companies for which historical information is available. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience.

The assumptions used in the Black-Scholes option pricing model and the weighted average fair value of option awards granted were as follows for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.3%	1.6%	1.8%
Expected volatility	39.0%	39.0%	56.0%
Expected dividend yield	—%	—%	0.3%

The following represents stock option compensation information for the periods indicated:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per option granted)	2017	2016	2015
Weighted average grant date fair value per option granted	$7.86	$5.97	$10.40
Fair value of options vested	3.0	2.8	6.8
Intrinsic value of options exercised	7.5	8.5	0.1
Excess tax benefit for tax deductions related to the exercise of stock options	1.2	—	—
Cash received from option exercises, net of tax withholding	1.9	12.9	—
Tax benefits for stock-option compensation expense	0.7	0.5	0.2

As of December 31, 2017, the Company had $2.4 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.5 years.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units (collectively, "restricted stock") is based on the closing price of the Company’s common stock on the grant date. Restricted stock granted in 2017 to employees generally vests over three years in an equal number of shares each year beginning on the first anniversary of the date of grant and for directors generally cliff vests after two years from the date of grant, both assuming continued employment. Restricted stock granted in 2016 and 2015 for directors and employees generally cliff vest on either the second or third anniversary of the grant date, assuming continued employment. Additional restricted stock granted to the chairperson of the Board of Directors vests immediately.

A summary of activity for all Welbilt restricted stock for the year ended December 31, 2017 is as follows:

(in millions, except weighted average grant date fair value)	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	0.9	$16.86
Granted	0.1	21.39
Vested	(0.2)	18.29
Forfeited	(0.1)	16.56
Unvested as of December 31, 2017	0.7	$17.14

The following represents restricted stock compensation information for the periods indicated:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2017	2016	2015
Weighted average grant date fair value per award granted	$21.39	$15.25	$21.90
Fair value of awards vested	4.0	2.8	—
Tax benefits for restricted stock compensation expense	0.8	1.2	0.5

As of December 31, 2017, the Company had $3.4 million of unrecognized compensation expense before tax related to restricted stock, which will be recognized over a weighted average period of 2.0 years.

Performance Share Units

The Company granted performance share units ("PSUs") that cliff vest after three years. The number of units that vest is determined for each grant based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the target shares granted. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each PSU that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved. As of December 31, 2017, the following PSU programs were in progress:

Award Date	PSUs Outstanding (in millions)	Expected Vesting Threshold
2016 Program	0.3	125.0%
2017 Program	0.2	100.0%
Total PSUs outstanding	0.5

A summary of activity for all Welbilt performance share units for the year ended December 31, 2017 is as follows:

(in millions, except weighted average grant date fair value)	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	0.5	$16.88
Granted	0.3	18.67
Vested	(0.2)	20.52
Forfeited	(0.1)	16.60
Unvested as of December 31, 2017	0.5	$16.87

The following represents PSU compensation information for the periods indicated:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2017	2016	2015
Weighted average grant date fair value per award granted	$18.70	$14.97	$—
Fair value of awards vested	3.0	3.6	6.0
Tax benefits for PSU compensation expense	1.0	0.8	0.1

As of December 31, 2017, the Company had $5.5 million of unrecognized compensation expense before tax related to PSUs, which will be recognized over a weighted average period of 1.8 years.

17. Contingencies and Significant Estimates

As of December 31, 2017 and 2016, the Company held reserves for environmental matters related to certain locations of approximately $0.8 million and $0.5 million, respectively.  At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of December 31, 2017, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels.  The Company's self-insurance retention levels vary by business, and have fluctuated over the last ten years.  The current range of our self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate. As of December 31, 2017, the largest self-insured retention level for new occurrences currently maintained by the Company is $0.3 million per occurrence and applies to product liability claims for the hot category products manufactured in the United States.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated balance sheets and were $1.4 million and $2.3 million at December 31, 2017 and 2016, respectively; $0.4 million and $0.7 million, respectively, was reserved specifically for actual cases, and $1.0 million and $1.6 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on our experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2017 and 2016, the Company had reserved $24.1 million and $27.9 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the consolidated balance sheets. At December 31, 2017 and 2016, the Company had reserved $11.9 million and $8.4 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the consolidated balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 18, "Product Warranties," for further information.

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

18. Product Warranties

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods typically ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct certain defects by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Below is a table summarizing the warranty activity for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016
Balance at the beginning of the period	$36.3	$40.0
Accruals for warranties issued	33.3	22.1
Settlements made (in cash or in kind)	(34.4)	(25.1)
Currency translation impact	0.8	(0.7)
Balance at the end of the period (1)	$36.0	$36.3
(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $11.9 million and $8.4 million at December 31, 2017 and 2016, respectively.

The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the warranty period. Total deferred revenue on warranties included in "Accrued expenses and other current liabilities" and "Other long-term liabilities" in the consolidated balance sheets at December 31, 2017 and 2016 was $6.7 million and $6.1 million, respectively.

19. Restructuring

Certain restructuring activities have been undertaken to realize cost synergies and rationalize the cost structure of the Company. In 2016, the Company recorded restructuring costs primarily related to a company-wide reduction in force and the closing of its Cleveland, Singapore and Sellersburg facilities. In 2017, the Company recorded additional amounts related primarily to one-time expenses for severance and other related benefits upon the retirement of two executive officers during the first half of 2017, the August 2017 RIF during the third quarter of 2017 and the reduction in force in EMEA ("December 2017 RIF") during the fourth quarter of 2017.

The following is a rollforward of all restructuring activities related to the Company for the year ended December 31, 2017 and 2016:

(in millions)	2017	2016
Balance at January 1	$14.4	$16.8
Restructuring charges	10.8	2.5
Use of reserve	(6.2)	(4.9)
Non-cash adjustment (1)	(2.9)	—
Balance at December 31	$16.1	$14.4
(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the year ended December 31, 2017 resulting from the accelerated vesting of certain stock options, restricted stock units and performance share units upon the retirement of two executive officers and in connection with the August 2017 RIF.

As of December 31, 2017 and 2016, the short-term portion of the liability of $5.0 million and $3.3 million, respectively, was reflected in "Accrued expenses and other liabilities" in the consolidated balance sheets. As of December 31, 2017 and 2016, $11.1 million was reflected in "Other long-term liabilities" in the consolidated balance sheets and relates to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations. See Note 20, "Employee Benefit Plans," for further details regarding this obligation.

During the fourth quarter of 2015 and through the first half of 2016, the Company relocated its manufacturing, warehousing and distribution operations conducted at its Cleveland, Ohio plant and subsequently closed this facility. The Company sold the related building for a net sales price of $2.2 million in April 2017 and recognized a loss on the sale of the building of $0.4 million during the second quarter of 2017, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated statements of operations. These actions relate entirely to the Company's Americas reportable segment.

In September 2016, the Company closed the Singapore plant and transferred the manufacturing to its plants in Prachinburi, Thailand and Foshan, China. In July 2017, the Company sold the related building for a net sales price of $6.2 million. The Company recognized a $3.8 million gain from the sale of the building during the third quarter of 2017, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated statements of operations.

In the first quarter of 2017, the Company ceased the manufacturing at its Sellersburg Indiana plant and products manufactured were transferred to its plants in Tijuana and Monterrey, Mexico. The Company subsequently closed the Sellersburg plant and in June 2017, the Company sold the related building for a net sales price of $4.8 million and recognized a gain on the sale of the building of $1.1 million during the second quarter of 2017, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated statements of operations.

The Company incurred total restructuring costs associated with the aforementioned plant closures of approximately $3.8 million. Of this amount, $0.8 million, $1.7 million and $1.3 million were recorded during the years ended December 31, 2017, 2016 and 2015, respectively. These charges are presented separately in "Restructuring expense" in the consolidated statements of operations.

Effective January 2, 2017, Maurice Jones, the Company's former Senior Vice President, General Counsel and Secretary, retired from the Company and pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 18-month period. The Company incurred a total one-time cost of $2.2 million, including $1.1 million of additional stock-based compensation expense resulting from the accelerated vesting of certain stock options and restricted stock units, that was recorded during the first quarter of 2017 in "Restructuring expense" in the consolidated statements of operations. Mr. Jones will also receive the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan (“SERP”) that will be paid over five annual installments.

Effective May 5, 2017, John Stewart, the Company's Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the next 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional stock-based compensation resulting from the accelerated vesting of certain stock options and restricted stock units. Of this amount, $1.5 million and $1.0 million were recognized during the first and second quarters of 2017, respectively, in "Restructuring expense" in the consolidated statements of operations.

In August 2017, the Company completed the August 2017 RIF to optimize and enhance operational efficiency primarily in the Americas region. As a result, the Company incurred severance and related costs of $3.6 million, including $0.3 million of additional stock-based compensation expense resulting from the accelerated vesting of certain stock options, restricted stock units and performance share units. Of the total $3.6 million, $2.9 million was recognized during the third quarter of 2017 and the remaining $0.7 million was recognized in the fourth quarter of 2017 in "Restructuring expense" in the consolidated statements of operations.

In December 2017, the Company completed the December 2017 RIF to optimize and enhance operational efficiency in the EMEA region. The Company incurred severance and related costs related to the December 2017 RIF of $1.7 million, which was recognized during the fourth quarter of 2017 in "Restructuring expense" in the consolidated statements of operations.

20. Employee Benefit Plans

The Company maintains several different retirement plans for its operations in the Americas, EMEA and APAC. The current plans are based largely upon benefit plans that MTW maintained prior to the Spin-Off. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts.

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

Effective January 1, 2016, a portion of each MTW DB Plan was spun off to create separate plans for MTW's foodservice business, for which "MFS" was substituted with "Welbilt" in the following plans due to the Name Change: (1) the Welbilt Pension Plan and (2) the Welbilt Supplemental Executive Retirement Plan (the "Welbilt SERP"). The Welbilt Pension Plan and the Welbilt SERP (together, the "Welbilt DB Plans") were initially sponsored by Manitowoc FSG U.S. Holding, LLC (name of the entity changed to Welbilt FSG U.S. Holdings, LLC effective April 19, 2017). The Company assumed sponsorship of the Welbilt DB Pension Plans on March 4, 2016. The Company no longer participates in the MTW DB Plans. The Welbilt DB Plans are substantially similar to the former MTW DB Plans.

When comparing the current financial information to financial statements for prior years, it is important to distinguish between: (1) the defined benefit plans that also covered employees of MTW and other MTW subsidiaries (the "Shared Plans"); and (2) the defined benefit plans which are sponsored directly by the Company or its subsidiaries and offered only to the Company's employees or retirees (the "Direct Plans").

The Company accounted for the Shared Plans for the purpose of the consolidated financial statements as a multiemployer plan. Accordingly, the Company did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.9 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively, are reflected in the consolidated statements of operations. This expense reflects an approximation of the Company's portion of the costs of the Shared Plans, including costs attributable to MTW corporate employees, which have been allocated to the Company based on a methodology deemed reasonable by management. Because the Company no longer participated in the MTW DB Plans as of March 4, 2016, no such costs were recorded in the year ended December 31, 2017.

During the year ended December 31, 2016, Welbilt assumed certain pension obligations of $55.6 million and related plan assets of $34.1 million, and certain postretirement health obligations of $6.8 million, to newly-created single employer plans for the Company's employees and certain other Company-sponsored pension plans, as described above. This net transfer of approximately $28.3 million was treated as a non-cash transaction between the Company and MTW. The Company also assumed after-tax deferred gains of $6.1 million related to these plans, which were recorded in "Accumulated other comprehensive loss."

Direct Plans

The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the consolidated balance sheets and the income and expenses are recorded in the consolidated statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in "Accumulated other comprehensive loss" until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets and future compensation increases. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist.

The components of periodic benefit costs for the Direct Plans for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Pension Plans			Postretirement Health and Other
(in millions)	2017	2016	2015	2017	2016	2015
Service cost - benefits earned during the year	$—	$0.2	$0.4	$—	$—	$—
Interest cost of projected benefit obligation	5.4	8.3	6.5	0.3	0.4	0.1
Expected return on assets	(6.2)	(6.2)	(5.4)	—	—	—
Amortization of actuarial net loss (gain)	2.0	2.5	1.2	—	—	(0.1)
Net periodic benefit cost	$1.2	$4.8	$2.7	$0.3	$0.4	$—
Weighted average assumptions:
Discount rate	3.1%	3.9%	3.5%	3.5%	3.9%	3.7%
Expected return on plan assets	3.6%	3.7%	3.5%	N/A	N/A	N/A
Rate of compensation increase	—%	4.0%	4.0%	1.5%	1.5%	1.5%

Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

To develop the expected long-term rate of return on assets assumptions, the Company considered the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the pension portfolio.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Direct Plans as of December 31, 2017 and 2016:

	Pension Plans		Postretirement Health and Other
(in millions)	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning of year	$203.9	$177.2	$9.0	$3.2
Service cost	—	0.2	—	—
Interest cost	5.4	8.3	0.3	0.4
Participant contributions	—	—	0.6	0.4
Plan combinations	—	55.6	—	6.8
Actuarial loss	7.7	4.1	1.7	—
Currency translation adjustment	13.8	(29.3)	0.1	—
Benefits paid	(14.0)	(12.2)	(1.6)	(1.8)
Benefit obligation, end of year	$216.8	$203.9	$10.1	$9.0
Change in Plan Assets
Fair value of plan assets, beginning of year	$163.8	$147.9	$—	$—
Actual return on plan assets	9.2	14.1	—	—
Employer contributions	5.4	6.1	1.0	1.4
Participant contributions	—	—	0.6	0.4
Plan combinations	—	34.1	—	—
Currency translation adjustment	12.3	(26.2)	—	—
Benefits paid	(14.0)	(12.2)	(1.6)	(1.8)
Fair value of plan assets, end of year	$176.7	$163.8	$—	$—
Unfunded status (1)	$(40.1)	$(40.1)	$(10.1)	$(9.0)
Weighted-Average Assumptions
Discount rate	2.8%	3.1%	3.2%	3.5%
Rate of compensation increase	—%	—%	1.5%	1.5%
(1) As of December 31, 2017 and 2016, the short-term portion of the pension obligation totaled $0.7 million and $0.7 million, respectively and postretirement health and other benefit obligation totaled $1.2 million, and $1.0 million, respectively. These short-term obligations are included in "Accrued expenses and other liabilities."

Amounts recognized in "Accumulated other comprehensive loss" as of December 31, 2017 and 2016, consist of the following:

	Pension Plans		Postretirement Health and Other
(in millions)	2017	2016	2017	2016
Net actuarial loss	$(44.3)	$(40.5)	$(2.2)	$(0.5)
Total amount recognized	$(44.3)	$(40.5)	$(2.2)	$(0.5)

The estimated portion of actuarial losses remaining in "Accumulated other comprehensive loss" that are expected to be amortized as a component of net periodic benefit cost in 2018 are $2.2 million and $0.2 million for the pension plan and postretirement health and other plans, respectively. For measurement purposes, a 6.3% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017.  The rate was assumed to decrease gradually to 4.5% for 2037 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table summarizes the sensitivity of our December 31, 2017 retirement obligations and 2017 retirement benefit costs of our plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2018 pension cost	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2017	Estimated increase (decrease) in 2018 other postretirement benefit costs	Estimated increase (decrease) in other postretirement benefit obligation for the year ended December 31, 2017
0.5% increase in discount rate	$(0.5)	$(14.6)	$—	$(0.3)
0.5% decrease in discount rate	0.5	16.0	—	0.3
0.5% increase in long-term return on assets	(0.9)	N/A	N/A	N/A
0.5% decrease in long-term return on assets	0.9	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	0.1	0.6
1% decrease in medical trend rates	N/A	N/A	(0.1)	(0.5)

It is reasonably possible that the estimate for future retirement and health costs may change in the near future due to changes in the health care environment or changes in interest rates that may arise.  Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the pension plans at December 31, 2017 and 2016, by asset category are as follows:

	2017	2016
Equity securities	17.6%	20.8%
Debt securities	34.6%	34.5%
Other	47.8%	44.7%
	100.0%	100.0%

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

The actual allocations for the pension assets at December 31, 2017, and target allocations by asset class, are as follows:

	Target Allocations	Weighted Average Asset Allocations
Equity securities	20.4%	17.6%
Debt securities	36.2%	34.6%
Other	43.4%	47.8%

Risk Management

In managing the plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to the Company's risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding.  Investment manager guidelines for publicly traded assets are specified and are monitored regularly.

Fair Value Measurements

The following table presents the Company's plan assets using the fair value hierarchy as of December 31, 2017 and 2016.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2017
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2.4	$—	$—	$2.4
Insurance group annuity contracts	—		74.6	74.6
Common/collective trust funds — Government, corporate and other non-government debt	—	63.2	—	63.2
Common/collective trust funds — Corporate equity	—	30.4	—	30.4
Common/collective trust funds — Customized strategy	—	6.1	—	6.1
Total	$2.4	$99.7	$74.6	$176.7

	December 31, 2016
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.0	$—	$—	$1.0
Insurance group annuity contracts	—	—	72.2	72.2
Common/collective trust funds — Government, corporate and other non-government debt	—	51.6	—	51.6
Common/collective trust funds — Corporate equity	—	34.1	—	34.1
Common/collective trust funds — Customized strategy	—	4.9	—	4.9
Total	$1.0	$90.6	$72.2	$163.8

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

A reconciliation of the fair values measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2017	2016
Beginning Balance	$72.2	$89.9
Actual return on assets	—	2.5
Benefit payments	(4.6)	(4.8)
Foreign currency impact	7.0	(15.4)
Ending Balance	$74.6	$72.2

The expected 2018 contributions for pension plans are as follows: the minimum contribution for 2018 is $8.4 million with no planned discretionary or non-cash contributions. Expected company paid claims for the postretirement health and life insurance plans are $1.3 million for 2018.

Projected benefit payments from the plans as of December 31, 2017 are estimated as follows:

(in millions)	Pension Plans	Postretirement Health and Other
2018	$10.9	$1.3
2019	11.0	1.3
2020	11.2	1.2
2021	11.2	1.2
2022	11.2	1.2
2023-2027	54.7	3.4

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2017 and 2016 is as follows:

	Pension Plans
(in millions)	2017	2016
Projected benefit obligation	$216.8	$203.9
Accumulated benefit obligation	216.8	203.9
Fair value of plan assets	176.7	163.8

The measurement date for all plans is December 31, 2017.

The Company, through its Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the Company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan. This withdrawal obligation is part of the restructuring accrual in the consolidated balance sheets as described in Note 19, "Restructuring." The withdrawal obligation totaled $17.5 million, of which $12.2 million and $13.1 million were outstanding as of December 31, 2017 and 2016, respectively, and is payable in quarterly installments of $0.5 million through April 2026, which includes both principal and accrued interest. As the Company was deemed to have effectively withdrawn its participation in this plan in 2013, no further contributions were made to the plan.

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

Effective January 1, 2016, a portion of each MTW DC Plan was spun off to create separate plans for MTW's Foodservice business: for which "MFS" was substituted with "Welbilt" in the following plans due to the Name Change (1) the Manitowoc Foodservice 401(k) Retirement Plan (the "Welbilt 401(k) Retirement Plan"); (2) the Welbilt Retirement Savings Plan, and (3) the Welbilt Foodservice Deferred Compensation Plan (the "Welbilt Deferred Compensation Plan"). The Welbilt 401(k) Retirement Plan, the Welbilt Retirement Savings Plan and the Welbilt Deferred Compensation Plan (together, the "Welbilt DC Plans") were initially sponsored by Manitowoc FSG U.S. Holding, LLC. Welbilt assumed sponsorship of the Welbilt DC Pension Plans on March 4, 2016. Welbilt no longer participates in the MTW DC Plans. The Welbilt DC Plans are substantially similar to the former MTW DC Plans.

Welbilt 401(k) Retirement Plan The Welbilt 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all non-union U.S. employees of Welbilt, its subsidiaries and related entities.

Welbilt Retirement Savings Plan The Welbilt Retirement Savings Plan is a tax-qualified retirement plan that is available to certain collectively bargained U.S. employees of Welbilt, its subsidiaries and related entities.

For both plans mentioned above, the Company's portion of total costs incurred under these plans were $2.8 million $2.0 million, and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Welbilt Deferred Compensation Plan The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. As of December 31, 2017, the fair value of the investments held in trust was $5.1 million, Company stock held in trust was $0.2 million, at cost, and the related liability was $5.3 million. As of December 31, 2016, the fair value of the investments held in trust was $5.5 million and the related liability was $5.5 million.

21. Leases

The Company leases various property, plant and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses. Terms of the leases vary, but generally require the Company to pay property taxes, insurance premiums and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $17.1 million, $12.8 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum rental obligations under non-cancelable operating leases as of December 31, 2017 are payable as follows:

(in millions)
Year ending December 31:
2018	$13.3
2019	11.2
2020	7.6
2021	5.1
2022	3.4
Thereafter	2.9
$43.5

22. Business Segments

The Company identifies its segments using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management organizes the business based on geography, and has designated the regions Americas, EMEA, and APAC as reportable segments.

The accounting policies of the Company's reportable segments are the same as those described in the summary of accounting policies in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," except that certain corporate-level expenses are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense, amortization expense of intangible assets with definite lives, separation expense, restructuring expense and other non-operating expenses. For the period prior to the Spin-Off, certain additional MTW corporate overhead expenses that were allocated to the Company were also not allocated to the segments.

The Company evaluates segment performance based upon earnings before interest, taxes, other expense (income) - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). Adjusted Operating EBITDA is a non-GAAP measure, and the Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies. Beginning in January 2017, the Company updated its performance measure and definition of Adjusted Operating EBITDA (previously titled "Operating EBITA") to additionally exclude at the segment level depreciation expense, gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. All prior segment information has been recast to reflect these changes for consistency of presentation.

Financial information relating to the Company's reportable segments as of and for the years ended December 31, 2017, 2016 and 2015 respectively is as follows:

	Years Ended December 31,
(in millions, except percentage data)	2017	2016	2015
Net sales:
Americas	$1,166.8	$1,186.6	$1,323.7
EMEA	296.5	287.6	281.6
APAC	190.2	190.9	191.1
Elimination of intersegment sales	(208.1)	(208.5)	(226.3)
Total net sales	$1,445.4	$1,456.6	$1,570.1

Segment Adjusted Operating EBITDA:
Americas	$240.7	$233.6	$215.6
EMEA	55.2	44.3	27.0
APAC	22.7	24.7	25.3
Total Segment Adjusted Operating EBITDA	318.6	302.6	267.9
Corporate and unallocated	(43.2)	(42.6)	(38.2)
Amortization expense	(31.2)	(31.2)	(31.4)
Depreciation expense	(16.7)	(17.3)	(19.6)
Separation expense	(1.6)	(6.5)	(4.3)
Restructuring expense	(10.8)	(2.5)	(4.6)
Gain (loss) from impairment or disposal of assets — net	4.0	(3.3)	(9.9)
Earnings from operations	219.1	199.2	159.9
Interest expense	(86.9)	(85.2)	(1.4)
Interest (expense) income on notes with MTW — net	—	(0.1)	15.8
Loss on early extinguishment of debt	(4.4)	—	—
Other (expense) income — net	(9.0)	(9.1)	22.1
Earnings before income taxes	$118.8	$104.8	$196.4

Adjusted Operating EBITDA % by segment (1) :
Americas	20.6%	19.7%	16.3%
EMEA	18.6%	15.4%	9.6%
APAC	11.9%	12.9%	13.2%
(1) Adjusted Operating EBITDA % in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales for each respective segment.

Capital expenditures:
Americas	$17.2	$12.4	$8.4
EMEA	2.0	0.9	1.5
APAC	1.0	1.8	1.4
Corporate	0.5	0.9	1.9
Total capital expenditures	$20.7	$16.0	$13.2

Depreciation:
Americas	$11.5	$12.1	$14.3
EMEA	2.4	2.5	2.6
APAC	1.9	2.0	2.1
Corporate	0.9	0.7	0.6
Total depreciation	$16.7	$17.3	$19.6

As of December 31, 2017 and December 31, 2016, total assets by reportable segment are as follows:

(in millions)	2017	2016
Total assets by segment:
Americas	$1,445.6	$1,463.7
EMEA	112.1	102.6
APAC	128.7	110.8
Corporate	154.0	92.0
Total assets	$1,840.4	$1,769.1

Net sales by product class are categorized into commercial foodservice whole goods and aftermarket parts and service. Net sales by product class for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in millions)	2017	2016	2015
Commercial foodservice whole goods	$1,173.3	$1,191.0	$1,277.2
Aftermarket parts and support	272.1	265.6	292.9
Total net sales	$1,445.4	$1,456.6	$1,570.1

Net sales information by geographic area for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in millions)	2017	2016	2015
Net sales by geographic area (1):
United States	$945.6	$945.7	$1,066.7
Other Americas	95.0	104.3	106.6
EMEA	239.2	242.0	237.2
APAC	165.6	164.6	159.6
Total net sales by geographic area	$1,445.4	$1,456.6	$1,570.1
(1) Net sales in the section above are attributed to geographic regions based on location of customer.

The Company sells primarily through distributors and dealers ("direct customers"), who ultimately sell to end customers. No single direct customer represented 10.0% or greater of the Company's net sales for the years ended December 31, 2017, 2016 or 2015.

As of December 31, 2017 and December 31, 2016, "Property, plant and equipment - net" information by geographic area is as follows:

(in millions)	2017	2016
Property, plant and equipment - net by geographic area:
United States	$68.1	$68.1
Other Americas	19.5	17.1
EMEA	11.6	10.8
APAC	13.0	13.1
Total property, plant, equipment - net by geographic area	$112.2	$109.1

23. Quarterly Financial Data (Unaudited)

The following table presents financial data for each quarter in 2017 and 2016:

	2017
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$328.0	$371.1	$380.4	$365.9
Gross profit	123.0	137.2	143.9	132.8
Net earnings	5.0	30.1	33.1	65.8
Per share data
Earnings per share — Basic	$0.04	$0.22	$0.24	$0.47
Earnings per share — Diluted	$0.04	$0.21	$0.24	$0.47

	2016
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$325.5	$368.4	$384.0	$378.7
Gross profit	117.6	134.7	142.0	138.5
Net earnings	18.1	15.1	24.9	21.4
Per share data (1)
Earnings per share — Basic	$0.13	$0.11	$0.18	$0.15
Earnings per share — Diluted	$0.13	$0.11	$0.18	$0.15
(1) On March 4, 2016, MTW distributed 137.0 million shares of the Company's common stock to MTW shareholders in connection with the Spin-Off. See Note 25, "Earnings Per Share," for more information. Basic and diluted earnings per share and the average number of common shares outstanding were retrospectively restated for the number of the Company's shares outstanding immediately following this transaction.

24. Net Parent Company Investment and Related Party Transactions

Related Party Transactions and Cash Management Prior to the Spin-Off

The Company does not enter into transactions with related parties to purchase and/or sell goods or services in the ordinary course of business. Transactions between the Company and MTW are reflected in the consolidated statements of cash flows as a financing activity in "Net transactions with MTW." Prior to the Spin-Off, the Company participated in MTW's centralized cash management program in which cash was swept each day and held in a centralized account at the corporate level.

Net Parent Company Investment and Corporate Cost Allocations Prior to the Spin-Off

Prior to the Spin-Off, MTW performed certain general and corporate functions on the Company's behalf. The combined financial statements for the periods prior to the Spin-Off include expense allocations for (1) corporate support functions that were provided on a centralized basis at a MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to Welbilt based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which were previously partially allocated to Welbilt or other methodologies deemed appropriate by management. These allocated costs are included within "Selling, general and administrative", "interest expense", and "Net parent company investment" in the consolidated financial statements. Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent the Company's' results of operations, financial position or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to the Company during the years ended, December 31, 2016 and 2015 were $5.2 million and $24.6 million, respectively.

The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the consolidated statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the consolidated statements of operations. Interest income on the notes with MTW for the years ended December 31, 2016, and 2015 is net of interest expense on the notes with MTW of $0.1 million, $0.6 million, respectively.

Guarantees Prior to the Spin-Off

Certain of MTW's subsidiaries, which includes selected entities that are part of the Company, entered into guarantee agreements with MTW's lenders whereby these subsidiaries guaranteed the obligations under, and/or pledged their assets as collateral, with respect to such MTW debt. However, none of these Company subsidiaries were named as obligors in the debt agreements held in the name of MTW. For that reason, MTW did not historically allocate debt balances and/or charge out third-party debt-related expenses to the Company.

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

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in the Company and certain assets and liabilities in exchange for a $1,362.0 million cash distribution that was funded through the long-term debt incurred by the Company. In addition, separation related adjustments are included in "Additional paid-in capital (deficit)" in the consolidated balance sheet as of December 31, 2016 consisting of net liabilities assumed by the Company related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million and income taxes payable of $0.6 million.

The Separation Agreement included provisions on the allocation of assets and liabilities between legal entities that were being split into a separate MTW and Welbilt legal entity as part of the Spin-Off. The Separation Agreement also included provisions on the split of joint administrative costs that were incurred post Spin-Off.

Under the TSA, the Company and MTW provided each other certain specified services on a transitional basis, including, among others, payroll and other human resource services, information systems, insurance, legal, finance and other corporate services, as well as procurement and sourcing support. The charges for the transition services were generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit except where required by local law. The Company had completed its use of these transition services by the end of the second quarter of 2017 and the TSA is no longer in effect.

25. Earnings Per Share

The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock awards, restricted stock units and performance share units, using the treasury stock method. Performance share units are considered dilutive when the related performance criterion has been met.

On March 4, 2016, MTW distributed 137.0 million shares of the Company's common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per share and the average number of common shares outstanding for periods prior to the Spin-Off were retrospectively restated for the number of the Company's shares outstanding immediately following this transaction. The same number of shares were used to calculate basic and diluted earnings per share, for each year presented, since no equity awards were outstanding prior to the Spin-Off.

The following is a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share for the periods presented.

	Year Ended December 31,
(in millions, except share and per share data)	2017	2016	2015
Net earnings	$134.0	$79.5	$157.1

Basic weighted average common shares outstanding	138,995,541	137,906,284	137,016,712

Effect of dilutive securities:
Stock options	840,820	945,140	—
Unvested restricted stock	610,148	626,144	—
Unvested performance share units	260,583	236,552	—
Effect of dilutive securities	1,711,551	1,807,836	—

Diluted weighted average common shares outstanding	140,707,092	139,714,120	137,016,712

Basic earnings per share	$0.96	$0.58	$1.15
Diluted earnings per share	$0.95	$0.57	$1.15

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive for the years ended December 31, 2017 and 2016, totaled 0.8 million and 3.6 million, respectively.

On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the years ended December 31, 2017, 2016 and 2015.

26. Subsidiary Guarantors of Senior Notes due 2024

The following tables present consolidating financial information for (a) Welbilt; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Subsidiary Guarantors"); and (c) the wholly owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Subsidiary Guarantors and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,042.3	$773.0	$(369.9)	$1,445.4
Cost of sales	3.8	750.6	524.0	(369.9)	908.5
Gross profit	(3.8)	291.7	249.0	—	536.9
Selling, general and administrative expenses	36.8	144.0	97.4	—	278.2
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	1.5	0.1	—	—	1.6
Restructuring expense	5.0	3.5	2.3	—	10.8
Gain from impairment or disposal of assets — net	—	(0.4)	(3.6)	—	(4.0)
(Loss) earnings from operations	(47.1)	116.1	150.1	—	219.1
Interest expense	82.8	1.1	3.0	—	86.9
Loss on early extinguishment of debt	4.4	—	—	—	4.4
Other (income) expense — net	(11.2)	(14.6)	34.8	—	9.0
Equity in earnings (loss) of subsidiaries	235.3	93.8	—	(329.1)	—
Earnings (loss) before income taxes	112.2	223.4	112.3	(329.1)	118.8
Income taxes	(21.8)	(11.9)	18.5	—	(15.2)
Net earnings (loss)	$134.0	$235.3	$93.8	$(329.1)	$134.0
Total other comprehensive income (loss), net of tax	11.4	20.3	17.8	(38.1)	11.4
Comprehensive income (loss)	$145.4	$255.6	$111.6	$(367.2)	$145.4

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,070.0	$782.2	$(395.6)	$1,456.6
Cost of sales	3.4	775.9	540.1	(395.6)	923.8
Gross profit	(3.4)	294.1	242.1	—	532.8
Selling, general and administrative expenses	35.5	152.9	101.7	—	290.1
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	6.3	—	0.2	—	6.5
Restructuring expense	—	1.6	0.9	—	2.5
Loss from impairment or disposal of assets — net	—	2.9	0.4	—	3.3
(Loss) earnings from operations	(45.2)	108.3	136.1	—	199.2
Interest expense	82.2	1.2	1.8	—	85.2
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Other (income) expense — net	(5.6)	19.6	(4.9)	—	9.1
Equity in earnings (loss) of subsidiaries	200.5	114.0	—	(314.5)	—
Earnings (loss) before income taxes	78.7	201.5	139.1	(314.5)	104.8
Income taxes	(0.8)	1.0	25.1	—	25.3
Net earnings (loss)	$79.5	$200.5	$114.0	$(314.5)	$79.5
Total other comprehensive income (loss), net of tax	1.1	3.0	7.3	(10.3)	1.1
Comprehensive income (loss)	$80.6	$203.5	$121.3	$(324.8)	$80.6

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,109.8	$809.9	$(349.6)	$1,570.1
Cost of sales	0.1	803.6	614.3	(349.6)	1,068.4
Gross (loss) profit	(0.1)	306.2	195.6	—	501.7
Selling, general and administrative expenses	32.2	144.6	114.8	—	291.6
Amortization expense	—	28.5	2.9	—	31.4
Separation expense (income)	4.4	0.1	(0.2)	—	4.3
Restructuring expense	—	1.9	2.7	—	4.6
Loss from impairment or disposal of assets — net	—	8.4	1.5	—	9.9
(Loss) earnings from operations	(36.7)	122.7	73.9	—	159.9
Interest expense	—	1.2	0.2	—	1.4
Interest income on notes with MTW — net	—	(14.9)	(0.9)	—	(15.8)
Other (income) expense — net	(78.6)	77.8	(21.3)	—	(22.1)
Equity in earnings (loss) of subsidiaries	123.2	77.9	—	(201.1)	—
Earnings (loss) before income taxes	165.1	136.5	95.9	(201.1)	196.4
Income taxes	8.0	13.3	18.0	—	39.3
Net earnings (loss)	$157.1	$123.2	$77.9	$(201.1)	$157.1
Total other comprehensive (loss) income, net of tax	(23.8)	(27.7)	(26.9)	54.6	(23.8)
Comprehensive income (loss)	$133.3	$95.5	$51.0	$(146.5)	$133.3

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.8	$—	$120.4	$(0.8)	$128.4
Restricted cash	—	—	0.3	—	0.3
Accounts receivable — net	—	—	84.7	(1.0)	83.7
Inventories — net	—	69.8	82.5	—	152.3
Prepaids and other current assets	5.3	5.9	7.8	—	19.0
Total current assets	14.1	75.7	295.7	(1.8)	383.7
Property, plant and equipment — net	0.5	68.7	43.0	—	112.2
Goodwill	—	832.4	13.7	—	846.1
Other intangible assets — net	—	396.3	65.1	—	461.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,239.8	—	(3,239.8)	—
Investment in subsidiaries	4,015.6	—	—	(4,015.6)	—
Other non-current assets	10.8	5.2	28.7	(7.7)	37.0
Total assets	$4,041.0	$4,638.1	$446.2	$(7,284.9)	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$58.2	$47.0	$(1.8)	$103.6
Accrued expenses and other liabilities	19.1	86.1	56.5	—	161.7
Current portion of capital leases	—	0.5	0.2	—	0.7
Product warranties	—	16.2	7.9	—	24.1
Total current liabilities	19.3	161.0	111.6	(1.8)	290.1
Long-term debt and capital leases	1,230.2	1.2	0.8	—	1,232.2
Deferred income taxes	74.7	—	17.6	—	92.3
Pension and postretirement health obligations	51.3	4.7	—	(7.7)	48.3
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,501.4	—	738.4	(3,239.8)	—
Investment in subsidiaries	—	430.8	—	(430.8)	—
Other long-term liabilities	38.0	24.8	4.3	—	67.1
Total non-current liabilities	3,911.3	461.5	765.4	(3,698.3)	1,439.9
Total equity (deficit):
Total equity (deficit)	110.4	4,015.6	(430.8)	(3,584.8)	110.4
Total liabilities and equity	$4,041.0	$4,638.1	$446.2	$(7,284.9)	$1,840.4

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$2.3	$51.1	$—	$53.8
Restricted cash	—	—	6.4	—	6.4
Accounts receivable — net	0.5	—	86.1	(4.9)	81.7
Inventories — net	—	74.3	71.3	—	145.6
Prepaids and other current assets	0.9	4.5	8.5	—	13.9
Current assets held for sale	—	2.3	4.5	—	6.8
Total current assets	1.8	83.4	227.9	(4.9)	308.2
Property, plant and equipment — net	1.2	67.9	40.0	—	109.1
Goodwill	—	832.4	12.9	—	845.3
Other intangible assets — net	—	423.5	60.9	—	484.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,085.8	—	(3,085.8)	—
Investment in subsidiaries	3,780.3	—	—	(3,780.3)	—
Other non-current assets	2.7	5.1	19.7	(5.4)	22.1
Total assets	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$0.1	$64.6	$48.6	$(4.9)	$108.4
Accrued expenses and other liabilities	14.1	97.5	62.9	—	174.5
Current portion of capital leases	—	0.5	1.1	—	1.6
Product warranties	—	18.4	9.5	—	27.9
Current liabilities held for sale	—	—	0.7	—	0.7
Total current liabilities	14.2	181.0	122.8	(4.9)	313.1
Long-term debt and capital leases	1,277.0	1.7	—	—	1,278.7
Deferred income taxes	120.5	—	17.3	—	137.8
Pension and postretirement health obligations	47.9	4.9	—	(5.4)	47.4
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,344.8	—	741.0	(3,085.8)	—
Investment in subsidiaries	—	524.6	—	(524.6)	—
Other long-term liabilities	9.4	25.6	0.6	—	35.6
Total non-current liabilities	3,815.3	556.8	763.2	(3,635.8)	1,499.5
Total (deficit) equity:
Total (deficit) equity	(43.5)	3,780.3	(524.6)	(3,255.7)	(43.5)
Total liabilities and equity	$3,786.0	$4,518.1	$361.4	$(6,896.4)	$1,769.1

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(96.8)	$160.1	$75.3	$(0.8)	$137.8
Cash flows from investing activities
Capital expenditures	(0.5)	(12.5)	(7.7)	—	(20.7)
Proceeds from sale of property, plant and equipment	—	6.0	6.3	—	12.3
Changes in restricted cash	—	—	6.2	—	6.2
Acquisition of intangible assets	—	(1.2)	—	—	(1.2)
Intercompany investment	—	(154.2)	(2.5)	156.7	—
Net cash provided by (used for) investing activities	(0.5)	(161.9)	2.3	156.7	(3.4)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	155.0	—	—	—	155.0
Repayments on long-term debt and capital leases	(203.4)	(0.5)	(0.2)	—	(204.1)
Proceeds from short-term borrowings	—	—	4.0	—	4.0
Repayment of short-term borrowings	—	—	(4.0)	—	(4.0)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Exercises of stock options	4.8	—	—	—	4.8
Payments on tax withholdings for equity awards	(5.4)	—	—	—	(5.4)
Intercompany financing	156.7	—		(156.7)	—
Net cash (used for) provided by financing activities	105.7	(0.5)	(0.2)	(156.7)	(51.7)
Effect of exchange rate changes on cash	—	—	(8.1)	—	(8.1)
Net increase in cash and cash equivalents	8.4	(2.3)	69.3	(0.8)	74.6
Balance at beginning of period	0.4	2.3	51.1	—	53.8
Balance at end of period	$8.8	$—	$120.4	$(0.8)	$128.4

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used for) provided by operating activities	$(98.9)	$111.5	$113.2	$—	$125.8
Cash flows from investing activities
Capital expenditures	(1.0)	(8.0)	(7.0)	—	(16.0)
Changes in restricted cash	—	—	(6.0)	—	(6.0)
Proceeds from sale of property, plant and equipment	—	—	0.5		0.5
Proceeds from dispositions	—	—	1.1	—	1.1
Intercompany investment	—	(104.4)	(79.4)	183.8	—
Net cash provided by (used for) investing activities	(1.0)	(112.4)	(90.8)	183.8	(20.4)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,499.5	0.2	1.4	—	1,501.1
Repayments on long-term debt and capital leases	(186.0)	(0.5)	(0.3)	—	(186.8)
Debt issuance costs	(41.3)	—	—	—	(41.3)
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	(6.1)	—	—	—	(6.1)
Exercises of stock options	16.2	—	—	—	16.2
Payments on tax withholdings for equity awards	(3.8)	—	—	—	(3.8)
Intercompany financing	183.8	—	—	(183.8)	—
Net cash (used for) provided by financing activities	100.3	(0.3)	1.1	(183.8)	(82.7)
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Net increase in cash and cash equivalents	0.4	(1.2)	22.6	—	21.8
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$0.4	$2.3	$51.1	$—	$53.8

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$376.9	$(137.6)	$(96.3)	$—	$143.0
Cash flows from investing activities
Capital expenditures	(0.8)	(6.5)	(5.9)	—	(13.2)
Changes in restricted cash	—	—	(0.6)	—	(0.6)
Business acquisitions, net of cash acquired	—	—	(5.3)	—	(5.3)
Proceeds from dispositions	—	78.2	—	—	78.2
Intercompany investment	(193.2)	—	—	193.2	—
Net cash used for investing activities	(194.0)	71.7	(11.8)	193.2	59.1
Cash flows from financing activities
Proceeds from long-term debt and capital leases	—	0.5	—	—	0.5
Repayments on long-term debt and capital leases	—	(0.7)	—	—	(0.7)
Net transactions with MTW	(182.9)	—	—	—	(182.9)
Intercompany financing	—	66.9	126.3	(193.2)	—
Net cash used for financing activities	(182.9)	66.7	126.3	(193.2)	(183.1)
Effect of exchange rate changes on cash	—	—	(3.5)	—	(3.5)
Net increase in cash and cash equivalents	—	0.8	14.7	—	15.5
Balance at beginning of period	—	2.7	13.8	—	16.5
Balance at end of period	$—	$3.5	$28.5	$—	$32.0

27. Subsequent Events

On February 23, 2018, the Company, through its wholly-owned subsidiary Manitowoc FSG UK Limited, entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) with various persons and legal entities (the “Sellers”) representing 100% of the share capital of Avaj International Holding AB (“Avaj”). Subject to the terms and conditions set forth in the Purchase Agreement, the Company has agreed to purchase all of the outstanding share capital of Avaj from the Sellers (the “Acquisition”) for aggregate consideration of approximately 1,800.0 million Swedish Krona (“SEK”) or $224.0 million, comprised of (1) SEK1,314.2 million (or approximately $162.0 million) in cash, plus 5.0% interest on such amount for the period from December 31, 2017 to the closing date of the Acquisition, and (2) the repayment of certain indebtedness owed under third-party borrowings and shareholder loans of approximately SEK485.8 million (or $62.0 million) in the aggregate. The Acquisition will be funded through cash on hand and additional borrowings under existing credit lines and is expected to close in the second quarter of 2018, subject to certain closing conditions and the receipt of necessary clearances and approvals, if applicable, from the Spanish National Markets and Competition Commission (the “Competition Approval Condition”).

Crem International Holding AB (“Crem”), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen®, Expobar® and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. Following completion of the Acquisition, the Company will have an established presence in hot beverage equipment, a complementary product category, and expects to realize operational synergies and cross-selling benefits. In addition, the Acquisition supports the Company's strategic objective of increasing its Europe and Asia presence.

The Purchase Agreement contains certain customary warranties and covenants, including, among other things, (1) covenants with respect to the conduct of the business in the ordinary course between the execution of the Purchase Agreement and the completion of the Acquisition, and (2) covenants with respect to the Company taking all commercially reasonable measures to satisfy the Competition Approval Condition. The Purchase Agreement also provides for indemnification rights for the Company with respect to breaches by Sellers of warranties, covenants or other agreements under the Purchase Agreement, and for the Company to purchase warranty and indemnity insurance with respect to such rights.

The Purchase Agreement provides that in the event that the Competition Approval Condition has not been fulfilled within 60 business days (as determined under general Swedish banking practices) or it is clear that the Competition Approval Condition will not be fulfilled on or before such date, then the Sellers shall be entitled to terminate the Purchase Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management has established and maintains disclosure controls and procedures that are designed to ensure the that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of our management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (the "2013 framework"). Based on that evaluation, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Prior to the Spin-Off, the Company relied on certain financial information and resources of MTW provide oversight, such as the Board, to manage aspects of the Company's business and to report financial results. These included corporate support functions that were provided on a centralized basis at a MTW enterprise level including, but not limited to, (1) finance, internal audit, which includes Sarbanes-Oxley compliance, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. In connection with the Spin-Off, the Company enhanced its own financial, administrative, and other support systems. The Company has expanded its internal accounting, reporting, legal and internal audit departments and has updated its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.

The Company continues to review, document and test its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the system of control evolve with our business. These efforts may lead to changes in the Company's internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written code of conduct, or the "Code of Conduct," that applies to all of our employees. The Code of Conduct reflects our commitment to operate our business in a manner that meets the highest ethical standards. It includes or refers to policies and rules that cover ethical and legal practices for many aspects of our business. A copy of the Code of Conduct is posted on our website at www.welbilt.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct by posting such information on our website at the address specified above.

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

(b) Exhibits:

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
2.1	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed March 9, 2016
3.1	Amended and Restated Certificate of Incorporation of Welbilt, Inc., effective March 3, 2017.	Exhibit 3.l to Current Report on Form 8-K filed March 9, 2017
3.2	Amended and Restated Bylaws of Welbilt, Inc., effective December 13, 2017.	Filed Herewith
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2016
4.1(b)	First Supplemental Indenture, dated March 3, 2016, among Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 9, 2016
10.1(a)
Settlement Agreement, dated February 6, 2015, among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc.
Exhibit 10.5 to Registration Statement on Form 10 filed September 1, 2015
10.1(b)
Amendment to Settlement Agreement, dated December 31, 2015, among The Manitowoc Company, Inc., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc.
Exhibit 10.8 to Registration Statement on Form 10 filed January 19, 2016

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
Exhibit 10.1(c) to Annual Report on Form 10-K filed March 30, 2016
10.2	Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed March 9, 2016
10.3	Transition Services Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2016
10.4(a)	Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 10.3 to Current Report on Form 8-K filed March 9, 2016
10.4(b)	Amendment to Employee Matters Agreement, dated March 28, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2016
10.5	Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 10.4 to Current Report on Form 8-K filed March 9, 2016
10.6(a)
Credit Agreement, dated March 3, 2016, among Manitowoc Foodservice, Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as syndication agent, HSBC Bank USA, N.A., Citibank, N.A. and Coöperatieve Rabobank U.A., New York Branch, as co-documentation agents and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, HSBC Securities (USA) Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners.
Exhibit 10.6 to Current Report on Form 8-K filed March 9, 2016
10.6(b)
Amendment No. 1 to Credit Agreement, dated September 28, 2016, among Manitowoc Foodservice, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2016
10.6(c)
Amendment No. 2 to Credit Agreement , dated March 6, 2017, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2017
10.6(d)
Amendment No. 3 to Credit Agreement and Limited Consent, dated September 7, 2017, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2017
10.6(e)
Amendment No. 4 to Credit Agreement , dated February 2, 2018, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2018
10.7(a)
Sixth Amended and Restated Receivables Purchase Agreement, dated March 3, 2016, by and among Manitowoc Cayman Islands Funding LTD., as seller, Manitowoc Foodservice and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Exhibit 10.7 to Current Report on Form 8-K filed March 9, 2016
10.7(b)
Amendment No. 1 to Sixth Amended and Restated Receivables Purchase Agreement, dated March 6, 2017, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Filed Herewith
10.7(c)
Amendment No. 2 to Sixth Amended and Restated Receivables Purchase Agreement, dated March 9, 2017, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Filed Herewith
10.7(d)
Amendment No. 3 to Sixth Amended and Restated Receivables Purchase Agreement, dated March 13, 2017, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Filed Herewith
10.7(e)
Amendment No. 4 to Sixth Amended and Restated Receivables Purchase Agreement, dated February 2, 2018, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2018
10.8**	Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.7 to Registration Statement on Form 10 filed December 21, 2015
10.9**	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016.	Exhibit 10.8 to Current Report on Form 8-K filed March 9, 2016
10.10**	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016.	Exhibit 10.9 to Current Report on Form 8-K filed March 9, 2016
10.11**	Form of Employment Agreement (for Hubertus M. Muehlhaeuser, John O. Stewart, Haresh Shah, Andreas G. Weishaar, Joel H. Horn and Diana Sacchi).	Exhibit 10.1 to Current Report on Form 8-K filed November 7, 2016
10.12**	Form of Employment Agreement (for Josef Matosevic and Richard Caron).	Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2016

10.13**	Form of Agreement Regarding Confidential Information, Intellectual Property, Non-Solicitation of Employees and Non-Compete.	Filed herewith.
10.14**	Form of Contingent Employment Agreement (for all executive officers).	Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2016
10.15(a)**	Amendment, dated February 20, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart.	Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2017
10.15(b)**	Amendment, dated April 27, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart.	Filed herewith.
10.16**	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.16 to Annual Report on Form 10-K filed March 30, 2016
10.17**	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.17 to Annual Report on Form 10-K filed March 30, 2016
10.18**	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.18 to Annual Report on Form 10-K filed March 30, 2016
10.19**	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.19 to Annual Report on Form 10-K filed March 30, 2016
10.20**	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.20 to Annual Report on Form 10-K filed March 30, 2016
10.21**	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.21 to Annual Report on Form 10-K filed March 30, 2016
10.22**	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.22 to Annual Report on Form 10-K filed March 30, 2016
21.1	Subsidiaries of Welbilt, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Operations, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.
Filed herewith

** Represents a management contract or compensatory plan, contract or arrangement required to be filed hereto.

WELBILT, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2017, 2016 and 2015

(in millions)	Balance at beginning of period	Charged to costs and expenses	Utilization of reserve	Other (1)	Balance at end of period
Year End December 31, 2015
Allowance for doubtful accounts	$3.9	2.5	(2.2)	(0.2)	$4.0
Deferred tax valuation allowance	$113.1	(0.5)	(28.2)	(4.3)	$80.1
Year End December 31, 2016
Allowance for doubtful accounts	$4.0	1.7	(0.3)	(0.1)	$5.3
Deferred tax valuation allowance	$80.1	2.7	(18.2)	(4.7)	$59.9
Year End December 31, 2017
Allowance for doubtful accounts	$5.3	(0.9)	(0.7)	0.3	$4.0
Deferred tax valuation allowance	$59.9	4.8	(18.9)	(3.8)	$42.0
(1) Other changes to the balances for allowance for doubtful accounts and deferred tax valuation allowance are primarily the impact of foreign exchange rates in all periods presented except for the year ended December 31, 2017 where the deferred tax valuation allowance is primarily reflective of the impact of the change in the United States corporate statutory tax rate on capital loss carryforwards.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018

Welbilt, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer
(Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser, President and Chief Executive Officer	March 1, 2018
(Principal Executive Officer and Director)

/s/ Haresh Shah
Haresh Shah, Senior Vice President and Chief Financial Officer	March 1, 2018
(Principal Financial Officer and Principal Accounting Officer)

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director and Chairperson of the Board	March 1, 2018

/s/ Dino J. Bianco
Dino J. Bianco, Director	March 1, 2018

/s/ Joan K. Chow
Joan K. Chow, Director	March 1, 2018

/s/ Thomas D. Davis
Thomas D. Davis, Director	March 1, 2018

/s/ Brian R. Gamache
Brian R. Gamache, Director	March 1, 2018

/s/ Andrew Langham
Andrew Langham, Director	March 1, 2018