Form 10-Q
period 2018-03-31
Welbilt, Inc.
filed 2018-05-08
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant's common stock as of May 4, 2018, the most recent practicable date, was 139,927,575.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$350.4	$328.0
Cost of sales	224.2	205.0
Gross profit	126.2	123.0
Selling, general and administrative expenses	76.3	74.0
Amortization expense	7.9	7.8
Separation expense	0.1	0.9
Restructuring expense	0.4	4.6
(Gain) loss from impairment or disposal of assets — net	(0.1)	0.4
Earnings from operations	41.6	35.3
Interest expense	20.3	23.2
Loss on early extinguishment of debt	—	3.2
Other expense — net	8.5	1.8
Earnings before income taxes	12.8	7.1
Income taxes	0.3	2.1
Net earnings	$12.5	$5.0
Per share data
Earnings per share — Basic	$0.09	$0.04
Earnings per share — Diluted	$0.09	$0.04
Weighted average shares outstanding — Basic	139,708,723	138,759,075
Weighted average shares outstanding — Diluted	140,970,543	140,431,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net earnings	$12.5	$5.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.1	7.0
Unrealized gain (loss) on derivatives	2.0	(0.6)
Employee pension and postretirement benefits	0.5	0.4
Total other comprehensive income, net of tax	2.6	6.8
Comprehensive income	$15.1	$11.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153.8	$128.4
Restricted cash	0.3	0.3
Accounts receivable, less allowance of $4.0 at March 31, 2018 and December 31, 2017	90.5	83.7
Inventories — net	177.4	152.3
Prepaids and other current assets	24.7	19.0
Total current assets	446.7	383.7
Property, plant and equipment — net	112.6	112.2
Goodwill	846.6	846.1
Other intangible assets — net	455.7	461.4
Other non-current assets	37.2	37.0
Total assets	$1,898.8	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$112.9	$103.6
Accrued expenses and other liabilities	138.2	161.7
Current portion of capital leases	0.7	0.7
Product warranties	26.2	24.1
Total current liabilities	278.0	290.1
Long-term debt and capital leases	1,279.5	1,232.2
Deferred income taxes	91.7	92.3
Pension and postretirement health obligations	46.0	48.3
Other long-term liabilities	71.3	67.1
Total non-current liabilities	1,488.5	1,439.9
Commitments and contingencies (Note 13)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 139,910,969 shares and 139,491,860 shares issued and 139,910,969 shares and 139,440,470 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(57.6)	(63.3)
Retained earnings	218.1	204.5
Accumulated other comprehensive loss	(29.4)	(32.0)
Treasury stock, at cost, 51,321 shares and 51,390 shares, respectively	(0.2)	(0.2)
Total equity	132.3	110.4
Total liabilities and equity	$1,898.8	$1,840.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net earnings	$12.5	$5.0
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	4.2	4.0
Amortization of intangible assets	7.9	7.8
Amortization of debt issuance costs	1.4	1.3
Loss on early extinguishment of debt	—	3.2
Deferred income taxes	(1.6)	(2.9)
Stock-based compensation expense	3.2	4.4
(Gain) loss from impairment or disposal of assets — net	(0.1)	0.4
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	(134.8)	(121.9)
Inventories	(23.0)	(23.9)
Other assets	(1.5)	(3.5)
Accounts payable	8.4	8.6
Other current and long-term liabilities	(30.1)	(46.9)
Net cash used in operating activities	(153.5)	(164.4)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	131.8	115.9
Capital expenditures	(3.7)	(4.9)
Net cash provided by investing activities	128.1	111.0
Cash flows from financing activities
Proceeds from long-term debt and capital leases	74.0	78.9
Repayments on long-term debt and capital leases	(19.2)	(2.5)
Debt issuance costs	(0.1)	(1.4)
Proceeds from short-term borrowings	—	4.0
Exercises of stock options	2.5	0.9
Payments on tax withholdings for equity awards	(2.0)	(2.1)
Net cash provided by financing activities	55.2	77.8
Effect of exchange rate changes on cash	(4.4)	(1.8)
Net increase in cash and cash equivalents and restricted cash	25.4	22.6
Balance at beginning of period	128.7	60.2
Balance at end of period	$154.1	$82.8
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$10.4	$10.2
Cash paid for interest, net of related hedge settlements	$26.0	$33.7
Supplemental disclosures of non-cash activities:
Non-cash investing activity:
Beneficial interest obtained in exchange for securitized receivables	$169.6	$169.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBILT, INC.
Consolidated Statement of Equity
(In millions, except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance at December 31, 2017	139,491,860	$1.4	$(63.3)	$204.5	$(32.0)	$(0.2)	$110.4
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	12.5	—	—	12.5
Issuance of common stock, stock-based compensation plans	419,109	—	2.5	—	—	—	2.5
Stock-based compensation expense	—	—	3.2	—	—	—	3.2
Other comprehensive income	—	—	—	—	2.6	—	2.6
Balance at March 31, 2018	139,910,969	$1.4	$(57.6)	$218.1	$(29.4)	$(0.2)	$132.3

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Notes to Unaudited Consolidated Financial Statements

1. Description of the Business

Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," is one of the world’s leading commercial foodservice equipment companies. It designs and manufactures a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and is supported by the Company's aftermarket parts and repair service business. Its capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company's suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industrial customers, hospitals, schools and other institutions. The Company's products and aftermarket parts and service support are recognized by its customers and channel partners for their quality, reliability and durability that promote profitable growth for Welbilt end customers by improving their menus, enhancing operations and reducing costs.

The Company operates in three regional segments, the Americas (includes United States ("U.S."), Canada and Latin America), EMEA (markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprises markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong, Thailand, Malaysia, and New Zealand).

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, product liability costs, employee benefit programs and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2018 and 2017, the financial position at March 31, 2018 and December 31, 2017, and the results of cash flows for the three months ended March 31, 2018 and 2017, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•
Reclassification of periodic pension and postretirement benefit costs totaling $0.3 million from "Selling, general and administrative expenses" to "Other expense — net" in the consolidated statement of operations for the three months ended March 31, 2017 as a result of the retrospective adoption of ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

•
Beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the three months ended March 31, 2017 were increased for restricted cash of $6.4 million and $0.2 million, respectively, and cash flows provided by investing activities were reduced by $6.2 million as a result of adopting ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash."

•
As a result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company reclassified consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions of $115.9 million from operating activities to investing activities on the consolidated statements of cash flows for the three months ended March 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard became effective for the Company on January 1, 2018. The impact this standard will have on the Company's consolidated financial statements and related disclosures will be dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. As of January 1, 2018, the Company adopted this standard on a retrospective basis. Prior to adoption, periodic benefit costs for both pensions and postretirement benefits were recorded in "Selling, general and administrative expenses" in the consolidated statement of operations. As a result of adopting this ASU, the Company recognized $0.4 million of periodic pension costs and $0.1 million of periodic postretirement benefit costs in "Other expense — net" in the consolidated statement of operations for the three months ended March 31, 2018. See Note 16, "Employee Benefit Plans" for further information.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires an entity to reconcile the changes in restricted cash as part of total cash and cash equivalents in its statements of cash flows. This standard became effective for the Company on January 1, 2018. The adoption of this standard was applied retrospectively. Other than the change in presentation of restricted cash within the consolidated statements of cash flows, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 became effective for the Company on January 1, 2018. Currently the Company does not have material intercompany transactions of non-inventory items, but to the extent that these business circumstances change in the future, there could be income tax impacts.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard became effective for the Company on January 1, 2018. The adoption of this standard impacts the presentation of collections of the deferred purchase price from its sales of trade accounts receivables in the Company’s consolidated statements of cash flows. Subsequent to adoption, collection of these balances is reported in cash flows from investing activities rather than cash flows from operating activities with all retrospective periods reclassified to conform for comparability. In addition, the beneficial interest obtained in exchange for securitized receivables are reported as non-cash investing activity. See Note 7, "Accounts Receivable Securitization" for further discussion.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" with additional updates subsequently issued (collectively, "ASU 2014-09"). This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). On January 1, 2018, the Company adopted ASU 2014-09. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of the new revenue standard as an adjustment to the opening balance of retained earnings. Prior period results have not been restated and continue to be reported under the accounting standards in effect for those periods. In connection with the adoption of this guidance, the Company elected the following practical expedients: (i) significant financing component, (ii) sales taxes, (iii) costs of obtaining a contract, (iv) shipping and handling activities and (v) immaterial promised goods or services. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated balance sheet as of March 31, 2018 or the consolidated statement of operations or cash flows for the three months ended March 31, 2018. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. A majority of the Company's net sales continue to be recognized when products are shipped from its manufacturing facilities.

The cumulative effect of the changes made to the Company's consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09 is related to the establishment of right to return assets in conjunction with its product return policy as shown below:

(in millions)	As of December 31, 2017	Adjustments Due to Adoption of ASU 2014-09	As of January 1, 2018
Balance Sheet
Assets:
Inventories — net	$152.3	$1.1	$153.4
Equity:
Retained earnings	$204.5	$1.1	$205.6

Substantially all of the Company's revenues comprise revenues from contracts with customers. These revenues are disaggregated by major source and geographic location, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Net sales by product class and segment are as follows:

	Three Months Ended March 31, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$209.1	$40.9	$250.0
EMEA	51.7	12.4	64.1
APAC	29.2	7.1	36.3
Total net sales	$290.0	$60.4	$350.4

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and our average collection cycle is generally less than 60 days. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs are typically based on calendar-year purchases, and are determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the three months ended March 31, 2018.

The Company also recognizes revenue for foodservice-based projects. Revenues are recognized either at the point-in-time in which control transfers to the customer and all other recognition criteria have been met or over-time as services are provided to the customer, depending on the nature of the performance obligations in each contract.

The Company sells separately-priced extended warranties that extend coverage beyond the standard product warranty by 12 to 60 months. Payments are at the inception of the contract and revenue is recognized over the term of the agreement on a straight-line basis, which the Company believes approximates the timing of costs expected to be incurred in satisfying the obligations of the contract. As of March 31, 2018 and December 31, 2017, there was $6.5 million and $6.7 million, respectively, of deferred revenues related to extended warranties. The Company expects to recognize $3.3 million of the deferred revenues in 2018, of which $0.4 million was recognized in the first quarter of 2018, $1.4 million in 2019, and $2.2 million thereafter. See additional discussion of product warranties in Note 14, "Product Warranties."

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will supersede the current guidance for lease accounting and will require lessees to recognize the right-of-use assets and lease liabilities, on its balance sheet. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. While the Company is still evaluating the impact this ASU will have on the consolidated financial statements and related disclosures, it has completed the initial impact assessment and the Company has identified an accounting system to support the leasing accounting requirements in connection with the adoption of ASU 2016-02. At this time, the Company is not yet in a position to reasonably estimate the expected increase in assets and liabilities on the consolidated balance sheets upon adoption. The Company expects that the impact of recording the lease liabilities and the corresponding right of use assets will have a significant impact on total assets and liabilities with minimal impact on equity and results of operations. The Company expects expanded financial statement disclosures to present additional details of the Company's leasing arrangements.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisitions

On April 19, 2018, the Company, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Avaj") (the “Crem Acquisition”) for aggregate consideration of approximately 1,800 million Swedish Krona ("SEK") or $220.3 million based on the exchange rate in effect on the closing date. The consideration comprised $157.4 million in cash, $2.4 million of interest on such amount for the period from December 31, 2017 to the closing date of the Crem Acquisition and an aggregate $60.5 million for the repayment of certain indebtedness owed under third-party borrowings and shareholder loans. The Crem Acquisition was funded through cash on hand and additional borrowings under existing credit lines.

Crem International Holding AB (“Crem”), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen®, Expobar® and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. The Crem Acquisition provides the Company with an established presence in hot beverage equipment, a complementary product category, and it expects to realize operational synergies and cross-selling benefits. In addition, the Crem Acquisition supports the Company's strategic objective of increasing its presence in Europe and Asia.

During the three months ended March 31, 2018, the Company incurred approximately $1.2 million of professional services and other direct acquisition costs related to the Crem Acquisition that are included in "Selling, general and administrative expenses" in the consolidated statement of operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, which incurred a loss of $7.8 million during the three months ended March 31, 2018 and is included in the consolidated statement of operations in "Other expense — net."

4. Inventories — Net

The components of "Inventories — net" at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
(in millions)	2018	2017
Inventories — gross:
Raw materials	$77.0	$73.9
Work-in-process	19.1	18.9
Finished goods	109.9	86.9
Total inventories — gross	206.0	179.7
Excess and obsolete inventory reserve	(24.7)	(23.5)
Net inventories at FIFO cost	181.3	156.2
Excess of FIFO costs over LIFO value	(3.9)	(3.9)
Inventories — net	$177.4	$152.3

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
(in millions)	2018	2017
Land	$9.9	$9.5
Building and improvements	89.7	88.9
Machinery, equipment and tooling	228.7	227.3
Furniture and fixtures	6.4	6.0
Computer hardware and software	56.4	55.1
Construction in progress	17.5	15.7
Total cost	408.6	402.5
Less accumulated depreciation	(296.0)	(290.3)
Property, plant and equipment — net	$112.6	$112.2

6. Accounts Payable and Accrued Expenses and Other Liabilities

"Accounts payable" and "Accrued expenses and other liabilities" at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
(in millions)	2018	2017
Accounts payable:
Trade accounts payable	$112.9	$103.6
Total accounts payable	$112.9	$103.6
Accrued expenses and other liabilities:
Interest payable	$2.3	$7.8
Income taxes payable	3.1	6.1
Employee related expenses	30.9	30.8
Restructuring expenses	3.4	5.0
Profit sharing and incentives	7.0	11.5
Accrued rebates	32.3	50.0
Deferred revenue - current	3.8	4.2
Customer advances	2.9	2.6
Product liability	1.5	1.4
Miscellaneous accrued expenses	51.0	42.3
Total accrued expenses and other liabilities	$138.2	$161.7

7. Accounts Receivable Securitization

The Company participates in a $110.0 million accounts receivable securitization program whereby the Company sells certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, sells, conveys, transfers and assigns to a third-party financial institution (the “Purchaser”), all of the rights, title and interest in and to its pool of receivables. Under this program, the Company generally receives cash consideration up to a certain limit and records a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualifies for sale accounting treatment. The Company maintains a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the Purchaser at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the consolidated statements of cash flows.

The Company, along with certain of its subsidiaries, act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables but are required to remit those payments in accordance with the receivables purchase agreement. Upon termination of the program, the Purchaser will have no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required under the 2016 Credit Agreement. The accounts receivable securitization program was amended on February 2, 2018 in conjunction with an amendment to the 2016 Credit Agreement to provide for certain conforming changes including amending the Consolidated Total Leverage Ratio required thereunder. See Note 8, "Debt" for additional details of the 2016 Credit Agreement and related amendments.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximates book value and, as of March 31, 2018 and December 31, 2017, totaled $70.9 million and $62.9 million, respectively and is recorded in "Accounts receivable, less allowance" in the consolidated balance sheets. The Company deems the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables.

The carrying value of trade receivables removed from the Company's consolidated balance sheets in connection with the accounts receivable securitization program was $88.0 million and $99.5 million at March 31, 2018 and December 31, 2017, respectively.

8. Debt

Outstanding debt at March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31,	December 31,
(in millions)	2018	2017
Revolving credit facility	$80.0	$25.0
Term Loan B facility	815.0	815.0
9.50% Senior Notes due 2024	425.0	425.0
Capital leases	2.6	2.7
Total debt and capital leases, including current portion	1,322.6	1,267.7
Less current portion of capital leases	(0.7)	(0.7)
Less unamortized debt issuance costs (1)	(25.2)	(26.4)
Less hedge accounting fair value adjustment (2)	(17.2)	(8.4)
Total long-term debt and capital leases	$1,279.5	$1,232.2
(1) Total outstanding debt issuance costs, net of amortization as of March 31, 2018 and December 31, 2017 was $27.4 million and $28.6 million, respectively, of which $2.2 million at each date was related to the revolving credit facility and recorded in "Other non-current assets" in the consolidated balance sheets.
(2) Represents the change in fair value due to changes in benchmark interest rates related to the Company's 9.50% Senior Notes due 2024 ("Senior Notes"). Refer to Note 9, "Derivative Financial Instruments," for additional information on the Company's interest rate swap designated as a fair value hedge.

On March 3, 2016, the Company entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") for a $1,200.0 million senior secured credit facility consisting of (i) a senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and (ii) a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement.

During the first quarter of 2017, the Company recorded an out-of-period adjustment of $2.7 million to correct for the loss incurred on the prepayments made in 2016 on the Term Loan B Facility related to unamortized debt issuance costs, which is included in "Loss on early extinguishment of debt" in the consolidated statement of operations. The related income tax benefit of $1.0 million was recognized in "Income taxes" in the consolidated statement of operations. Management determined the error correction was not material to the periods of origination nor the period of correction.

In February 2018, the Company entered into an amendment to the 2016 Credit Agreement, which increased the Consolidated Total Leverage Ratio for each of the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 to 5.25:1.00. The required ratio level will then reduce 0.25 each subsequent quarter until the ratio reaches 4.00:1.00 in the quarter ending September 30, 2019.

In April 2018, the Company entered into an Incremental Revolving Facility Amendment to the 2016 Credit Agreement whereby the aggregate revolving commitments were increased by $50.0 million to $275.0 million.

As of March 31, 2018, the Company had $80.0 million of borrowings outstanding under the Revolving Facility, $3.3 million in outstanding stand-by letters of credit and $141.7 million in available borrowings. During the three months ended March 31, 2018, the highest daily borrowing was $95.0 million and the average borrowing was $70.0 million, while the weighted average interest rate was 4.8% per annum. The interest rate fluctuates based upon LIBOR or an alternate base rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of March 31, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively, given the Company's effective Consolidated Total Leverage Ratio.

The interest rate on the Term Loan B Facility also fluctuates based on LIBOR or a Prime rate plus a spread. At March 31, 2018, this facility bore interest at a rate per annum equal to, at the option of the Company, LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor, or an alternate base rate plus the applicable margin, that will be 1.00% lower than for LIBOR loans. The weighted average interest rate for the Term Loan B Facility was 4.9% per annum.

The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four quarters, in each case, as defined in the 2016 Credit Agreement. The current covenant levels of the financial covenants under the Senior Secured Credit Facilities are set forth below:

Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2018	5.25:1.00	4.65:1.00	3.00:1.00	3.41:1.00

As of March 31, 2018 the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the 2016 Credit Agreement and the Senior Notes.

As of March 31, 2018, borrowings under the Senior Notes totaled $425.0 million with a weighted average interest rate of 9.90% per annum.

As of March 31, 2018, the Company had outstanding $2.6 million of capital lease indebtedness that had a weighted-average interest rate for the three months ended March 31, 2018 of approximately 4.16% per annum.

9. Derivative Financial Instruments

The Company's risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled are minimized or managed using what it believes to be the most effective and efficient methods to eliminate, reduce or transfer such exposures. Operating decisions consider these associated risks and the Company structures transactions to minimize or manage these risks whenever possible.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive loss" and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $1.9 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from "Accumulated other comprehensive loss" into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal and have termination dates of March 2019 for $175.0 million notional amount and March 2020 for the remaining $425.0 million notional amount. Approximately 45.5% of the Company’s total outstanding debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of March 31, 2018. As of March 31, 2018, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $600.0 million.

As of March 31, 2018 and December 31, 2017, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

	Units Hedged
Commodity	March 31, 2018	December 31, 2017	Unit
Aluminum	2,306	1,620	MT
Copper	684	667	MT
Steel	13,781	7,713	Short tons

	Units Hedged
Currency	March 31, 2018	December 31, 2017
Canadian Dollar	21,880,000	18,080,000
European Euro	22,150,000	8,545,000
British Pound	19,462,497	7,807,744
Mexican Peso	335,000,000	126,400,000
Singapore Dollar	3,820,000	1,765,000

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three months ended March 31, 2018 and 2017 for gains or losses initially recognized in "Accumulated other comprehensive loss" ("AOCI") in the consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Pretax gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Foreign currency exchange contracts	$0.8	$0.7	Cost of sales	$0.5	$0.2
Commodity contracts	(0.5)	0.4	Cost of sales	0.5	0.2
Interest rate swap contracts	3.1	(1.6)	Interest expense	—	—
Total	$3.4	$(0.5)		$1.0	$0.4

Derivatives in cash flow hedging relationships (in millions)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)		Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,
	2018	2017
Commodity contracts	$0.1	$0.3	Cost of sales
Total	$0.1	$0.3

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

During the first quarter of 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal. In June 2017, this interest rate swap agreement was terminated and the Company received $7.7 million, the fair value of the swap including accrued interest. Accordingly, hedge accounting was discontinued and the hedge accounting adjustment to the Company's Senior Notes of $0.3 million will be amortized to "Interest expense" in the consolidated statements of operations through February 2024.

On October 3, 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and terminates in February 2024. Approximately 32.2% of the Company’s total outstanding debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of March 31, 2018.

The gain or loss on the hedged items (that is, fixed-rate borrowing of the Senior Notes) attributable to the hedged benchmark interest rate risk (risk of changes in the applicable LIBOR swap rate) and the offsetting gain or loss on the related interest rate swap is as follows:

Derivatives in fair value hedging relationships (in millions)	Loss on Swap		Income Statement Classification	Gain on Borrowings
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Interest rate swap contract	$(8.5)	$(5.7)	Interest Expense	$8.8	$5.7
Total	$(8.5)	$(5.7)		$8.8	$5.7

The difference of $0.3 million represents hedge ineffectiveness for the three months ended March 31, 2018. There was no hedge ineffectiveness recorded for the same period in 2017. The net swap settlements that accrue each period are reported in "Interest expense" in the consolidated statements of operations. As of March 31, 2018, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swap was $425.0 million.

Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in earnings during the period of change.

During the first quarter of 2017, the Company entered into a three-year cross-currency interest rate swap contract for a notional value of €50.0 million to protect the value of its net investment in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in "Accumulated other comprehensive loss." The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments. At March 31, 2018, the total notional amount of cross-currency interest rate swap contract designated in net investment hedges was €50.0 million.

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three months ended March 31, 2018 and 2017 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in net investments hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)		Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Interest rate swap contract	$(2.0)	$3.3	Selling, general and administrative expenses	$—	$—
Total	$(2.0)	$3.3		$—	$—

Derivatives Not Designated as Hedging Instruments

The Company enters into foreign currency exchange contracts that are not designated as hedge relationships to offset, in part, the impact of certain intercompany transactions and to further mitigate certain other short-term currency impacts as identified. For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense — net" in the consolidated statements of operations.

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisitions" for additional discussion of the Crem Acquisition). As of March 31, 2018, the SEK Contract was in a short-term liability position of $7.8 million and was included in "Accrued expenses and other liabilities" in the consolidated balance sheet. In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million. The incremental loss of $2.2 million will be recognized in the second quarter of 2018.

As of March 31, 2018 and December 31, 2017, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Currency	March 31, 2018	December 31, 2017	Purpose
Singapore Dollar	28,127,000	28,127,000	Notes payable and receivable settlement
European Euro	72,325,720	69,300,000	Notes and accounts payable and receivable settlement
British Pound	2,113,271	14,912,019	Accounts payable and receivable settlement
Swiss Franc	2,700,000	4,800,000	Accounts payable and receivable settlement
Swedish Krona	1,800,000,000	—	Crem Acquisition

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Three Months Ended March 31,
	2018	2017
Foreign currency exchange contracts	$(12.9)	$(0.3)	Other expense — net
Total	$(12.9)	$(0.3)

The fair value of outstanding derivative contracts recorded as assets in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 was as follows:

	Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$1.4	$1.1
Commodity contracts	Prepaids and other current assets	1.9	1.7
Interest rate swap contracts	Prepaids and other current assets	3.8	1.7
Commodity contracts	Other non-current assets	0.3	0.6
Interest rate swap contracts	Other non-current assets	3.3	2.3
Total derivatives designated as hedging instruments		10.7	7.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	0.6	—
Total derivatives NOT designated as hedging instruments		0.6	—

Total asset derivatives		$11.3	$7.4

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 was as follows:

	Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.7	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.3	0.1
Commodity contracts	Other long-term liabilities	0.6	—
Interest rate swap contracts	Other long-term liabilities	28.2	17.7
Total derivatives designated as hedging instruments		29.8	18.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	7.8	0.5
Total derivatives NOT designated as hedging instruments		7.8	0.5

Total liability derivatives		$37.6	$18.9

10. Fair Value of Financial Instruments

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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and beneficial interest in sold receivables (see Note 7, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of March 31, 2018 and December 31, 2017 due to the short-term nature of these instruments.

The fair value of the Company's Senior Notes was approximately $474.4 million and $483.8 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the Company's Term Loan B Facility was approximately $821.6 million and $818.1 million as of March 31, 2018 and December 31, 2017, respectively. The related carrying values are disclosed in Note 8, "Debt."

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of
	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.0	$—	$2.0
Commodity contracts	—	1.9	—	1.9
Interest rate swap contracts	—	3.8	—	3.8
Total current assets at fair value	—	7.7	—	7.7
Non-current assets:
Commodity contracts	—	0.3	—	0.3
Interest rate swap contracts	—	3.3	—	3.3
Total non-current assets at fair value	—	3.6	—	3.6
Total assets at fair value	$—	$11.3	$—	$11.3
Current liabilities:
Foreign currency exchange contracts	$—	$8.5	$—	$8.5
Commodity contracts	—	0.3	—	0.3
Total current liabilities at fair value	—	8.8	—	8.8
Non-current liabilities:
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	28.2	—	28.2
Total non-current liabilities at fair value	—	28.8	—	28.8
Total liabilities at fair value	$—	$37.6	$—	$37.6

	Fair Value as of
	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	1.7	—	1.7
Interest rate swap contracts	—	1.7	—	1.7
Total current assets at fair value	—	4.5	—	4.5
Non-current assets:
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	2.3	—	2.3
Total non-current assets at fair value	—	2.9	—	2.9
Total assets at fair value	$—	$7.4	$—	$7.4
Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.2	—	1.2
Non-current liabilities:
Interest rate swap contracts	—	17.7	—	17.7
Total non-current liabilities at fair value	—	17.7	—	17.7
Total liabilities at fair value	$—	$18.9	$—	$18.9

11. Income Taxes

For the three months ended March 31, 2018, the Company recorded a $0.3 million income tax provision, reflecting a 2.3% effective tax rate, which was inclusive of a $3.7 million discrete tax benefit. The $3.7 million discrete tax benefit primarily consisted of tax balances that were adjusted upon filing the Company’s U.S. federal and state corporate income tax returns for 2016 that were timely filed in the first quarter of 2018.

For the three months ended March 31, 2017, the Company recorded a $2.1 million income tax provision, reflecting a 29.6% effective tax rate. The $2.1 million income tax provision included a $1.0 million income tax benefit recognized as a discrete item related to the $2.7 million out-of-period adjustment for unamortized debt issuance costs for the Term Loan B Facility.

The decrease in the Company's effective tax rate for the three months ended March 31, 2018, relative to the three months ended March 31, 2017, was primarily due to the reduction in the U.S. federal statutory rate to 21.0% for 2018 as compared to 35.0% for 2017 and an increase in discrete tax benefits.

The Company’s effective tax rate for the three months ended March 31, 2018 varies from the 21.0% U.S. federal statutory rate primarily due to the discrete tax benefit, the Tax Cuts and Jobs Act (the “Tax Act”), relative weighting of foreign earnings before income taxes and taxes on foreign income. The Company’s effective tax rate for the three months ended March 31, 2017 varies from the 35.0% U.S. federal statutory rate due to the discrete tax benefit, relative weighting of foreign earnings before income taxes and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three reportable segments of Americas, EMEA and APAC.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provided guidance for the tax effects of items enacted in December 2017, providing a measurement period not extending beyond one year from the Tax Act enactment date. There were no changes for the three months ended March 31, 2018 related to the provisional estimates recorded in the Company’s consolidated financial statements for the year ended December 31, 2017. The Tax Act included a new provision, effective in 2018, designated as global intangible low-taxed income (“GILTI”). The Company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of deferred taxes (the “deferred method”). The Company has adopted the period cost method for the GILTI computation and, accordingly, deferred taxes will not be recorded for GILTI.

The Tax Act also included other provisions effective in 2018, designated as (1) foreign derived intangible income (“FDII”), (2) interest disallowance and (3) base erosion anti-abuse tax (“BEAT”), that were calculated, as relevant, for computation of the income tax provision for the three months ended March 31, 2018.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding future realization of deferred tax assets. The Company will continue to periodically evaluate its valuation allowance requirements in light of changing facts and circumstances, and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to, or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision, and could have a material effect on operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $12.5 million as of March 31, 2018, and December 31, 2017, respectively. During the next twelve months, it is reasonably possible that federal, state and foreign tax resolutions could change unrecognized tax benefits and income tax expense in the range of $0.1 million to $0.5 million.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

12. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of March 31, 2018 and December 31, 2017 are as follows:

(in millions)	March 31, 2018	December 31, 2017
Foreign currency translation, net of income tax benefit of $3.3 million and $2.8 million at March 31, 2018 and December 31, 2017, respectively	$4.5	$4.4
Derivative instrument fair market value, net of income tax expense of $2.2 million and $1.8 million at March 31, 2018 and December 31, 2017, respectively	5.6	3.6
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.4 million and $6.5 million at March 31, 2018 and December 31, 2017, respectively	(39.5)	(40.0)
	$(29.4)	$(32.0)

A summary of the changes in "Accumulated other comprehensive loss," net of tax, by component for the three months ended March 31, 2018 and 2017 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(0.4)	3.4	—	3.0
Amounts reclassified out	—	(1.0)	0.6	(0.4)
Tax effect	0.5	(0.4)	(0.1)	—
Net current period other comprehensive income	0.1	2.0	0.5	2.6
Balance at March 31, 2018	$4.5	$5.6	$(39.5)	$(29.4)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2016	$(9.8)	$0.8	$(34.4)	$(43.4)
Other comprehensive income (loss) before reclassifications	7.0	(0.5)	—	6.5
Amounts reclassified out	—	(0.4)	0.5	0.1
Tax effect	—	0.3	(0.1)	0.2
Net current period other comprehensive income (loss)	7.0	(0.6)	0.4	6.8
Balance at March 31, 2017	$(2.8)	$0.2	$(34.0)	$(36.6)
(1) Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

A reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions)	2018	2017	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$0.5	$0.2	Cost of sales
Commodity contracts	0.5	0.2	Cost of sales
	1.0	0.4	Total
	(0.3)	(0.2)	Income taxes
	$0.7	$0.2	Net of tax
Amortization of pension and postretirement items:
Actuarial losses	$(0.6)	$(0.5)	See Note 16
	(0.6)	(0.5)	Total before tax
	0.2	0.1	Income taxes
	$(0.4)	$(0.4)	Net of tax

Total reclassifications for the period	$0.3	$(0.2)	Net of tax

13. Contingencies and Significant Estimates

As of March 31, 2018 and December 31, 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.8 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of March 31, 2018, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company's self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The current range of the Company's self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate. As of March 31, 2018, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products manufactured in the United States.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated balance sheets at March 31, 2018 and December 31, 2017 and were $1.5 million and $1.4 million, respectively; $0.4 million and $0.4 million, respectively, was reserved specifically for actual cases, and $1.1 million and $1.0 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2018 and December 31, 2017, the Company had reserved $26.2 million and $24.1 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the consolidated balance sheets. At March 31, 2018 and December 31, 2017, the Company had reserved $11.4 million and $11.9 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the consolidated balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 14, “Product Warranties,” for further information.

It is reasonably possible that the estimates for environmental remediation, product liability and warranty costs may change in the near future based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

The Company is also subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. In the opinion of management, the ultimate resolution of all current litigation matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Below is a table summarizing the product warranty activity for the three months ended March 31, 2018:

(in millions)
Balance at December 31, 2017 (1)	$36.0
Accruals for warranties issued	9.9
Settlements made (in cash or in kind)	(8.5)
Currency translation impact	0.2
Balance at March 31, 2018 (1)	$37.6
(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $11.4 million and $11.9 million at March 31, 2018 and December 31, 2017, respectively.

The Company also offers extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on warranties included in "Accrued expenses and other liabilities" in the consolidated balance sheets at March 31, 2018 and December 31, 2017 was $3.1 million and $3.1 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the consolidated balance sheets at March 31, 2018 and December 31, 2017 was $3.4 million and $3.6 million, respectively.

15. Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company. The Company's footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in the approved plans for reduction in force ("RIF").

The following is a rollforward of all restructuring activities for the three months ended March 31, 2018:

(in millions)
Balance at December 31, 2017	$16.1
Restructuring charges	0.4
Use of reserve	(2.3)
Balance at March 31, 2018	$14.2

As of March 31, 2018 and December 31, 2017, the short-term portion of the liability of $3.4 million and $5.0 million, respectively, was reflected in "Accrued expenses and other liabilities" in the consolidated balance sheet. The long-term portion of the liability of $10.8 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively, was reflected in "Other long-term liabilities" in the consolidated balance sheets and relates to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

Effective January 2, 2017, Maurice Jones, the Company's former Senior Vice President, General Counsel and Secretary, retired from the Company and pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 18-month period. The Company incurred a total one-time cost of $2.2 million, including $1.1 million of additional stock-based compensation expense resulting from the accelerated vesting of certain restricted stock units and stock options, that was recorded during the first quarter of 2017 in "Restructuring expense" in the consolidated statement of operations. Mr. Jones will also receive the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan (“SERP”) that will be paid over five annual installments.

Effective May 5, 2017, John Stewart, the Company's Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the next 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional stock-based compensation resulting from the accelerated vesting of certain restricted stock units and stock options. Of this amount, $1.5 million and $1.0 million were recognized during the first and second quarters of 2017, respectively, in "Restructuring expense" in the consolidated statements of operations.

The Company completed a limited management restructuring within its EMEA region in March 2018. In connection with this action, the Company incurred severance and related costs of $0.4 million, which was recognized during the first quarter of 2018 in "Restructuring expense" in the consolidated statements of operations.

16. Employee Benefit Plans

The components of periodic benefit costs for the defined benefit plans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligation	$1.3	$0.1	$1.3	$0.1
Expected return on assets	(1.5)	—	(1.5)	—
Amortization of actuarial net loss	0.6	—	0.5	—
Net periodic benefit cost	$0.4	$0.1	$0.3	$0.1

The components of periodic benefit costs are recorded in "Other expense — net" in the consolidated statements of operations.

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

The Company evaluates segment performance based upon earnings before interest, taxes, other expense — net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction costs ("Adjusted Operating EBITDA"). Adjusted Operating EBITDA is a non-GAAP measure, and the Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

Financial information relating to the Company's reportable segments for the three months ended March 31, 2018 and 2017 respectively is as follows:

	Three Months Ended March 31,
(in millions, except percentage data)	2018	2017
Net sales:
Americas	$280.2	$267.5
EMEA	81.0	67.8
APAC	43.5	41.7
Elimination of intersegment sales	(54.3)	(49.0)
Total net sales	$350.4	$328.0

Segment Adjusted Operating EBITDA:
Americas	$47.6	$46.8
EMEA	14.1	12.8
APAC	5.5	5.5
Total Segment Adjusted Operating EBITDA	67.2	65.1
Corporate and unallocated	(11.9)	(12.1)
Amortization expense	(7.9)	(7.8)
Depreciation expense	(4.2)	(4.0)
Transaction costs	(1.2)	—
Separation expense	(0.1)	(0.9)
Restructuring expense	(0.4)	(4.6)
Gain (loss) from impairment or disposal of assets — net	0.1	(0.4)
Earnings from operations	41.6	35.3
Interest expense	(20.3)	(23.2)
Loss on early extinguishment of debt	—	(3.2)
Other expense — net	(8.5)	(1.8)
Earnings before income taxes	$12.8	$7.1

Adjusted Operating EBITDA % by segment (1):
Americas	17.0%	17.5%
EMEA	17.4%	18.9%
APAC	12.6%	13.2%
(1) Adjusted Operating EBITDA % in the section above is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (2):
United States	$223.4	$215.0
Other Americas	28.5	23.0
EMEA	62.1	54.0
APAC	36.4	36.0
Total net sales by geographic area	$350.4	$328.0
(2) Net sales in the section above are attributed to geographic regions based on location of customer.

As of March 31, 2018 and December 31, 2017, total assets by reportable segment are as follows:

(in millions)	March 31, 2018	December 31, 2017
Total assets by segment:
Americas	$1,470.3	$1,445.6
EMEA	121.2	112.1
APAC	121.6	128.7
Corporate	185.7	154.0
Total assets	$1,898.8	$1,840.4

18. Earnings Per Share

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

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding — Basic	139,708,723	138,759,075

Effect of dilutive securities:
Stock options	736,518	867,111
Unvested restricted stock	390,226	219,777
Unvested performance share units	135,076	585,235
Effect of dilutive securities	1,261,820	1,672,123

Weighted average shares outstanding — Diluted	140,970,543	140,431,198

Dilutive securities outstanding, not included in the computation of earnings of share because their effect was antidilutive, for the three months ended March 31, 2018, and 2017 totaled 1.6 million and 1.1 million, respectively.

19. Subsidiary Guarantors of Senior Notes

The following tables present consolidating financial information for (a) Welbilt; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Guarantor Subsidiaries"); and (c) the wholly owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252.1	$204.2	$(105.9)	$350.4
Cost of sales	0.8	191.4	137.9	(105.9)	224.2
Gross profit	(0.8)	60.7	66.3	—	126.2
Selling, general and administrative expenses	8.9	37.6	29.8	—	76.3
Amortization expense	—	7.1	0.8	—	7.9
Separation expense	0.1	—	—	—	0.1
Restructuring expense	—	(0.1)	0.5	—	0.4
Gain from impairment or disposal of assets — net	—	(0.1)	—	—	(0.1)
(Loss) earnings from operations	(9.8)	16.2	35.2	—	41.6
Interest expense	19.1	0.3	0.9	—	20.3
Other (income) expense — net	(3.6)	(2.9)	15.0	—	8.5
Equity in earnings (loss) of subsidiaries	26.7	13.2	—	(39.9)	—
Earnings (loss) before income taxes	1.4	32.0	19.3	(39.9)	12.8
Income tax (benefit) expense	(11.1)	5.3	6.1	—	0.3
Net earnings (loss)	$12.5	$26.7	$13.2	$(39.9)	$12.5
Total other comprehensive income (loss), net of tax	2.6	0.7	1.4	(2.1)	2.6
Comprehensive income (loss)	$15.1	$27.4	$14.6	$(42.0)	$15.1

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$241.4	$173.0	$(86.4)	$328.0
Cost of sales	0.9	169.7	120.8	(86.4)	205.0
Gross profit	(0.9)	71.7	52.2	—	123.0
Selling, general and administrative expenses	9.9	40.7	23.4	—	74.0
Amortization expense	—	7.1	0.7	—	7.8
Separation expense	0.9	—	—	—	0.9
Restructuring expense	3.7	0.9	—	—	4.6
Asset impairment expense	—	0.2	0.2	—	0.4
(Loss) earnings from operations	(15.4)	22.8	27.9	—	35.3
Interest expense	22.2	0.3	0.7	—	23.2
Loss on early extinguishment of debt	3.2	—	—	—	3.2
Other (income) expense — net	(2.7)	(5.2)	9.7	—	1.8
Equity in earnings (loss) of subsidiaries	30.0	12.6	—	(42.6)	—
(Loss) earnings before income taxes	(8.1)	40.3	17.5	(42.6)	7.1
Income tax (benefit) expense	(13.1)	10.3	4.9	—	2.1
Net earnings (loss)	$5.0	$30.0	$12.6	$(42.6)	$5.0
Total other comprehensive income (loss), net of tax	6.8	4.4	3.9	(8.3)	6.8
Comprehensive income (loss)	$11.8	$34.4	$16.5	$(50.9)	$11.8

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

	March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.6	$—	$143.3	$(0.1)	$153.8
Restricted cash	—	—	0.3	—	0.3
Accounts receivable — net	—	—	92.1	(1.6)	90.5
Inventories — net	—	84.5	92.9	—	177.4
Prepaids and other current assets	8.1	6.6	10.0	—	24.7
Total current assets	18.7	91.1	338.6	(1.7)	446.7
Property, plant and equipment — net	0.5	68.5	43.6	—	112.6
Goodwill		832.5	14.1	—	846.6
Other intangible assets — net	—	389.2	66.5	—	455.7
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates		3,229.6	—	(3,229.6)	—
Investment in subsidiaries	4,042.4	—	—	(4,042.4)	—
Other non-current assets	10.4	4.7	31.2	(9.1)	37.2
Total assets	$4,072.0	$4,635.6	$494.0	$(7,302.8)	$1,898.8
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$59.2	$55.1	$(1.6)	$112.9
Accrued expenses and other liabilities	13.6	68.7	55.9	—	138.2
Current portion of capital leases	—	0.5	0.2	—	0.7
Product warranties	—	17.2	9.0	—	26.2
Total current liabilities	13.8	145.6	120.2	(1.6)	278.0
Long-term debt and capital leases	1,277.6	1.1	0.8	—	1,279.5
Deferred income taxes	72.9	—	18.8	—	91.7
Pension and postretirement health obligations	50.5	4.7	—	(9.2)	46.0
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,466.6	—	763.0	(3,229.6)	—
Investment in subsidiaries	—	417.6	—	(417.6)	—
Other long-term liabilities	42.6	24.2	4.5	—	71.3
Total non-current liabilities	3,925.9	447.6	791.4	(3,676.4)	1,488.5
Total equity (deficit):
Total equity (deficit)	132.3	4,042.4	(417.6)	(3,624.8)	132.3
Total liabilities and equity	$4,072.0	$4,635.6	$494.0	$(7,302.8)	$1,898.8

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

	December 31, 2017
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

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(18.7)	$(8.0)	$(127.5)	$0.7	$(153.5)
Cash flows from investing activities
Cash receipts on beneficial interest sold in receivables	—	—	131.8	—	131.8
Capital expenditures	(0.1)	(2.1)	(1.5)	—	(3.7)
Intercompany investment	—	10.2	24.6	(34.8)	—
Net cash (used in) provided by investing activities	(0.1)	8.1	154.9	(34.8)	128.1
Cash flows from financing activities
Proceeds from long-term debt and capital leases	74.0	—	—	—	74.0
Repayments on long-term debt and capital leases	(19.0)	(0.1)	(0.1)	—	(19.2)
Debt issuance costs	(0.1)	—	—	—	(0.1)
Exercises of stock options	2.5	—	—	—	2.5
Payments on tax withholdings for equity awards	(2.0)	—	—	—	(2.0)
Intercompany financing	(34.8)	—	—	34.8	—
Net cash provided by (used in) financing activities	20.6	(0.1)	(0.1)	34.8	55.2
Effect of exchange rate changes on cash	—	—	(4.4)	—	(4.4)
Net increase in cash and cash equivalents and restricted cash	1.8	—	22.9	0.7	25.4
Balance at beginning of period	8.8	—	120.7	(0.8)	128.7
Balance at end of period	$10.6	$—	$143.6	$(0.1)	$154.1

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(14.8)	$(15.6)	$(134.0)	$—	$(164.4)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	115.9	—	115.9
Capital expenditures	(0.3)	(2.2)	(2.4)	—	(4.9)
Intercompany investment	(58.3)	—	—	58.3	—
Net cash (used in) provided by investing activities	(58.6)	(2.2)	113.5	58.3	111.0
Cash flows from financing activities
Proceeds from long-term debt and capital leases	78.0	—	0.9	—	78.9
Repayments on long-term debt and capital leases	(1.5)	(0.1)	(0.9)	—	(2.5)
Debt issuance costs	(1.4)	—	—	—	(1.4)
Changes in short-term borrowings	—	0.9	4.0	(0.9)	4.0
Exercises of stock options	0.9	—	—	—	0.9
Payments on tax withholdings for equity awards	(2.1)	—	—	—	(2.1)
Intercompany financing	—	14.7	43.6	(58.3)	—
Net cash provided by (used in) financing activities	73.9	15.5	47.6	(59.2)	77.8
Effect of exchange rate changes on cash	—	—	(1.8)	—	(1.8)
Net increase (decrease) in cash and cash equivalents and restricted cash	0.5	(2.3)	25.3	(0.9)	22.6
Balance at beginning of period	0.4	2.3	57.5	—	60.2
Balance at end of period	$0.9	$—	$82.8	$(0.9)	$82.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Quarterly Report on Form 10-Q, including matters discussed under this "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions that may cause actual results to differ materially from those discussed in the forward -looking statements. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

Business Overview

We are one of the world’s leading commercial foodservice equipment companies. We design and manufacture a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and supported by the Company's aftermarket parts and repair service business. Our capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industry, hospitals, schools and other institutions. Our products and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability that promote profitable growth for our end customers by improving their menus, enhancing operations and reducing costs.

We manage our business in three geographic reportable segments: Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC"). The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is made up of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment principally comprises markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong, Thailand, Malaysia and New Zealand. These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. The Company evaluates segment performance based upon earnings before interest, taxes, other expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction costs ("Adjusted Operating EBITDA"). See Note 17, "Business Segments," included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion on our reportable segments.

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

Our 2018 strategic objectives include continued execution of our Simplification and Right-Sizing initiatives that include 80/20 pricing, product-line and customer-line simplification, product cost take out, lean manufacturing implementation, strategic sourcing, KitchenCare® operational improvements, manufacturing capacity reduction and reduction in workforce in order to further realize margin improvements.

Our specific objectives include:

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

We continue to focus on developing new product and system solutions to support future revenues, reducing long-term debt obligations and developing our acquisition pipeline. General market conditions in the second half of 2017 were soft, however, have begun stabilizing in the first quarter of 2018. We expect this stabilization to continue through the second quarter and gradually improve in the second half of 2018. We remain focused on pursuing sales that support our margin objectives and will continue the 80/20 customer line simplification actions as necessary to protect against margin-dilutive sales. We expect these actions will take place in the second half of 2018. We also expect that increased demand from large chain customers, improved market conditions, new product rollouts and the initial rollouts of our FitKitchen® systems will help drive increased sales in 2018. Our Simplification and Right-Sizing initiatives, hedging activities and additional price increases are anticipated to offset the inflationary impacts from rising material and freight costs.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Components of the Tax Act that are effective in 2018, include reduction of the U.S. federal corporate statutory tax rate to 21%, new provisions designated as global intangible low-taxed income (“GILTI”), foreign derived intangible income ("FDII"), interest disallowance and base erosion anti-abuse tax ("BEAT"). As a result of the complex changes included in the Tax Act, additional legislative and regulatory guidance is expected to be issued, which could impact our effective tax rate in future periods.

On April 19, 2018, we acquired 100% of the share capital of Avaj International Holding AB ("Avaj") (the “Crem Acquisition”) for aggregate consideration of approximately 1,800 million Swedish Krona ("SEK") or $220.3 million based on the exchange rate in effect on the closing date. Crem International Holding AB (“Crem”), a wholly-owned subsidiary of Avaj, develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen®, Expobar® and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. This acquisition provides us with an established presence in hot beverage equipment, a complementary product category, and we expect to realize operational synergies and cross-selling benefits. In addition, the acquisition supports our strategic objective of increasing our presence in Europe and Asia. This acquisition was funded through cash on hand and additional borrowings under existing credit lines.

We are exploring additional acquisition opportunities that complement our product lines, allow us to expand our presence in international markets, enable us to leverage our distribution capabilities, provide us with selective technologies and/or otherwise support the expansion of our business in a manner that is consistent with our strategic goals.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth our consolidated results for the periods presented:

	Three Months Ended March 31,		Change
(in millions)	2018	2017	$	%
Net sales	$350.4	$328.0	$22.4	6.8%
Cost of sales	224.2	205.0	19.2	9.4%
Gross profit	126.2	123.0	3.2	2.6%
Selling, general and administrative expenses	76.3	74.0	2.3	3.1%
Amortization expense	7.9	7.8	0.1	1.3%
Separation expense	0.1	0.9	(0.8)	(88.9)%
Restructuring expense	0.4	4.6	(4.2)	(91.3)%
(Gain) loss from impairment or disposal of assets — net	(0.1)	0.4	(0.5)	N/M
Earnings from operations	41.6	35.3	6.3	17.8%
Interest expense	20.3	23.2	(2.9)	(12.5)%
Loss on early extinguishment of debt	—	3.2	(3.2)	N/M
Other expense — net	8.5	1.8	6.7	372.2%
Earnings before income taxes	12.8	7.1	5.7	80.3%
Income taxes	0.3	2.1	(1.8)	(85.7)%
Net earnings	$12.5	$5.0	$7.5	150.0%
N/M = Not Meaningful

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Three Months Ended March 31,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2018	2017
Net sales:
Americas	$280.2	$267.5	$12.7	4.7%
EMEA	81.0	67.8	13.2	19.5%
APAC	43.5	41.7	1.8	4.3%
Elimination of intersegment sales	(54.3)	(49.0)	(5.3)	10.8%
Total net sales	$350.4	$328.0	$22.4	6.8%

Consolidated net sales totaled $350.4 million for the three months ended March 31, 2018, representing an increase of $22.4 million, or 6.8%, compared to the prior year period. The increase was primarily driven by higher volumes from new product rollouts with large chain customers. Additionally, foreign currency translation favorably impacted net sales for the three months ended March 31, 2018 by $10.3 million, or 3.1%.

Net sales in the Americas segment for the three months ended March 31, 2018 increased $12.7 million, or 4.7% as a result of higher third-party net sales of $12.1 million and higher intersegment sales of $0.6 million. The third-party net sales increase was primarily driven by higher sales of hot-side products for new rollouts by large chain customers offset in part by decreased KitchenCare® aftermarket sales. Foreign currency translation had a favorable impact of $1.4 million on third-party net sales for the three months ended March 31, 2018.

Net sales in the EMEA segment for the three months ended March 31, 2018 increased $13.2 million, or 19.5%, which consisted of higher third-party net sales of $10.3 million and an increase in intersegment sales of $2.9 million. Third-party net sales increased primarily due to higher sales of hot-side products for a new rollout with a large chain customer and improved KitchenCare® aftermarket sales. Foreign currency translation had a positive impact of $7.7 million on third-party net sales for the three months ended March 31, 2018.

Net sales in the APAC segment for the three months ended March 31, 2018 increased $1.8 million, or 4.3%, which consisted of higher intersegment sales of $1.8 million. Third-party net sales includes increased hot-side product sales offset by lower Fabristeel project sales and a decrease in KitchenCare® aftermarket sales. Foreign currency translation had a positive impact of $1.2 million on third-party net sales for the three months ended March 31, 2018.

Analysis of Earnings from Operations

Consolidated earnings from operations for the three months ended March 31, 2018 totaled $41.6 million, an increase of $6.3 million, or 17.8%, compared to the prior year period, which was principally driven by: (i) savings from the Simplification and Right-Sizing Initiatives of $10.2 million, (ii) $6.8 million favorable impact from increased volumes, (iii) a positive foreign currency translation impact of $2.5 million and (iv) a reduction in restructuring costs of $4.2 million. These favorable impacts were partially offset by (i) an unfavorable product mix impact of $10.9 million, (ii) $4.0 million of increased compensation expenses and (iii) an increase of $2.3 million in selling, general and administrative expenses.

Total selling, general and administrative expenses amounted to $76.3 million for the three months ended March 31, 2018, an increase of $2.3 million, or 3.1%, compared to the prior year period. This increase was principally due to an unfavorable impact from foreign currency translation of $2.6 million and $1.2 million of professional services and other direct costs incurred in connection with the acquisition of Crem. These increases were partially offset by lower employee related expenses of $1.4 million resulting from company-wide workforce reductions completed in 2017.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Three Months Ended March 31,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2018	2017
Segment Adjusted Operating EBITDA:
Americas	$47.6	$46.8	$0.8	1.7%
EMEA	14.1	12.8	1.3	10.2%
APAC	5.5	5.5	—	—%
Total Segment Adjusted Operating EBITDA	$67.2	$65.1	$2.1	3.2%

Adjusted Operating EBITDA in the Americas segment for the three months ended March 31, 2018 increased by $0.8 million, or 1.7%. This increase was primarily driven by: (i) savings of $7.4 million from the Simplification and Right-Sizing Initiatives, (ii) favorable product volumes of $3.3 million and (iii) $2.8 million of general spending decreases. These increases were partially offset by $11.1 million of unfavorable product mix and $2.6 million of compensation cost increases.

Adjusted Operating EBITDA in the EMEA segment for the three months ended March 31, 2018 increased by: $1.3 million, or 10.2%, which was primarily driven by savings from the Simplification and Right-Sizing Initiatives of $2.2 million and favorable foreign currency translation impact of $1.7 million. These increases were partially offset by higher compensation costs and increased overhead costs.

Adjusted Operating EBITDA in the APAC segment for the three months ended March 31, 2018 was consistent period over period, which comprises an increase in overhead costs offset by higher product volumes.

Analysis of Non-Operating Income Statement Items

For the three months ended March 31, 2018, interest expense was $20.3 million, a $2.9 million decrease from the prior year period, which was primarily due to two repricing events of our Term Loan B facility in 2017, as well as reduced borrowings period over period. The loss on early extinguishment of debt of $3.2 million recognized in the first quarter of 2017 includes the correction of an error: during the the first quarter of 2017, we recorded an out-of-period adjustment of $2.7 million for the loss incurred on prepayments made on our Term Loan B Facility (as defined herein) in 2016 related to unamortized debt issuance costs; we also recorded an associated income tax benefit of $1.0 million that was recognized as a discrete adjustment in the income tax provision for the first quarter of 2017. See "—Liquidity and Capital Resources" as well as Note 8, "Debt," in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion on our long-term debt.

"Other expense—net" primarily reflects the loss of $7.8 million on the foreign currency hedge for the Crem Acquisition purchase price.

Analysis of Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 2.3% and 29.6%, respectively. The decrease in the Company's effective tax rate for the three months ended March 31, 2018 relative to the three months ended March 31, 2017, was primarily due to the reduction in the U.S. federal statutory rate to 21.0% for 2018 as compared to 35.0% for 2017 and an increase in discrete tax benefits.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. At March 31, 2018, we had $153.8 million of cash and cash equivalents, 93% of which was outside of the U.S. Given debt service requirements in the U.S. and our international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S., irrespective of the Tax Act. The Tax Act includes the Deemed Repatriation Transition Tax provision ("Transition Tax") that imposes a tax on foreign earnings whether or not such earnings are repatriated to the U.S. As a result of the Transition Tax, management is reviewing the current position on the reinvestment of the earnings of foreign subsidiaries outside of the U.S. This review may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations, ongoing analysis of the Tax Act and gathering additional information to make a more informed decision for our intent to reinvest earnings of foreign subsidiaries indefinitely outside the U.S.

Our primary future cash needs are currently expected to be centered on operating activities, working capital, debt service, capital investments and acquisitions. On April 19, 2018, we acquired Crem for total consideration of $220.3 million, which was funded through cash on hand and additional borrowings under existing credit lines. We estimate that our capital expenditures will be approximately $40.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs; however, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) overall liquidity in the capital markets, (ii) the state of the economy and (iii) our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

The following summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Cash provided by (used in):
Operating activities	$(153.5)	$(164.4)	$10.9
Investing activities	128.1	111.0	17.1
Financing activities	55.2	77.8	(22.6)
Effect of exchange rate changes on cash	(4.4)	(1.8)	(2.6)
Net change in cash, cash equivalents and restricted cash	$25.4	$22.6	$2.8

Cash, cash equivalents and restricted cash as of March 31, 2018 totaled $154.1 million, an increase of $25.4 million from the December 31, 2017 balance of $128.7 million. Cash flows used in operating activities for the three months ended March 31, 2018 were $153.5 million compared to $164.4 million for the three months ended March 31, 2017. The primary drivers of the use of cash in each of these periods relates to our accounts receivable securitization program whereby we sell substantially all of our trade receivables to a third-party financial institution in exchange for a combination of cash and beneficial interest in the securitized receivables. Effective January 1, 2018, new accounting guidance became effective requiring us to reflect cash receipts from such beneficial interest as cash inflows from investing activities rather than cash inflows from operating activities as was previously reported. Cash inflows from such beneficial interest totaled $131.8 million and $115.9 million for the three months ended March 31, 2018 and 2017, respectively, resulting in an increased usage of cash of $15.9 million. Offsetting this increased use of cash was: (i) a reduction in the use of cash for other current and long-term liabilities of $16.8 million primarily as a result of the increase in our derivative liability positions and a reduction of annual employee incentive payments, (ii) a $7.5 million increase in net earnings from operations and (iii) a reduction in the use of cash for other receivables totaling $3.0 million.

Cash flows provided by investing activities for the three months ended March 31, 2018 were $128.1 million as compared to $111.0 million for the three months ended March 31, 2017. The increase in cash provided by investing activities was primarily attributable to increased cash receipts from the beneficial interest on securitized receivables discussed above. These inflows were partially offset by capital expenditures of $3.7 million and $4.9 million in the three months ended March 31, 2018 and 2017, respectively.

Cash flows provided by financing activities for the three months ended March 31, 2018 and 2017 were $55.2 million and $77.8 million, respectively. The decrease in cash provided by financing activities was primarily attributable to an increase in repayments on outstanding borrowings of $16.7 million and an $8.9 million reduction in proceeds from long-term and short-term borrowings.

Financing Resources

Senior Secured Credit Facilities

On March 3, 2016, we entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") for a $1,200.0 million senior secured credit facility consisting of (i) a senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and (ii) a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. We entered into security and other agreements relating to the 2016 Credit Agreement.

In February 2018, we entered into an amendment to the 2016 Credit Agreement, which increases the Consolidated Total Leverage Ratio for each of the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 to 5.25:1.00. The required ratio level will then reduce 0.25 each subsequent quarter until the ratio reaches 4.00:1.00 in the quarter ending September 30, 2019.

In April 2018, we entered into an Incremental Revolving Facility Amendment to the 2016 Credit Agreement whereby the aggregate revolving commitments were increased by $50.0 million to $275.0 million.

The interest rate on the Term Loan B Facility also fluctuates based on LIBOR or a Prime rate plus a spread. At March 31, 2018, this facility bore interest at a rate per annum equal to, at the option of the Company, LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor, or an alternate base rate plus the applicable margin, that will be 1.00% lower than for LIBOR loans. As of March 31, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively, given the Company's effective Consolidated Total Leverage Ratio. The weighted average interest rate for the Term Loan B Facility was 4.9% per annum.

At March 31, 2018, borrowings under the 2016 Credit Agreement consisted of a Term Loan B balance of $815.0 million with a weighted average interest rate of 4.9% per annum and a Revolving Facility balance of $80.0 million with a weighted average interest rate of 4.8% per annum. Under the Revolving Facility, there were outstanding standby letters of credit totaling $3.3 million million. As of April 19, 2018, after giving effect to the April 2018 amendment and borrowings incurred in connection with the Crem Acquisition, $41.6 million was available for future borrowings under our Revolving Facility.

The 2016 Credit Agreement contains financial covenants including, but not limited to, (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four quarters, in each case, as defined in the 2016 Credit Agreement. The current covenant levels of the financial covenants under the Senior Secured Credit Facilities are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
March 31, 2018	5.25:1.00	4.65:1.00	3.00:1.00	3.41:1.00

The 2016 Credit Agreement also includes negative covenants that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.

Our obligations under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of our existing and future direct and indirect wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries and (iii) special purpose securitization vehicles).

There is a first priority perfected lien on substantially all of our assets and property and proceeds therefrom excluding certain excluded assets. The liens securing our obligations under the Revolving Facility and the Term Loan B Facility are pari passu.

Based upon management's current plans and outlook, management believes we will be able to comply with these covenants during the subsequent 12 months.

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

As of March 31, 2018, borrowings under the Senior Notes totaled $425.0 million with a weighted average interest rate of 9.90% per annum.

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

Off-Balance Sheet Arrangements

Our disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources include our accounts receivable securitization arrangement and assets leased under operating leases.

We have disclosed our accounts receivable securitization program in Note 7, "Accounts Receivable Securitization," in the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

We lease various assets under operating leases. The future estimated payments under these arrangements have not materially changed since being disclosed in Note 21, "Leases," to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how management evaluates our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data we have determined that it is appropriate to make this data available to all investors. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash used in operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Free Cash Flow

We refer to Free Cash Flow, which represents net cash used in operating activities less capital expenditures plus cash receipts on our beneficial interest in sold receivables. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund initiatives such as debt repayment, acquisitions, dividends and share repurchases. During the first quarter of 2018, we updated our definition of Free Cash Flow to include cash receipts on beneficial interest in sold receivables, which is now recorded in net cash provided by investing activities with the adoption of the accounting guidance in Accounting Standards Update 2016-15 effective January 1, 2018. Free Cash Flow reconciles to net cash used in operating activities presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Free Cash Flow:
Net cash used in operating activities	$(153.5)	$(164.4)
Capital expenditures	(3.7)	(4.9)
Cash receipts on beneficial interest in sold receivables	131.8	115.9
Free Cash Flow	$(25.4)	$(53.4)

Adjusted Operating EBITDA

In addition to analyzing our results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense - net, depreciation and amortization plus certain items such as gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction costs. Management uses Adjusted Operating EBITDA as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. Adjusted Operating EBITDA reconciles to net earnings presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions, except percentage data)	2018	2017
Adjusted Operating EBITDA:
Net earnings	$12.5	$5.0
Income taxes	0.3	2.1
Other expense — net (1)	8.5	1.8
Loss on early extinguishment of debt	—	3.2
Interest expense	20.3	23.2
Earnings from operations	41.6	35.3
(Gain) loss from impairment or disposal of assets — net	(0.1)	0.4
Restructuring expense	0.4	4.6
Separation expense	0.1	0.9
Amortization expense	7.9	7.8
Depreciation	4.2	4.0
Transaction costs (2)	1.2	—
Total Adjusted Operating EBITDA	$55.3	$53.0

Adjusted Operating EBITDA margin (3)	15.8%	16.2%
(1) Prior year presentation adjusted for $0.3 million of periodic pension costs that have been reclassified from Selling, general and administrative expenses to Other expense - net in accordance with the adoption of accounting guidance in Accounting Standards Update 2017-07.
(2) Transaction costs of $1.2 million include professional services and other direct acquisition costs in connection with the acquisition of Crem.
(3) Adjusted Operating EBITDA margin in the section above is calculated by dividing Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We refer to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction costs, net of taxes. Adjusted Diluted Net Earnings Per Share represents Adjusted Net Earnings while giving effect to all potentially dilutive common shares that were outstanding during the respective period. We believe these measures are helpful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions, except share data)	2018	2017
Adjusted Net Earnings:
Net earnings	$12.5	$5.0
(Gain) loss from impairment or disposal of assets — net	(0.1)	0.4
Restructuring expense	0.4	4.6
Separation expense	0.1	0.9
Loss on early extinguishment of debt	—	3.2
Transaction costs (1)	9.0	—
Tax effect of adjustments (2)	(0.1)	(3.5)
Total Adjusted Net Earnings	$21.8	$10.6

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.09	$0.04
(Gain) loss from impairment or disposal of assets — net per share	—	—
Restructuring expense per share	—	0.03
Separation expense per share	—	0.01
Loss on early extinguishment of debt per share	—	0.02
Transaction costs per share (1)	0.06	—
Tax effect of adjustments per share (2)	—	(0.02)
Total Adjusted Diluted Net Earnings Per Share	$0.15	$0.08
(1) Transaction costs include a loss of $7.8 million related to a foreign currency hedge of the acquisition purchase price for Crem and $1.2 million of professional services and other direct acquisition costs.
(2) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We refer to Organic Net Sales. Organic Net Sales reflect net sales before the impact from foreign currency translation which is calculated by translating current period balances at prior period rates. We believe this measure is helpful to investors in assessing the ongoing performance of our underlying businesses. Organic Net Sales reconciles to net sales presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Net sales (as reported)	$350.4	$328.0
Foreign currency translation	(10.3)	—
Organic Net Sales	$340.1	$328.0

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2017 with the exception of the adoption of Accounting Standards Update 2014-09 "Revenue from Contracts with Customers (Topic 606)," as discussed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements applicable to us and the effect of those standards on our consolidated financial statements and related disclosures.

Cautionary Note Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations and assumptions on which those plans or objectives are based. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. government on imported steel and aluminum, the adoption of trade restrictions affecting the Company's products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements such as the North America Free Trade Agreement, or the occurrence of trade wars;

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

•	risks associated with data security and technology systems and protections;

•	actions of activist shareholders;

•	unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, and tax legislation;

•	our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;

•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

•	the tax treatment of our separation from our former parent company and the restrictions imposed upon us under the Tax Matters Agreement in order to preserve the tax-free treatment of the spin-off; and

•	other events outside the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures have not materially changed since its Annual Report on Form 10-K for the year ended December 31, 2017 was filed. The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of this reporting period. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of this reporting period, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, our management does not believe that the ultimate disposition of any pending matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations. For information concerning other contingencies and uncertainties, see Note 13, "Contingencies and Significant Estimates" to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Form 10-Q. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
10.1
Incremental Revolving Facility Amendment to Credit Agreement, dated April 13, 2018, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2018
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 8, 2018

Welbilt, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Haresh Shah
Haresh Shah
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)