Form 10-Q
period 2018-06-30
Welbilt, Inc.
filed 2018-08-09
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant's common stock as of August 3, 2018, the most recent practicable date, was 140,116,584.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$420.7	$371.1	$771.1	$699.1
Cost of sales	271.4	233.9	495.6	438.9
Gross profit	149.3	137.2	275.5	260.2
Selling, general and administrative expenses	83.0	74.3	159.3	148.3
Amortization expense	9.4	7.7	17.3	15.5
Separation expense	—	0.3	0.1	1.2
Restructuring expense	1.4	1.1	1.8	5.7
Gain from impairment or disposal of assets — net	(0.1)	(0.6)	(0.2)	(0.2)
Earnings from operations	55.6	54.4	97.2	89.7
Interest expense	23.1	21.0	43.4	44.2
Loss on early extinguishment of debt	—	0.2	—	3.4
Other expense — net	15.3	3.3	23.8	5.1
Earnings before income taxes	17.2	29.9	30.0	37.0
Income taxes	5.1	(0.2)	5.4	1.9
Net earnings	$12.1	$30.1	$24.6	$35.1
Per share data
Earnings per share — Basic	$0.09	$0.22	$0.18	$0.25
Earnings per share — Diluted	$0.09	$0.21	$0.17	$0.25
Weighted average shares outstanding — Basic	139,998,308	138,972,873	139,853,748	138,866,565
Weighted average shares outstanding — Diluted	141,071,259	140,661,436	141,131,122	140,464,156

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$12.1	$30.1	$24.6	$35.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7.6)	3.7	(7.5)	10.7
Unrealized (loss) gain on derivatives	(1.2)	0.7	0.8	0.1
Employee pension and postretirement benefits	0.5	0.4	1.0	0.8
Total other comprehensive (loss) income, net of tax	(8.3)	4.8	(5.7)	11.6
Comprehensive income	$3.8	$34.9	$18.9	$46.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103.9	$128.4
Restricted cash	0.3	0.3
Accounts receivable, less allowance of $3.8 and $4.0 at June 30, 2018 and December 31, 2017, respectively	125.4	83.7
Inventories — net	198.0	152.3
Prepaids and other current assets	28.6	19.0
Total current assets	456.2	383.7
Property, plant and equipment — net	115.5	112.2
Goodwill	936.7	846.1
Other intangible assets — net	565.8	461.4
Other non-current assets	37.1	37.0
Total assets	$2,111.3	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$125.7	$103.6
Accrued expenses and other liabilities	139.6	161.7
Short-term borrowings	30.0	—
Current portion of capital leases	0.6	0.7
Product warranties	26.9	24.1
Total current liabilities	322.8	290.1
Long-term debt and capital leases	1,407.8	1,232.2
Deferred income taxes	120.7	92.3
Pension and postretirement health obligations	44.7	48.3
Other long-term liabilities	74.5	67.1
Total non-current liabilities	1,647.7	1,439.9
Commitments and contingencies (Note 13)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 140,097,126 shares and 139,491,860 shares issued and 140,097,126 shares and 139,440,470 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(52.9)	(63.3)
Retained earnings	230.2	204.5
Accumulated other comprehensive loss	(37.7)	(32.0)
Treasury stock, at cost, 52,617 shares and 51,390 shares, respectively	(0.2)	(0.2)
Total equity	140.8	110.4
Total liabilities and equity	$2,111.3	$1,840.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net earnings	$24.6	$35.1
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	8.7	8.0
Amortization of intangible assets	17.3	15.5
Amortization of debt issuance costs	2.7	2.6
Loss on early extinguishment of debt	—	3.4
Deferred income taxes	(3.1)	(14.8)
Stock-based compensation expense	5.6	6.8
Gain from impairment or disposal of assets — net	(0.2)	(0.2)
Loss on remeasurement of debt and other realized foreign currency derivative	19.1	—
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(313.0)	(266.3)
Inventories	(31.0)	(23.5)
Other assets	(4.0)	(7.0)
Accounts payable	12.5	9.5
Other current and long-term liabilities	(27.2)	(23.1)
Net cash used in operating activities	(288.0)	(254.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	285.7	257.4
Capital expenditures	(8.0)	(8.3)
Proceeds from sale of property, plant and equipment	—	6.0
Business acquisition, net of cash acquired	(215.6)	—
Settlement of foreign exchange contract	(10.0)	—
Net cash provided by investing activities	52.1	255.1
Cash flows from financing activities
Proceeds from long-term debt	261.0	115.9
Repayments on long-term debt and capital leases	(76.4)	(71.7)
Debt issuance costs	(0.4)	(1.4)
Proceeds from short-term borrowings	30.0	4.0
Exercises of stock options	4.8	1.3
Payments on tax withholdings for equity awards	(2.4)	(2.6)
Net cash provided by financing activities	216.6	45.5
Effect of exchange rate changes on cash	(5.2)	(3.6)
Net (decrease) increase in cash and cash equivalents and restricted cash	(24.5)	43.0
Balance at beginning of period	128.7	60.2
Balance at end of period	$104.2	$103.2
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$23.3	$20.1
Cash paid for interest, net of related hedge settlements	$48.7	$44.3
Supplemental disclosures of non-cash activities:
Non-cash investing activity:
Beneficial interest obtained in exchange for securitized receivables	$350.6	$353.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBILT, INC.
Consolidated Statement of Equity
(In millions, except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2017	139,491,860	$1.4	$(63.3)	$204.5	$(32.0)	$(0.2)	$110.4
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	24.6	—	—	24.6
Issuance of common stock, stock-based compensation plans	605,266	—	4.8	—	—	—	4.8
Stock-based compensation expense	—	—	5.6	—	—	—	5.6
Other comprehensive loss	—	—	—	—	(5.7)	—	(5.7)
Balance at June 30, 2018	140,097,126	$1.4	$(52.9)	$230.2	$(37.7)	$(0.2)	$140.8

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

The Company operates in three regional segments, the Americas (includes United States ("U.S."), Canada and Latin America), EMEA (markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprises markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong, Thailand, Malaysia and New Zealand).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, product liability costs, employee benefit programs, sales rebates and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, the financial position at June 30, 2018 and December 31, 2017 and the cash flows for the six months ended June 30, 2018 and 2017, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•
Reclassification of periodic pension and postretirement benefit costs totaling $0.4 million and $0.7 million from "Selling, general and administrative expenses" to "Other expense — net" in the consolidated statement of operations for the three and six months ended June 30, 2017 respectively, as a result of the retrospective adoption of ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

•
Beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the six months ended June 30, 2017 were increased for restricted cash of $6.4 million and $0.4 million, respectively, and cash flows provided by investing activities were reduced by $6.1 million as a result of adopting ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash."

•
As a result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company reclassified consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions of $257.4 million from operating activities to investing activities on the consolidated statements of cash flows for the six months ended June 30, 2017.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. As of January 1, 2018, the Company adopted this standard on a retrospective basis. Prior to adoption, periodic benefit costs for both pensions and postretirement benefits were recorded in "Selling, general and administrative expenses" in the consolidated statement of operations. As a result of adopting this ASU, the Company recognized $0.5 million and $0.9 million of periodic pension costs and $0.2 million and $0.3 million of periodic postretirement benefit costs in "Other expense — net" in the consolidated statement of operations for the three and six months ended June 30, 2018, respectively.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" with additional updates subsequently issued (collectively, "ASU 2014-09"). This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). On January 1, 2018, the Company adopted ASU 2014-09. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of the new revenue standard as an adjustment to the opening balance of retained earnings. Prior period results have not been restated and continue to be reported under the accounting standards in effect for those periods. In connection with the adoption of this guidance, the Company elected the following practical expedients: (i) significant financing component, (ii) sales taxes, (iii) costs of obtaining a contract, (iv) shipping and handling activities and (v) immaterial promised goods or services. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated balance sheet as of June 30, 2018 or the consolidated statement of operations or cash flows for the three and six months ended June 30, 2018. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. A majority of the Company's net sales continue to be recognized when products are shipped from its manufacturing facilities.

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

Substantially all of the Company's revenues comprise revenues from contracts with customers. These revenues are disaggregated by major source and geographic location, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Net sales by product class and segment are as follows:

	Three Months Ended June 30, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$251.7	$43.0	$294.7
EMEA	66.9	12.7	79.6
APAC	39.8	6.6	46.4
Total net sales	$358.4	$62.3	$420.7

	Six Months Ended June 30, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$460.8	$83.9	$544.7
EMEA	118.6	25.1	143.7
APAC	69.0	13.7	82.7
Total net sales	$648.4	$122.7	$771.1

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and our average collection cycle is generally less than 60 days. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases, and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the three and six months ended June 30, 2018.

The Company also recognizes revenue for foodservice-based projects. These revenues are generally recognized at the point-in-time in which control transfers to the customer. However, depending on the nature of the performance obligations in the contract, revenues may be recognized over time.

The Company sells separately-priced extended warranties that extend coverage beyond the standard product warranty by 12 to 60 months. Payments are at the inception of the contract and revenue is recognized over the term of the agreement on a straight-line basis, which the Company believes approximates the timing of costs expected to be incurred in satisfying the obligations of the contract. As of June 30, 2018 and December 31, 2017, there was $6.3 million and $6.7 million, respectively, of deferred revenues related to extended warranties. The Company expects to recognize $3.3 million of the deferred revenues in 2018, of which $0.4 million and $0.8 million was recognized for the three and six months ended June 30, 2018 respectively, $1.9 million will be recognized in 2019, and $1.9 million will be recognized thereafter. See additional discussion of product warranties in Note 14, "Product Warranties." The Company also defers revenues related to performance obligations that have not yet been met. At June 30, 2018, these revenues totaled $1.0 million of which $0.6 million is expected to be recognized in 2018, $0.2 million in 2019 and $0.2 million thereafter.

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

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model (“CELC”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CELC model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020 including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" and in July 2018, ASU 2018-10 "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842) Targeted Improvements" were issued (collectively "ASC Topic 842"). ASC Topic 842 will supersede the current guidance for lease accounting and will require lessees to recognize the right-of-use assets and lease liabilities, on its balance sheet. ASC Topic 842 permits the Company to elect either a) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or b) a modified retrospective approach recognizing the cumulative effect of the initial application of the new leasing standard as an adjustment to the opening balance of retained earnings as of the date of adoption. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. While the Company is still evaluating the impact this ASU will have on the consolidated financial statements and related disclosures, it has completed the initial impact assessment, has identified an accounting system to support the leasing accounting requirements in connection with the adoption of ASC Topic 842, and is currently in the early stages of system and business process design. At this time, the Company expects to adopt this new standard using the cumulative effect transition method, but is not yet in a position to reasonably estimate the expected increase in assets and liabilities on the consolidated balance sheet upon adoption. The Company expects that the impact of recording the lease liabilities and the corresponding right of use assets will have a significant impact on total assets and liabilities with minimal impact on equity and results of operations. The Company expects expanded financial statement disclosures to present additional details of the Company's leasing arrangements.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisitions

On April 19, 2018, the Company, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Avaj") (the "Crem Acquisition") for aggregate consideration of approximately 1,800 million Swedish Krona ("SEK") or $220.3 million based on the exchange rate in effect on the closing date. The consideration comprised $159.8 million in cash, including $2.4 million of interest paid to the seller, and an aggregate $60.5 million for the repayment of certain indebtedness owed under third-party borrowings and shareholder loans. The Crem Acquisition was funded through cash on hand and additional borrowings under existing credit lines.

Crem International Holding AB ("Crem"), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen®, Expobar® and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. The Crem Acquisition provides the Company with an established presence in hot beverage equipment, a complementary product category, and it expects to realize operational synergies and cross-selling benefits. In addition, the Crem Acquisition supports the Company's strategic objective of increasing its presence in Europe and Asia.

The Crem Acquisition was accounted for under the acquisition method of accounting which requires, among other things, that the assets acquired and the liabilities assumed be measured at their fair values as of the closing date of the transaction. The fair value of the net assets acquired was based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate the (i) intangible assets; (ii) deferred tax assets and liabilities; (iii) income tax and non-income tax accruals. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Crem Acquisition date.

During the three and six months ended June 30, 2018, the Company incurred approximately $3.2 million and $4.4 million, respectively, of professional services and other direct acquisition costs related to the Crem Acquisition that are included in "Selling, general and administrative expenses" in the consolidated statement of operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, which incurred a loss for the three and six months ended June 30, 2018 of $2.2 million and $10.0 million, respectively and is included in the consolidated statement of operations in "Other expense — net."

The operations of Crem contributed approximately $18.6 million to net sales while incurring a loss from operations of approximately $0.2 million for the three months ended June 30, 2018.

The following table summarizes the consideration paid for Crem and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:

(in millions)
Total purchase price	$220.3
Less: cash acquired	4.7
Total purchase price, net of cash acquired	$215.6

Recognized preliminary amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$4.7
Accounts receivable	17.2
Inventories	16.9
Prepaids and other current assets	1.9
Property, plant and equipment	4.9
Other intangible assets	131.2
Other non-current assets	2.1
Accounts payable	(11.4)
Accrued expenses and other liabilities	(6.0)
Deferred income taxes	(32.8)
Pension and postretirement health obligations	(0.4)
Other long-term liabilities	(5.0)
Preliminary estimate of the fair value of assets acquired and liabilities assumed	123.3
Allocation to goodwill	$97.0

The preliminary fair value estimates for the Company's identifiable intangible assets other than goodwill acquired as part of the acquisition are as follows:

(in millions)	Estimated Fair Values	Estimated Useful Life (in years)	Weighted Average Amortization Period (in years)
Customer relationships	$64.2	10	10.0
Design libraries	20.6	7 — 20	10.4
Total definite-lived intangible assets	84.8		10.1
Tradename	46.4	Indefinite
Total intangible assets	$131.2

The preliminary estimated goodwill was allocated to the Company's reportable segments as follows: EMEA $84.2 million and APAC $12.8 million. The goodwill is not expected to be deductible for tax purposes.

4. Inventories — Net

The components of "Inventories — net" at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
(in millions)	2018	2017
Inventories — gross:
Raw materials	$93.8	$73.9
Work-in-process	18.2	18.9
Finished goods	114.1	86.9
Total inventories — gross	226.1	179.7
Excess and obsolete inventory reserve	(24.2)	(23.5)
Net inventories at FIFO cost	201.9	156.2
Excess of FIFO costs over LIFO value	(3.9)	(3.9)
Inventories — net	$198.0	$152.3

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
(in millions)	2018	2017
Land	$9.8	$9.5
Building and improvements	88.3	88.9
Machinery, equipment and tooling	230.7	227.3
Furniture and fixtures	6.5	6.0
Computer hardware and software	56.9	55.1
Construction in progress	19.1	15.7
Total cost	411.3	402.5
Less accumulated depreciation	(295.8)	(290.3)
Property, plant and equipment — net	$115.5	$112.2

6. Accounts Payable and Accrued Expenses and Other Liabilities

"Accounts payable" and "Accrued expenses and other liabilities" at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
(in millions)	2018	2017
Accounts payable:
Trade accounts payable	$125.7	$103.6
Total accounts payable	$125.7	$103.6
Accrued expenses and other liabilities:
Interest payable	$2.4	$7.8
Income taxes payable	0.8	6.1
Employee related expenses	34.4	30.8
Restructuring expenses	2.9	5.0
Profit sharing and incentives	11.5	11.5
Accrued rebates	35.6	50.0
Deferred revenue — current	3.6	4.2
Customer advances	2.2	2.6
Product liability	1.3	1.4
Miscellaneous accrued expenses	44.9	42.3
Total accrued expenses and other liabilities	$139.6	$161.7

7. Accounts Receivable Securitization

The Company participates in a $110.0 million accounts receivable securitization program whereby the Company sells certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, sells, conveys, transfers and assigns to a third-party financial institution (the “Purchaser”), all the rights, title and interest in and to its pool of receivables. Under this program, the Company generally receives cash consideration up to a certain limit and records a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualifies for sale accounting treatment. The Company maintains a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the Purchaser at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the consolidated statements of cash flows.

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

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximates book value and, as of June 30, 2018 and December 31, 2017, totaled $77.4 million and $62.9 million, respectively and is recorded in "Accounts receivable, less allowance" in the consolidated balance sheets. The Company deems the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables.

The carrying value of trade receivables removed from the Company's consolidated balance sheets in connection with the accounts receivable securitization program was $89.6 million and $99.5 million at June 30, 2018 and December 31, 2017, respectively.

8. Debt

Outstanding debt at June 30, 2018 and December 31, 2017 is summarized as follows:

(in millions)	June 30, 2018	Weighted Average Interest Rate	December 31, 2017	Weighted Average Interest Rate
Revolving loan facility	$30.0	3.90%	$—	—%
Revolving credit facility	210.0	4.58%	25.0	4.41%
Term Loan B facility	815.0	5.07%	815.0	4.90%
9.50% Senior Notes due 2024	425.0	9.80%	425.0	9.72%
Capital leases	2.3	4.19%	2.7	4.17%
Total debt and capital leases, including current portion	1,482.3		1,267.7
Less:
Revolving loan facility	(30.0)		—
Current portion of capital leases	(0.6)		(0.7)
Unamortized debt issuance costs (1)	(23.9)		(26.4)
Hedge accounting fair value adjustment (2)	(20.0)		(8.4)
Total long-term debt and capital leases	$1,407.8		$1,232.2
(1) Total outstanding debt issuance costs, net of amortization as of June 30, 2018 and December 31, 2017 was $26.3 million and $28.6 million, respectively, of which $2.4 million and $2.2 million, respectively, was related to the revolving credit facility and recorded in "Other non-current assets" in the consolidated balance sheets.
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

As of June 30, 2018, the Company had $3.3 million in outstanding stand-by letters of credit and $61.7 million available for additional borrowings under the Revolving Facility. During the six months ended June 30, 2018, the highest daily borrowing was $260.0 million and the average borrowing was $139.7 million. The interest rate on the Revolving Facility fluctuates based upon LIBOR or an alternate base rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of June 30, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively, given the Company's effective Consolidated Total Leverage Ratio.

The interest rate on the Term Loan B Facility also fluctuates based on LIBOR or a Prime rate plus an applicable margin. At June 30, 2018, this facility bore interest at a rate per annum equal to, at the option of the Company, LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor, or an alternate base rate plus the applicable margin, that will be 1.00% lower than for LIBOR loans.

The 2016 Credit Agreement contains financial covenants including (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four quarters, in each case, as defined in the 2016 Credit Agreement. The current levels of the financial covenants under the Senior Secured Credit Facilities are set forth below:

Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
June 30, 2018	5.25:1.00	5.03:1.00	3.00:1.00	3.31:1.00

As of June 30, 2018, the Company was in compliance with all affirmative and negative covenants in its debt instruments, including the financial covenants under the 2016 Credit Agreement and the Senior Notes Indenture. Based on the Company's forecasted operating performance and cash flows, management believes it will continue to remain in compliance with such debt covenants in the next twelve-month period. However, there is no certainty that the Company's actual operating performance and cash flows will not be substantially different from forecasted results resulting in a failure to comply with the tightening Consolidated Total Leverage Ratio. To the extent the Company fails to comply with its debt covenants, it would be required to obtain a waiver from the lenders or the lenders would be entitled to accelerate the repayment of any outstanding 2016 Credit Agreement obligations, and exercise all other rights and remedies. Any acceleration of the repayment of the outstanding obligations under the 2016 Credit Agreement could also trigger an acceleration of the Senior Notes, either of which may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bears interest at LIBOR plus an applicable margin of 1.90% and matures on April 18, 2019. This facility is secured by Manitowoc China Foodservice Co. LTD, a wholly owned subsidiary.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. Commodity swaps and foreign currency exchange contracts are designated as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps as cash flow hedges of floating-rate borrowings, and the remainder as fair value hedges of fixed-rate borrowings, and a cross-currency interest rate swap as a hedge of net investments in its foreign subsidiaries.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive loss" ("AOCI") in the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $0.2 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal and have termination dates of March 2019 for $175.0 million notional amount and March 2020 for the remaining $425.0 million notional amount. Approximately 41.4% of the Company’s total outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

	Units Hedged
Commodity	June 30, 2018	December 31, 2017	Unit
Aluminum	2,035	1,620	MT
Copper	657	667	MT
Steel	12,365	7,713	Short tons

	Units Hedged
Currency	June 30, 2018	December 31, 2017
Canadian Dollar	18,290,000	18,080,000
European Euro	17,029,000	8,545,000
British Pound	17,377,130	7,807,744
Mexican Peso	301,265,000	126,400,000
Singapore Dollar	3,865,000	1,765,000

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)		Pretax gain (loss) effective portion of derivative reclassified from AOCI into income			Ineffective portion of gain (loss) on derivative and amount excluded from effectiveness testing recognized in income
	Three Months Ended June 30,		Location	Three Months Ended June 30,		Location	Three Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Foreign currency exchange contracts	$(2.5)	$2.0	Cost of sales	$(0.1)	$0.5	Cost of sales	$—	$—
Commodity contracts	0.9	0.2	Cost of sales	0.8	0.2	Cost of sales	—	(0.1)
Interest rate swap contracts	0.7	(0.2)	Interest expense	—	—	Interest expense	—	—
Total	$(0.9)	$2.0		$0.7	$0.7		$—	$(0.1)

Derivatives in cash flow hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)		Pretax gain (loss) effective portion of derivative reclassified from AOCI into income			Ineffective portion of gain (loss) on derivative and amount excluded from effectiveness testing recognized in income
	Six Months Ended June 30,		Location	Six Months Ended June 30,		Location	Six Months Ended June 30,
	2018	2017		2018	2017		2018	2017
Foreign currency exchange contracts	$(1.7)	$2.7	Cost of sales	$0.4	$0.7	Cost of sales	$—	$—
Commodity contracts	0.4	0.6	Cost of sales	1.3	0.4	Cost of sales	0.1	0.2
Interest rate swap contracts	3.8	(1.8)	Interest expense	—	—	Interest expense	—	—
Total	$2.5	$1.5		$1.7	$1.1		$0.1	$0.2

Fair value hedging strategy

For derivative instruments that are designated and qualify as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings.

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

On October 3, 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and terminates in February 2024. Approximately 29.3% of the Company’s total outstanding long-term debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of June 30, 2018.

The gain or loss on the hedged item (that is, fixed-rate borrowing of the Senior Notes) attributable to the hedged benchmark interest rate risk (risk of changes in the applicable LIBOR swap rate) and the offsetting gain or loss on the related interest rate swap is as follows:

Derivatives in fair value hedging relationships (in millions)	Gain/(Loss) on Swap		Location	Gain/(Loss) on Hedged Item
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Interest rate swap contract	$(2.9)	$6.0	Interest Expense	$2.7	$(6.0)
Total	$(2.9)	$6.0		$2.7	$(6.0)

Derivatives in fair value hedging relationships (in millions)	Gain/(Loss) on Swap		Location	Gain/(Loss) on Hedged Item
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Interest rate swap contract	$(11.4)	$0.3	Interest Expense	$11.5	$(0.3)
Total	$(11.4)	$0.3		$11.5	$(0.3)

The net (loss) gain of $(0.2) million and $0.1 million for the three and six months ended June 30, 2018, respectively, represents hedge ineffectiveness. There was no hedge ineffectiveness recorded for the corresponding periods in 2017. The net swap settlements that accrue each period are reported in "Interest expense" in the consolidated statements of operations.

Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in earnings during the period of change.

During the first quarter of 2017, the Company entered into a three-year cross-currency interest rate swap contract for a notional value of €50.0 million to protect the value of its net investment in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in AOCI. The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments.

The location and effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in net investments hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)		Gain (loss) reclassified from AOCI into income (effective portion)
	Three Months Ended June 30,		Location	Three Months Ended June 30,
	2018	2017		2018	2017
Interest rate swap contract	$3.3	$(0.2)	N/A	$—	$—
Total	$3.3	$(0.2)		$—	$—

Derivatives in net investments hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)		Gain (loss) reclassified from AOCI into income (effective portion)
	Six Months Ended June 30,		Location	Six Months Ended June 30,
	2018	2017		2018	2017
Interest rate swap contract	$1.3	$3.1	N/A	$—	$—
Total	$1.3	$3.1		$—	$—
N/A = Not applicable

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

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisitions" for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million. Of this amount, $7.8 million and $2.2 million were recognized during the first and second quarters of 2018, respectively, in "Other expense — net" in the consolidated statements of operations. The cash flows related to the settlement of the SEK Contract are not related to the Company’s ongoing revenue-producing or cost-generating activities and, therefore, have been included within the investing activities in the consolidated statement of cash flows.

As of June 30, 2018 and December 31, 2017, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Currency	June 30, 2018	December 31, 2017
Singapore Dollar	28,127,000	28,127,000
European Euro	72,500,000	69,300,000
British Pound	10,715,407	14,912,019
Swiss Franc	3,400,000	4,800,000

The location and effects on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 for gains or losses related to derivative instruments not designated as hedging instruments were as follows:

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Three Months Ended June 30,
	2018	2017
Foreign currency exchange contracts	$2.1	$(4.1)	Other expense — net
Total	$2.1	$(4.1)

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative		Location of gain (loss) recognized in income on derivative
	Six Months Ended June 30,
	2018	2017
Foreign currency exchange contracts	$(10.8)	$(4.4)	Other expense — net
Total	$(10.8)	$(4.4)

The fair value of outstanding derivative contracts recorded as assets in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 was as follows:

	Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.6	$1.1
Commodity contracts	Prepaids and other current assets	1.9	1.7
Interest rate swap contracts	Prepaids and other current assets	4.8	1.7
Commodity contracts	Other non-current assets	0.2	0.6
Interest rate swap contracts	Other non-current assets	3.0	2.3
Total derivatives designated as hedging instruments		$10.5	$7.4

Total asset derivatives		$10.5	$7.4

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 was as follows:

	Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$2.1	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.2	0.1
Commodity contracts	Other long-term liabilities	0.3	—
Interest rate swap contracts	Other long-term liabilities	27.8	17.7
Total derivatives designated as hedging instruments		$30.4	$18.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$1.5	$0.5
Total derivatives NOT designated as hedging instruments		$1.5	$0.5

Total liability derivatives		$31.9	$18.9

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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and beneficial interest in sold receivables (see Note 7, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of June 30, 2018 and December 31, 2017 due to the short-term nature of these instruments.

The fair value of the Company's Senior Notes was approximately $468.1 million and $483.8 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Company's Term Loan B Facility was approximately $819.6 million and $818.1 million as of June 30, 2018 and December 31, 2017, respectively. The related carrying values are disclosed in Note 8, "Debt."

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of
	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	1.9	—	1.9
Interest rate swap contracts	—	4.8	—	4.8
Total current assets at fair value	—	7.3	—	7.3
Non-current assets:
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	3.0	—	3.0
Total non-current assets at fair value	—	3.2	—	3.2
Total assets at fair value	$—	$10.5	$—	$10.5

Current liabilities:
Foreign currency exchange contracts	$—	$3.6	$—	$3.6
Commodity contracts	—	0.2	—	0.2
Total current liabilities at fair value	—	3.8	—	3.8
Non-current liabilities:
Commodity contracts	—	0.3	—	0.3
Interest rate swap contracts	—	27.8	—	27.8
Total non-current liabilities at fair value	—	28.1	—	28.1
Total liabilities at fair value	$—	$31.9	$—	$31.9

	Fair Value as of
	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	1.7	—	1.7
Interest rate swap contracts	—	1.7	—	1.7
Total current assets at fair value	—	4.5	—	4.5
Non-current assets:
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	2.3	—	2.3
Total non-current assets at fair value	—	2.9	—	2.9
Total assets at fair value	$—	$7.4	$—	$7.4

Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.2	—	1.2
Non-current liabilities:
Interest rate swap contracts	—	17.7	—	17.7
Total non-current liabilities at fair value	—	17.7	—	17.7
Total liabilities at fair value	$—	$18.9	$—	$18.9

11. Income Taxes

For the three months ended June 30, 2018, the Company recorded a $5.1 million income tax provision, reflecting a 29.7% effective tax rate, compared to a $0.2 million income tax benefit for the three months ended June 30, 2017, reflecting a negative 0.7% effective tax rate, which was inclusive of a release of the relevant valuation allowance of $9.5 million for certain entities recorded against deferred tax assets in the United Kingdom ("UK") as a discrete adjustment.

For the six months ended June 30, 2018, the Company recorded a $5.4 million income tax provision, reflecting an 18.0% effective tax rate, which was inclusive of $4.9 million discrete tax benefit, that primarily consisted of tax balances that were adjusted upon timely filing of the Company's U.S. federal and state corporate income tax returns in the first quarter of 2018. For the six months ended June 30, 2017, the Company recorded a $1.9 million income tax provision, reflecting 5.1% effective tax rate, which was inclusive of a release of the relevant valuation allowance of $9.5 million for certain entities recorded against deferred tax assets in the UK as a discrete adjustment.

The increase in the Company's effective tax rate for the three and six months ended June 30, 2018, relative to the three and six months ended June 30, 2017, was primarily due to the decrease of the discrete tax benefit. This was partially offset by the reduction in the U.S. federal statutory rate to 21.0% for 2018 as compared to 35.0% for 2017.

The Company’s effective tax rate for the three and six months ended June 30, 2018 varies from the 21.0% U.S. federal statutory rate primarily due to the discrete tax benefit, the Tax Cuts and Jobs Act (the “Tax Act”), relative weighting of foreign earnings before income taxes and taxes on foreign income. The Company’s effective tax rate for the three and six months ended June 30, 2017 varies from the 35.0% U.S. federal statutory rate due to the discrete tax benefit, relative weighting of foreign earnings before income taxes and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three reportable segments of Americas, EMEA and APAC.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provided guidance for the tax effects of items enacted in December 2017, providing a measurement period not extending beyond one year from the Tax Act enactment date. There were no changes for the three and six months ended June 30, 2018, related to the provisional estimates recorded in the Company’s consolidated financial statements for the year ended December 31, 2017. The Tax Act included new provisions, effective in 2018, designated as global intangible low-taxed income ("GILTI"), foreign derivative intangible income ("FDII"), interest disallowance and base erosion anti-abuse tax ("BEAT"), that were calculated, as relevant, for computation of the income tax provision for the three and six months ended June 30, 2018.

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

The Company's unrecognized tax benefits ("UTB"), including interest and penalties, were $12.9 million and $12.5 million as of June 30, 2018, and December 31, 2017, respectively. The increase in UTB is primarily due to the recognition of additional unrecognized tax benefits resulting from the Crem Acquisition, partially offset by the lower U.S. federal statutory tax rate. During the next twelve months, it is reasonably possible that UTB will change in the range of $0.1 million to $0.5 million due to the expiration of the relevant statute of limitations and federal, state and foreign tax resolutions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

12. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of June 30, 2018 and December 31, 2017 are as follows:

(in millions)	June 30, 2018	December 31, 2017
Foreign currency translation, net of income tax benefit of $2.5 million and $2.8 million at June 30, 2018 and December 31, 2017, respectively	$(3.1)	$4.4
Derivative instrument fair market value, net of income tax expense of $1.8 million at June 30, 2018 and December 31, 2017	4.4	3.6
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.3 million and $6.5 million at June 30, 2018 and December 31, 2017, respectively	(39.0)	(40.0)
	$(37.7)	$(32.0)

A summary of the changes in "Accumulated other comprehensive loss," net of tax, by component for the three and six months ended June 30, 2018 and 2017 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(0.4)	3.4	—	3.0
Amounts reclassified out	—	(1.0)	0.6	(0.4)
Tax effect	0.5	(0.4)	(0.1)	—
Net current period other comprehensive income	0.1	2.0	0.5	2.6
Balance at March 31, 2018	$4.5	$5.6	$(39.5)	$(29.4)
Other comprehensive loss before reclassifications	$(6.8)	$(0.9)	$—	$(7.7)
Amounts reclassified out	—	(0.7)	0.6	(0.1)
Tax effect	(0.8)	0.4	(0.1)	(0.5)
Net current period other comprehensive (loss) income	(7.6)	(1.2)	0.5	(8.3)
Balance at June 30, 2018	$(3.1)	$4.4	$(39.0)	$(37.7)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2016	$(9.8)	$0.8	$(34.4)	$(43.4)
Other comprehensive income (loss) before reclassifications	7.0	(0.5)	—	6.5
Amounts reclassified out	—	(0.4)	0.5	0.1
Tax effect	—	0.3	(0.1)	0.2
Net current period other comprehensive income (loss)	7.0	(0.6)	0.4	6.8
Balance at March 31, 2017	$(2.8)	$0.2	$(34.0)	$(36.6)
Other comprehensive income before reclassifications	$4.9	$2.0	$—	$6.9
Amounts reclassified out	—	(0.7)	0.5	(0.2)
Tax effect	(1.2)	(0.6)	(0.1)	(1.9)
Net current period other comprehensive income	3.7	0.7	0.4	4.8
Balance at June 30, 2017	$0.9	$0.9	$(33.6)	$(31.8)
(1) Income taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

A reconciliation of the reclassifications out of "Accumulated other comprehensive loss," net of tax, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(in millions)	2018	2017	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.1)	$0.5	Cost of sales
Commodity contracts	0.8	0.2	Cost of sales
	0.7	0.7	Total before tax
	(0.1)	(0.3)	Income taxes
	$0.6	$0.4	Net of tax
Amortization of pension and postretirement items:
Actuarial losses	$(0.6)	$(0.5)	See Note 16
	(0.6)	(0.5)	Total before tax
	—	0.1	Income taxes
	$(0.6)	$(0.4)	Net of tax

Total reclassifications for the period	$—	$—	Net of tax

A reconciliation of the reclassifications out of "Accumulated other comprehensive loss," net of tax, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in millions)	2018	2017	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$0.4	$0.7	Cost of sales
Commodity contracts	1.3	0.4	Cost of sales
	1.7	1.1	Total before tax
	(0.4)	(0.5)	Income taxes
	$1.3	$0.6	Net of tax
Amortization of pension and postretirement items:
Actuarial losses	$(1.2)	$(1.0)	See Note 16
	(1.2)	(1.0)	Total before tax
	0.2	0.2	Income taxes
	$(1.0)	$(0.8)	Net of tax

Total reclassifications for the period	$0.3	$(0.2)	Net of tax

13. Contingencies and Significant Estimates

As of June 30, 2018 and December 31, 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.8 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of June 30, 2018, various product-related lawsuits were pending.  For products sold outside of the United States and Canada, the Company is insured by a third-party insurance company. For products sold in the United States and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

In the United States, the current range of the Company's self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate for each of the cold and hot category products. As of June 30, 2018, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products. In Canada, the Company's self-insured retention level is $0.1 million per occurrence.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated balance sheets at June 30, 2018 and December 31, 2017 and were $1.3 million and $1.4 million, respectively; $0.4 million was reserved specifically for actual cases, and $0.9 million and $1.0 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At June 30, 2018 and December 31, 2017, the Company had reserved $26.9 million and $24.1 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the consolidated balance sheets. At June 30, 2018 and December 31, 2017, the Company had reserved $11.4 million and $11.9 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the consolidated balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 14, “Product Warranties,” for further information.

It is reasonably possible that the estimates for environmental remediation, product liability and product warranty costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

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

Below is a table summarizing the product warranty activity for the six months ended June 30, 2018:

(in millions)
Balance at December 31, 2017(1)	$36.0
Accruals for warranties issued	20.5
Settlements made (in cash or in kind)	(17.9)
Currency translation impact	(0.3)
Balance at June 30, 2018(1)	$38.3
(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $11.4 million and $11.9 million at June 30, 2018 and December 31, 2017, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on warranties included in "Accrued expenses and other liabilities" in the consolidated balance sheets at June 30, 2018 and December 31, 2017 was $3.0 million and $3.1 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the consolidated balance sheets at June 30, 2018 and December 31, 2017 was $3.3 million and $3.6 million, respectively.

15. Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company. The Company's footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in approved plans for reductions in force ("RIF").

The following is a rollforward of all restructuring activities for the six months ended June 30, 2018:

(in millions)
Balance at December 31, 2017	$16.1
Restructuring charges	1.8
Use of reserve	(4.5)
Balance at June 30, 2018	$13.4

As of June 30, 2018 and December 31, 2017, the short-term portion of the liability of $2.9 million and $5.0 million, respectively, was reflected in "Accrued expenses and other liabilities" in the consolidated balance sheets. The long-term portion of the liability of $10.5 million and $11.1 million as of June 30, 2018 and December 31, 2017, respectively, was reflected in "Other long-term liabilities" in the consolidated balance sheets and relates to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

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

Effective May 5, 2017, John Stewart, the Company's Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional stock-based compensation resulting from the accelerated vesting of certain restricted stock units and stock options. Of this amount, $1.5 million and $1.0 million were recognized during the first and second quarters of 2017, respectively, in "Restructuring expense" in the consolidated statements of operations.

The Company completed a limited management restructuring within its EMEA region in March 2018. In connection with this action, the Company incurred severance and related costs of $0.4 million, which were recognized during the first quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

During the second quarter of 2018, the Company completed a RIF in its EMEA and APAC regions as a part of its continued efforts to optimize and enhance operational efficiency. As a result, the Company incurred severance and related costs of $1.4 million, which were recognized during the second quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

16. Employee Benefit Plans

The components of periodic benefit costs for the defined benefit plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$1.3	$0.1	$1.3	$—
Expected return on assets	(1.3)	—	(1.5)	—
Amortization of actuarial net loss	0.5	0.1	0.5	—
Net periodic benefit cost	$0.5	$0.2	$0.3	$—

	Six Months Ended June 30,
	2018		2017
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$2.6	$0.2	$2.6	$0.1
Expected return on assets	(2.8)	—	(3.0)	—
Amortization of actuarial net loss	1.1	0.1	1.0	—
Net periodic benefit cost	$0.9	$0.3	$0.6	$0.1

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

The Company evaluates segment performance based upon earnings before interest, taxes, other expense — net, depreciation and amortization expense and adjusts for certain other items that are not reflective of the Company's core operating performance, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction and integration costs ("Adjusted Operating EBITDA"). Adjusted Operating EBITDA is a non-GAAP measure, and the Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

Financial information relating to the Company's reportable segments for the three and six months ended June 30, 2018 and 2017 respectively is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentage data)	2018	2017	2018	2017
Net sales:
Americas	$328.2	$306.1	$608.4	$573.6
EMEA	99.3	76.1	180.3	143.9
APAC	57.7	44.9	101.2	86.6
Elimination of intersegment sales	(64.5)	(56.0)	(118.8)	(105.0)
Total net sales	$420.7	$371.1	$771.1	$699.1

Segment Adjusted Operating EBITDA:
Americas	$61.5	$59.1	$109.1	$105.9
EMEA	22.4	14.8	36.5	27.6
APAC	7.5	6.2	13.0	11.7
Total Segment Adjusted Operating EBITDA	91.4	80.1	158.6	145.2
Corporate and unallocated	(15.9)	(13.2)	(27.8)	(25.3)
Amortization expense	(9.4)	(7.7)	(17.3)	(15.5)
Depreciation expense	(4.5)	(4.0)	(8.7)	(8.0)
Transaction costs (1)	(4.7)	—	(5.9)	—
Separation expense	—	(0.3)	(0.1)	(1.2)
Restructuring expense	(1.4)	(1.1)	(1.8)	(5.7)
Gain from impairment or disposal of assets — net	0.1	0.6	0.2	0.2
Earnings from operations	55.6	54.4	97.2	89.7
Interest expense	(23.1)	(21.0)	(43.4)	(44.2)
Loss on early extinguishment of debt	—	(0.2)	—	(3.4)
Other expense — net	(15.3)	(3.3)	(23.8)	(5.1)
Earnings before income taxes	$17.2	$29.9	$30.0	$37.0
(1) Transaction costs include costs related to inventory fair value purchase accounting adjustments recorded in" Cost of sales" and professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses".

Adjusted Operating EBITDA % by segment (2):
Americas	18.7%	19.3%	17.9%	18.5%
EMEA	22.6%	19.4%	20.2%	19.2%
APAC	13.0%	13.8%	12.8%	13.5%
(2) Adjusted Operating EBITDA % in the section above is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (3):
United States	$269.7	$246.4	$493.1	$461.4
Other Americas	28.3	24.8	56.8	47.8
EMEA	78.6	62.6	140.7	116.6
APAC	44.1	37.3	80.5	73.3
Total net sales by geographic area	$420.7	$371.1	$771.1	$699.1
(3) Net sales in the section above are attributed to geographic regions based on location of customer.

As of June 30, 2018 and December 31, 2017, total assets by reportable segment are as follows:

(in millions)	June 30, 2018	December 31, 2017
Total assets by segment:
Americas	$1,468.9	$1,445.6
EMEA	338.8	112.1
APAC	155.7	128.7
Corporate	147.9	154.0
Total assets	$2,111.3	$1,840.4

18. Earnings Per Share

The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock awards, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding — Basic	139,998,308	138,972,873	139,853,748	138,866,565

Effect of dilutive securities:
Stock options	614,882	907,903	670,264	885,705
Unvested restricted stock	259,300	539,461	410,074	548,887
Unvested performance share units	198,769	241,199	197,036	162,999
Effect of dilutive securities	1,072,951	1,688,563	1,277,374	1,597,591

Weighted average shares outstanding — Diluted	141,071,259	140,661,436	141,131,122	140,464,156

Dilutive securities outstanding, not included in the computation of earnings per share because their effect was antidilutive totaled 0.8 million for each period end presented above. In addition, certain performance share units whose conditions were not met at the end of the reporting period have also been excluded from the computation of earnings per share.

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$299.7	$249.1	$(128.1)	$420.7
Cost of sales	0.9	224.8	173.8	(128.1)	271.4
Gross profit	(0.9)	74.9	75.3	—	149.3
Selling, general and administrative expenses	10.3	37.8	34.9	—	83.0
Amortization expense	—	7.2	2.2	—	9.4
Restructuring expense	—	0.2	1.2	—	1.4
Gain from impairment or disposal of assets — net	—	(0.1)	—	—	(0.1)
(Loss) earnings from operations	(11.2)	29.8	37.0	—	55.6
Interest expense	21.1	0.2	1.8	—	23.1
Other (income) expense — net	(4.4)	(3.0)	22.7	—	15.3
Equity in earnings (loss) of subsidiaries	29.6	7.0	—	(36.6)	—
Earnings (loss) before income taxes	1.7	39.6	12.5	(36.6)	17.2
Income tax (benefit) expense	(10.4)	10.0	5.5	—	5.1
Net earnings (loss)	$12.1	$29.6	$7.0	$(36.6)	$12.1
Total other comprehensive (loss) income, net of tax	(8.3)	(12.8)	(10.5)	23.3	(8.3)
Comprehensive income (loss)	$3.8	$16.8	$(3.5)	$(13.3)	$3.8

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$277.2	$195.4	$(101.5)	$371.1
Cost of sales	0.8	199.0	135.6	(101.5)	233.9
Gross profit	(0.8)	78.2	59.8	—	137.2
Selling, general and administrative expenses	9.5	40.8	24.0	—	74.3
Amortization expense	—	7.1	0.6	—	7.7
Separation expense	0.3	—	—	—	0.3
Restructuring expense	1.1	(0.1)	0.1	—	1.1
Gain from impairment or disposal of assets — net	—	(0.6)	—	—	(0.6)
(Loss) earnings from operations	(11.7)	31.0	35.1	—	54.4
Interest expense	20.2	0.2	0.6	—	21.0
Loss on early extinguishment of debt	0.2	—	—	—	0.2
Other (income) expense — net	(2.4)	(4.3)	10.0	—	3.3
Equity in earnings (loss) of subsidiaries	49.6	27.3	—	(76.9)	—
Earnings (loss) before income taxes	19.9	62.4	24.5	(76.9)	29.9
Income tax (benefit) expense	(10.2)	12.8	(2.8)	—	(0.2)
Net earnings (loss)	$30.1	$49.6	$27.3	$(76.9)	$30.1
Total other comprehensive income (loss), net of tax	4.8	6.4	4.9	(11.3)	4.8
Comprehensive income (loss)	$34.9	$56.0	$32.2	$(88.2)	$34.9

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$551.8	$453.3	$(234.0)	$771.1
Cost of sales	1.7	416.2	311.7	(234.0)	495.6
Gross profit	(1.7)	135.6	141.6	—	275.5
Selling, general and administrative expenses	19.2	75.4	64.7	—	159.3
Amortization expense	—	14.3	3.0	—	17.3
Separation expense	0.1	—	—	—	0.1
Restructuring expense	—	0.1	1.7	—	1.8
Gain from impairment or disposal of assets — net	—	(0.2)	—	—	(0.2)
(Loss) earnings from operations	(21.0)	46.0	72.2	—	97.2
Interest expense	40.2	0.5	2.7	—	43.4
Other (income) expense — net	(8.0)	(5.9)	37.7	—	23.8
Equity in earnings (loss) of subsidiaries	56.3	20.2	—	(76.5)	—
Earnings (loss) before income taxes	3.1	71.6	31.8	(76.5)	30.0
Income tax (benefit) expense	(21.5)	15.3	11.6	—	5.4
Net earnings (loss)	$24.6	$56.3	$20.2	$(76.5)	$24.6
Total other comprehensive (loss) income, net of tax	(5.7)	(12.1)	(9.1)	21.2	(5.7)
Comprehensive income (loss)	$18.9	$44.2	$11.1	$(55.3)	$18.9

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$518.6	$368.4	$(187.9)	$699.1
Cost of sales	1.7	368.7	256.4	(187.9)	438.9
Gross profit	(1.7)	149.9	112.0	—	260.2
Selling, general and administrative expenses	19.4	81.5	47.4	—	148.3
Amortization expense	—	14.2	1.3	—	15.5
Separation expense	1.2	—	—	—	1.2
Restructuring expense	4.8	0.8	0.1	—	5.7
(Gain) loss from impairment or disposal of assets — net	—	(0.4)	0.2	—	(0.2)
(Loss) earnings from operations	(27.1)	53.8	63.0	—	89.7
Interest expense	42.4	0.5	1.3	—	44.2
Loss on early extinguishment of debt	3.4	—	—	—	3.4
Other (income) expense — net	(5.1)	(9.5)	19.7	—	5.1
Equity in earnings (loss) of subsidiaries	79.6	39.9	—	(119.5)	—
Earnings (loss) before income taxes	11.8	102.7	42.0	(119.5)	37.0
Income tax (benefit) expense	(23.3)	23.1	2.1	—	1.9
Net earnings (loss)	$35.1	$79.6	$39.9	$(119.5)	$35.1
Total other comprehensive income (loss), net of tax	11.6	10.8	8.8	(19.6)	11.6
Comprehensive income (loss)	$46.7	$90.4	$48.7	$(139.1)	$46.7

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

	June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9.5	$1.0	$93.4	$—	$103.9
Restricted cash	—	—	0.3	—	0.3
Accounts receivable — net	—	—	127.5	(2.1)	125.4
Inventories — net	—	88.6	109.4	—	198.0
Prepaids and other current assets	12.8	5.2	10.6	—	28.6
Total current assets	22.3	94.8	341.2	(2.1)	456.2
Property, plant and equipment — net	0.4	69.6	45.4	0.1	115.5
Goodwill	—	832.4	104.3	—	936.7
Other intangible assets — net	—	382.1	183.7	—	565.8
Intercompany long-term note receivable	20.0	20.0	—	(40.0)	—
Due from affiliates	—	3,264.3	—	(3,264.3)	—
Investment in subsidiaries	4,071.9	—	—	(4,071.9)	—
Other non-current assets	10.3	4.5	31.8	(9.5)	37.1
Total assets	$4,124.9	$4,667.7	$706.4	$(7,387.7)	$2,111.3
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$60.4	$67.1	$(2.0)	$125.7
Accrued expenses and other liabilities	9.4	77.9	52.3	—	139.6
Short-term borrowings	—	—	30.0	—	30.0
Current portion of capital leases	—	0.5	0.1	—	0.6
Product warranties	—	16.8	10.1	—	26.9
Total current liabilities	9.6	155.6	159.6	(2.0)	322.8
Long-term debt and capital leases	1,326.1	1.0	80.7	—	1,407.8
Deferred income taxes	71.8	—	48.9	—	120.7
Pension and postretirement health obligations	49.6	4.6	—	(9.5)	44.7
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,468.9	—	795.4	(3,264.3)	—
Investment in subsidiaries	—	410.6	—	(410.6)	—
Other long-term liabilities	42.4	24.0	8.1	—	74.5
Total non-current liabilities	3,974.5	440.2	957.4	(3,724.4)	1,647.7
Total equity (deficit):
Total equity (deficit)	140.8	4,071.9	(410.6)	(3,661.3)	140.8
Total liabilities and equity	$4,124.9	$4,667.7	$706.4	$(7,387.7)	$2,111.3

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

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(45.2)	$31.2	$(274.8)	$0.8	$(288.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	285.7	—	285.7
Capital expenditures	(0.1)	(5.5)	(2.4)	—	(8.0)
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Intercompany investment	—	(24.5)	77.0	(52.5)	—
Net cash (used in) provided by investing activities	(0.1)	(30.0)	134.7	(52.5)	52.1
Cash flows from financing activities
Proceeds from long-term debt	161.0	—	100.0	—	261.0
Repayments on long-term debt and capital leases	(56.0)	(0.2)	(20.2)	—	(76.4)
Debt issuance costs	(0.4)	—	—	—	(0.4)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Exercises of stock options	4.8	—	—	—	4.8
Payments on tax withholdings for equity awards	(2.4)	—	—	—	(2.4)
Intercompany financing	(52.5)	—	—	52.5	—
Net cash provided by (used in) financing activities	54.5	(0.2)	109.8	52.5	216.6
Effect of exchange rate changes on cash	(8.5)	—	3.3	—	(5.2)
Net increase (decrease) in cash and cash equivalents and restricted cash	0.7	1.0	(27.0)	0.8	(24.5)
Balance at beginning of period	8.8	—	120.7	(0.8)	128.7
Balance at end of period	$9.5	$1.0	$93.7	$—	$104.2

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(11.0)	$22.5	$(265.5)	$—	$(254.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	257.4	—	257.4
Capital expenditures	(0.1)	(4.7)	(3.5)	—	(8.3)
Proceeds from sale of property, plant and equipment	—	6.0	—	—	6.0
Intercompany investment	(21.7)	(25.6)	—	47.3	—
Net cash (used in) provided by investing activities	(21.8)	(24.3)	253.9	47.3	255.1
Cash flows from financing activities
Proceeds from long-term debt	115.0	—	0.9	—	115.9
Repayments on long-term debt and capital leases	(70.5)	(0.2)	(1.0)	—	(71.7)
Debt issuance costs	(1.4)	—	—	—	(1.4)
Changes in short-term borrowings	—	—	4.0	—	4.0
Exercises of stock options	1.3	—	—	—	1.3
Payments on tax withholdings for equity awards	(2.6)	—	—	—	(2.6)
Intercompany financing	—	—	47.3	(47.3)	—
Net cash provided by (used in) financing activities	41.8	(0.2)	51.2	(47.3)	45.5
Effect of exchange rate changes on cash	—	—	(3.6)	—	(3.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	8.9	(2.0)	36.1	—	43.0
Balance at beginning of period	0.4	2.3	57.5	—	60.2
Balance at end of period	$9.3	$0.3	$93.6	$—	$103.2

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

We manage our business in three geographic reportable segments: Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC"). The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is made up of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment principally comprises markets in China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong, Thailand, Malaysia and New Zealand. These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. We evaluate segment performance based upon earnings before interest, taxes, other expense - net, depreciation and amortization expense and adjust for certain other items that are not reflective of our core operating performance, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction and integration costs ("Adjusted Operating EBITDA"). See Note 17, "Business Segments," included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion on our reportable segments.

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

Our 2018 strategic objectives include continued execution of our Simplification and Right-Sizing initiatives that include 80/20 pricing, product-line and customer-line simplification, product cost take out, lean manufacturing implementation, strategic sourcing, KitchenCare® operational improvements, manufacturing capacity reduction and reductions in workforce to further realize margin improvements.

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

We continue to focus on developing new product and system solutions to support future revenues, reducing long-term debt obligations and developing our acquisition pipeline. General market conditions began stabilizing in the first half of 2018. We expect the general market to gradually improve in the second half of 2018. We remain focused on pursuing sales that support our margin objectives and will continue the 80/20 customer line simplification actions as necessary to protect against margin-dilutive sales. We expect that increased demand from large chain customers, improved general market conditions, new product rollouts and the initial rollouts of our FitKitchen® systems will help drive increased sales in 2018. Our Simplification and Right-Sizing initiatives, hedging activities, additional price increases and reductions in discretionary spending are anticipated to offset, in part, the inflationary impacts from rising material and freight costs including recently enacted tariffs.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table sets forth our consolidated results for the periods presented:

	Three Months Ended June 30,		Change
(in millions)	2018	2017	$	%
Net sales	$420.7	$371.1	$49.6	13.4%
Cost of sales	271.4	233.9	37.5	16.0%
Gross profit	149.3	137.2	12.1	8.8%
Selling, general and administrative expenses	83.0	74.3	8.7	11.7%
Amortization expense	9.4	7.7	1.7	22.1%
Separation expense	—	0.3	(0.3)	(100.0)%
Restructuring expense	1.4	1.1	0.3	27.3%
Gain from impairment or disposal of assets — net	(0.1)	(0.6)	0.5	(83.3)%
Earnings from operations	55.6	54.4	1.2	2.2%
Interest expense	23.1	21.0	2.1	10.0%
Loss on early extinguishment of debt	—	0.2	(0.2)	(100.0)%
Other expense — net	15.3	3.3	12.0	363.6%
Earnings before income taxes	17.2	29.9	(12.7)	(42.5)%
Income taxes	5.1	(0.2)	5.3	(2,650.0)%
Net earnings	$12.1	$30.1	$(18.0)	(59.8)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Three Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2018	2017
Net sales:
Americas	$328.2	$306.1	$22.1	7.2%
EMEA	99.3	76.1	23.2	30.5%
APAC	57.7	44.9	12.8	28.5%
Elimination of intersegment sales	(64.5)	(56.0)	(8.5)	(15.2)%
Total net sales	$420.7	$371.1	$49.6	13.4%

Consolidated net sales totaled $420.7 million for the three months ended June 30, 2018, representing an increase of $49.6 million, or 13.4%, compared to the prior year period. The increase was primarily driven by incremental net sales from Crem, higher volumes from new product rollouts with large chain customers, increased volumes from the general market and increased pricing. These increases were partially offset by decreased KitchenCare® aftermarket sales. Foreign currency translation favorably impacted net sales for the three months ended June 30, 2018 by $7.3 million, or 2.0%.

Net sales in the Americas segment for the three months ended June 30, 2018 increased $22.1 million, or 7.2% as a result of higher third-party net sales of $22.9 million partially offset by lower intersegment sales of $0.8 million. The third-party net sales increase was primarily driven by higher volumes from both large chain customers and the general market as well as increased pricing. Hot-side product volumes increased for new rollouts by large chain customers while cold-side products volumes increased across our portfolio. These increases were offset in part by decreased KitchenCare® aftermarket sales. Foreign currency translation had a favorable impact of $1.3 million on third-party net sales for the three months ended June 30, 2018.

Net sales in the EMEA segment for the three months ended June 30, 2018 increased $23.2 million, or 30.5%, which consisted of higher third-party net sales of $17.5 million and an increase in intersegment sales of $5.7 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products. Foreign currency translation had a positive impact of $4.5 million on third-party net sales for the three months ended June 30, 2018.

Net sales in the APAC segment for the three months ended June 30, 2018 increased $12.8 million, or 28.5% as a result of higher third-party net sales of $9.2 million and an increase in intersegment sales of $3.6 million. The third-party net sales increase was driven by increased hot-side product sales to large chain customers and the general market and the contribution of incremental net sales from Crem products. Foreign currency translation had a positive impact of $1.5 million on third-party net sales for the three months ended June 30, 2018.

Analysis of Earnings from Operations

Consolidated earnings from operations for the three months ended June 30, 2018 totaled $55.6 million, an increase of $1.2 million, or 2.2%, compared to the prior year period, which was principally driven by: (i) savings from the Simplification and Right-Sizing Initiatives of $11.0 million, (ii) a $9.2 million favorable impact from increased product volumes, (iii) a $4.0 million increase resulting from favorable net pricing and (iv) a positive foreign currency translation impact of $2.1 million. These favorable impacts were partially offset by: (i) an unfavorable product mix impact of $11.9 million, (ii) $4.0 million of increased compensation expenses, (iii) increased material costs of $3.4 million, (iv) $3.2 million of acquisition-related transaction and integration costs and (v) an incremental loss from Crem operations of $0.2 million, which includes $1.6 million of increased amortization expense associated with acquisition-related intangible assets.

Total selling, general and administrative expenses, which are included in earnings from operations discussed directly above, amounted to $83.0 million for the three months ended June 30, 2018, an increase of $8.7 million, or 11.7%, compared to the prior year period. This increase was principally due to: (i) $3.4 million of costs associated with the Crem operations, (ii) $3.2 million of professional services and other direct costs incurred in connection with the acquisition and integration of Crem, (iii) an unfavorable impact from foreign currency translation of $1.9 million and (iv) increased compensation costs of $1.3 million. These increases are partially offset by lower employee related expenses of $1.4 million resulting from company-wide workforce reductions completed in 2017.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Three Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2018	2017
Segment Adjusted Operating EBITDA:
Americas	$61.5	$59.1	$2.4	4.1%
EMEA	22.4	14.8	7.6	51.4%
APAC	7.5	6.2	1.3	21.0%
Total Segment Adjusted Operating EBITDA	$91.4	$80.1	$11.3	14.1%

Adjusted Operating EBITDA in the Americas segment for the three months ended June 30, 2018 increased by $2.4 million, or 4.1%. This increase was primarily driven by favorable product volumes of $14.2 million and savings of $8.6 million from the Simplification and Right-Sizing Initiatives. These increases were partially offset by: (i) $12.5 million of unfavorable product mix, (ii) $3.4 million of unfavorable net pricing impacts, (iii) $2.9 million of increased material costs and (iv) $2.7 million of higher compensation costs.

Adjusted Operating EBITDA in the EMEA segment for the three months ended June 30, 2018 increased by $7.6 million, or 51.4%, which was primarily driven by: (i) $2.4 million positive contribution from the Crem operations, (ii) savings from the Simplification and Right-Sizing Initiatives of $2.0 million, (iii) $2.0 million of favorable net pricing impacts, (iv) $1.2 million of favorable foreign currency translation impact and (v) a favorable product mix impact of $1.0 million.

Adjusted Operating EBITDA in the APAC segment for the three months ended June 30, 2018 increased by $1.3 million or 21.0% primarily driven by higher product volumes and incremental benefit from the Crem operations.

Analysis of Non-Operating Income Statement Items

For the three months ended June 30, 2018, interest expense was $23.1 million, a $2.1 million increase from the prior year period, primarily due to increased borrowings in connection with the Crem acquisition, partially offset by two repricing events of our Term Loan B facility in 2017.

For the three months ended June 30, 2018, "Other expense—net" was $15.3 million, a $12.0 million increase from the prior year period. The increase was primarily due to foreign currency transaction losses on debt totaling $9.1 million and a loss of $2.2 million on the foreign currency hedge for the Crem Acquisition purchase price.

Analysis of Income Taxes

Our effective tax rate for the three months ended June 30, 2018 and 2017 was 29.7% and a negative 0.7%, respectively. The increase in the effective tax rate for the three months ended June 30, 2018 relative to the three months ended June 30, 2017 was primarily due to lower discrete tax benefits. During the three months ended June 30, 2017, we released the relevant valuation allowance of $9.5 million for certain entities recorded against deferred tax assets in the United Kingdom ("UK"). This increase was partially offset by the reduction in the U.S. federal statutory rate to 21.0% for 2018 as compared to 35.0% for 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table sets forth our consolidated results for the periods presented:

	Six Months Ended June 30,		Change
Millions of dollars	2018	2017	$	%
Net sales	$771.1	$699.1	$72.0	10.3%
Cost of sales	495.6	438.9	56.7	12.9%
Gross profit	275.5	260.2	15.3	5.9%
Selling, general and administrative expenses	159.3	148.3	11.0	7.4%
Amortization expense	17.3	15.5	1.8	11.6%
Separation expense	0.1	1.2	(1.1)	(91.7)%
Restructuring expense	1.8	5.7	(3.9)	(68.4)%
Gain from impairment or disposal of assets — net	(0.2)	(0.2)	—	—%
Earnings from operations	97.2	89.7	7.5	8.4%
Interest expense	43.4	44.2	(0.8)	(1.8)%
Loss on early extinguishment of debt	—	3.4	(3.4)	(100.0)%
Other expense — net	23.8	5.1	18.7	366.7%
Earnings before income taxes	30.0	37.0	(7.0)	(18.9)%
Income taxes	5.4	1.9	3.5	184.2%
Net earnings	$24.6	$35.1	$(10.5)	(29.9)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Dollars of Sales
	Six Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2018	2017
Net sales:
Americas	$608.4	$573.6	$34.8	6.1%
EMEA	180.3	143.9	36.4	25.3%
APAC	101.2	86.6	14.6	16.9%
Elimination of intersegment sales	(118.8)	(105.0)	(13.8)	13.1%
Total net sales	$771.1	$699.1	$72.0	10.3%

Consolidated net sales totaled $771.1 million for the six months ended June 30, 2018, representing an increase of $72.0 million, or 10.3%, compared to the prior year period. The increase was primarily driven by incremental net sales from Crem, higher volumes from new product rollouts with large chain customers and increased pricing. These increases were partially offset by decreased KitchenCare® aftermarket sales. Foreign currency translation favorably impacted net sales for the six months ended June 30, 2018 by $17.6 million, or 2.5%.

Net sales in the Americas segment for the six months ended June 30, 2018 increased $34.8 million, or 6.1% as a result of higher third-party net sales of $35.1 million and a decrease in intersegment sales of $0.3 million. The third-party net sales increase was primarily driven by higher volumes of hot-side products for new rollouts by large chain customers as well as higher volumes of cold-side products and increased pricing. These increases were offset in part by decreased KitchenCare® aftermarket sales. Foreign currency translation had a favorable impact of $2.7 million on third-party net sales for the six months ended June 30, 2018.

Net sales in the EMEA segment for the six months ended June 30, 2018 increased $36.4 million, or 25.3%, which consisted of higher third-party net sales of $27.7 million and an increase in intersegment sales of $8.7 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products, higher sales volumes of hot-side products resulting from a new product rollout with a large chain customer and increases in the general market as well as improved KitchenCare® aftermarket sales. Foreign currency translation had a positive impact of $12.2 million on third-party net sales for the six months ended June 30, 2018.

Net sales in the APAC segment for the six months ended June 30, 2018 increased $14.6 million, or 16.9% as a result of higher third-party sales of $9.2 million and an increase in intersegment sales of $5.4 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products as well as increased volumes for hot-side products partially offset by lower Fabristeel project sales. Foreign currency translation had a positive impact of $2.7 million on third-party net sales for the six months ended June 30, 2018.

Analysis of Earnings from Operations

Consolidated earnings from operations for the six months ended June 30, 2018 totaled $97.2 million, an increase of $7.5 million, or 8.4%, compared to the prior year period, which was principally driven by: (i) savings from the Simplification and Right-Sizing Initiatives of $21.2 million, (ii) $16.0 million favorable impact from increased product volumes, (iii) a positive foreign currency translation impact of $4.6 million, (iv) lower restructuring expenses of $3.9 million and (v) favorable net pricing impacts of $3.5 million. These favorable impacts were partially offset by: (i) an unfavorable product mix impact of $22.8 million, (ii) $8.0 million of increased compensation expenses, (iii) increased material costs of $4.9 million, (iv) $4.4 million of acquisition-related transaction and integration costs and (iii) an incremental loss from Crem operations $0.2 million, which includes $1.6 million of increased amortization expense associated with acquisition-related intangible assets.

Total selling, general and administrative expenses, which are included in earnings from operations discussed directly above, amounted to $159.3 million for the six months ended June 30, 2018, an increase of $11.0 million, or 7.4%, compared to the prior year period. This increase was principally due to: (i) an unfavorable impact from foreign currency translation of $4.5 million, (ii) $4.4 million of professional services and other direct costs incurred in connection with the acquisition and integration of Crem, (iii) increased compensation costs of $4.4 million and (iv) $3.4 million of costs associated with the Crem operations. These increases are partially offset by lower employee related expenses of $2.8 million resulting from company-wide workforce reductions completed in 2017 and lower controllable spending of $2.9 million.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Six Months Ended June 30,		Dollar Change Fav / (Unfav)	Percent Change Fav / (Unfav)
(in millions)	2018	2017
Segment Adjusted Operating EBITDA:
Americas	$109.1	$105.9	$3.2	3.0%
EMEA	36.5	27.6	8.9	32.2%
APAC	13.0	11.7	1.3	11.1%
Total Segment Adjusted Operating EBITDA	$158.6	$145.2	$13.4	9.2%

Adjusted Operating EBITDA in the Americas segment for the six months ended June 30, 2018 increased by $3.2 million, or 3.0%. This increase was primarily driven by: (i) favorable product volumes of $17.5 million, (ii) savings of $16.0 million from the Simplification and Right-Sizing Initiatives and (iii) $3.3 million of general spending decreases. These increases were partially offset by (i) $23.6 million of unfavorable product mix, (ii) higher compensation costs of $5.4 million, (iii) increased material costs of $4.0 million and (iv) $1.9 million of unfavorable net pricing.

Adjusted Operating EBITDA in the EMEA segment for the six months ended June 30, 2018 increased by: $8.9 million, or 32.2%, which was primarily driven by: (i) savings from the Simplification and Right-Sizing Initiatives of $4.2 million, (ii) $2.9 million in favorable foreign currency translation and (iii) $2.4 million positive contribution from the Crem operations. These increases were partially offset by higher compensation costs.

Adjusted Operating EBITDA in the APAC segment for the six months ended June 30, 2018 increased $1.3 million or 11.1%. This increase was primarily driven by higher product volumes and incremental benefit from the Crem operations partially offset by higher compensation and overhead costs.

Analysis of Non-Operating Income Statement Items

For the six months ended June 30, 2018, interest expense was $43.4 million, a $0.8 million decrease from the prior year period, which was primarily due to two repricing events of our Term Loan B facility in 2017 partially offset by increased borrowings. Additionally, the loss on early extinguishment of debt of $3.4 million recognized during the six months ended June 30, 2017 includes the correction of an error: during the first quarter of 2017, we recorded an out-of-period adjustment of $2.7 million for the loss incurred on prepayments made on our Term Loan B Facility (as defined herein) in 2016 related to unamortized debt issuance costs. No such adjustment was recorded in the corresponding period in 2018.

For the six months ended June 30, 2018, "Other expense—net" was $23.8 million, an increase of $18.7 million over the prior year period. This increase is primarily attributable to the loss of $10.0 million on the foreign currency hedge for the Crem Acquisition purchase price and to foreign currency transaction losses on debt totaling $9.1 million.

Analysis of Income Taxes

Our effective tax rate for the six months ended June 30, 2018 and 2017 was 18.0% and 5.1%, respectively. The increase in the Company's effective tax rate for the six months ended June 30, 2018 relative to the six months ended June 30, 2017 was primarily due to net lower discrete tax benefits of $4.6 million. This increase was partially offset by the reduction in the U.S. federal statutory rate to 21.0% for 2018 as compared to 35.0% for 2017.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. At June 30, 2018, we had $103.9 million of cash and cash equivalents, 90% of which was outside of the U.S. Because most of our cash held in the U.S. is used to meet debt service obligations and we maintain significant operations outside of the U.S., a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S., irrespective of the Tax Act. The Tax Act includes the Deemed Repatriation Transition Tax provision ("Transition Tax") that imposes a tax on foreign earnings whether or not such earnings are repatriated to the U.S. As a result of the Transition Tax, management is reviewing the current position on the reinvestment of the earnings of foreign subsidiaries outside of the U.S. This review may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations, ongoing analysis of the Tax Act and gathering additional information to make a more informed decision for our intent to reinvest earnings of foreign subsidiaries indefinitely outside the U.S.

Our primary future cash needs are currently expected to be centered on operating activities, working capital, debt service, capital investments and acquisitions. On April 19, 2018, we acquired Crem for total consideration of $220.3 million, which was funded through cash on hand and additional borrowings under existing credit lines. We currently estimate that our annual capital expenditures will be approximately $35.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs; however, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) overall liquidity in the capital markets, (ii) the state of the economy and (iii) our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of June 30, 2018 totaled $104.2 million, a decrease of $24.5 million from the December 31, 2017 balance of $128.7 million.

The following summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in millions)	2018	2017	Change
Cash provided by (used in):
Operating activities	$(288.0)	$(254.0)	$(34.0)
Investing activities	52.1	255.1	(203.0)
Financing activities	216.6	45.5	171.1
Effect of exchange rate changes on cash	(5.2)	(3.6)	(1.6)
Net change in cash, cash equivalents and restricted cash	$(24.5)	$43.0	$(67.5)

Effective January 1, 2018, we adopted ASU No.2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," that requires us to classify consideration received for beneficial interest obtained in connection with the sale of trade receivables into our accounts receivable securitization program as investing activities instead of operating activities. The retrospective impact on our consolidated statement of cash flows for the six months ended June 30, 2017 was a $257.4 million decrease to cash provided by operating activities and a corresponding increase to cash provided by investing activities.

Cash flows used in operating activities for the six months ended June 30, 2018 were $288.0 million compared to $254.0 million for the six months ended June 30, 2017. Net Income adjusted for non-cash items and the loss on remeasurement of debt and other realized foreign currency derivative transactions included in net income increased $18.3 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was offset by: (i) an increase in accounts receivable and the beneficial interest associated with the sale of trade receivables totaling $46.7 million resulting from increased revenues, (ii) a $7.5 million net increase in inventory to support our revenue generation requirements and (iii) a net increase in other assets and liabilities totaling $1.9 million.

Cash flows provided by investing activities for the six months ended June 30, 2018 were $52.1 million as compared to $255.1 million for the six months ended June 30, 2017. The decrease in cash provided by investing activities was primarily attributable to $215.6 million of net cash used in the Crem Acquisition. Also contributing to the decrease was a $10.0 million loss on the settlement of the foreign exchange currency contract entered into to mitigate the currency price fluctuations on the contracted Crem acquisition price. The prior year period included proceeds totaling $6.0 million from the sale of our Cleveland and Sellersburg properties. No such proceeds were received in the current year period. These decreases were partially offset by an increase in cash receipts from the beneficial interest on securitized receivables totaling $28.3 million.

Cash flows provided by financing activities for the six months ended June 30, 2018 and 2017 were $216.6 million and $45.5 million, respectively. The increase in cash provided by financing activities was primarily attributable to borrowings associated with the Crem Acquisition

Financing Resources

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

In February 2018, we entered into an amendment to the 2016 Credit Agreement, which increased the Consolidated Total Leverage Ratio for each of the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 to 5.25:1.00. The required ratio level will then reduce 0.25 each subsequent quarter until the ratio reaches 4.00:1.00 in the quarter ending September 30, 2019.

In April 2018, we entered into an Incremental Revolving Facility Amendment to the 2016 Credit Agreement whereby the aggregate revolving commitments were increased by $50.0 million to $275.0 million.

At June 30, 2018, the Term Loan B balance was $815.0 million with a weighted average interest rate of 5.07% per annum. The interest rate on the Term Loan B Facility fluctuates based on LIBOR or a Prime rate plus an applicable margin. At June 30, 2018, this facility bore interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor, or an alternate base rate plus an applicable margin, which is 1.00% lower than for LIBOR loans.

At June 30, 2018, the Revolving Facility balance was $210.0 million with a weighted average interest rate of 4.58% per annum. We had $3.3 million in outstanding stand-by letters of credit and $61.7 million available for additional borrowings under the Revolving Facility. During the six months ended June 30, 2018, the highest daily borrowing was $260.0 million and the average borrowing was $139.7 million. The interest rate on the Revolving Facility fluctuates based upon LIBOR or an alternate base rate plus a spread, which is based upon our Consolidated Total Leverage Ratio. As of June 30, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively, given our effective Consolidated Total Leverage Ratio.

The 2016 Credit Agreement contains financial covenants including, but not limited to, (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four quarters, in each case, as defined in the 2016 Credit Agreement. The current levels of the financial covenants under the Senior Secured Credit Facilities are set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
June 30, 2018	5.25:1.00	5.03:1.00	3.00:1.00	3.31:1.00

The 2016 Credit Agreement also includes negative covenants that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness.

As of June 30, 2018, we were in compliance with all affirmative and negative covenants in our debt instruments, including the financial covenants under the 2016 Credit Agreement and the Senior Notes Indenture. Based on our forecasted operating performance and cash flows, management believes we will continue to remain in compliance with such debt covenants in the next twelve-month period. However, there is no certainty that our actual operating performance and cash flows will not be substantially different from forecasted results resulting in a failure to comply with the tightening Consolidated Total Leverage Ratio. To the extent we fail to comply with our debt covenants, we would be required to obtain a waiver from the lenders or the lenders would be entitled to accelerate the repayment of any outstanding 2016 Credit Agreement obligations, and exercise all other rights and remedies. Any acceleration of the repayment of the outstanding obligations under the 2016 Credit Agreement could also trigger an acceleration of the Senior Notes, either of which may have a material adverse impact on our financial condition and results of operations and no assurance can be given that we would have the financial ability to repay all of such obligations.

Our obligations under the Senior Secured Credit Facilities are jointly and severally guaranteed by certain of our existing and future direct and indirect wholly-owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries and (iii) special purpose securitization vehicles).

There is a first priority perfected lien on substantially all our assets and property and proceeds therefrom excluding certain excluded assets. The liens securing our obligations under the Revolving Facility and the Term Loan B Facility are pari passu.

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

The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the U.S. in reliance on Regulation S) under the Securities Act. In September 2016, we completed an exchange offer pursuant to which all the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered pursuant under the Securities Act of 1933, as amended.

As of June 30, 2018, $425.0 million aggregate principal amount of Senior Notes was outstanding, with a weighted average interest rate of 9.80% per annum.

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

We must generally offer to repurchase all the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

Revolving Loan Facility

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bears interest at LIBOR plus an applicable margin of 1.90% and matures on April 18, 2019. This facility is secured by Manitowoc China Foodservice Co. LTD, a wholly owned subsidiary.

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how management evaluates our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data, we make this data available to all investors. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash used in operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Free Cash Flow:
Net cash used in operating activities	$(134.5)	$(89.6)	$(288.0)	$(254.0)
Capital expenditures	(4.3)	(3.4)	(8.0)	(8.3)
Cash receipts on beneficial interest in sold receivables	153.9	141.5	285.7	257.4
Free Cash Flow	$15.1	$48.5	$(10.3)	$(4.9)

Adjusted Operating EBITDA

In addition to analyzing our results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense - net, depreciation and amortization plus certain items such as gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt and acquisition-related transaction and integration costs. Management uses Adjusted Operating EBITDA as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. Adjusted Operating EBITDA reconciles to net earnings presented in accordance with U.S. GAAP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentage data)	2018	2017	2018	2017
Adjusted Operating EBITDA:
Net earnings	$12.1	$30.1	$24.6	$35.1
Income taxes	5.1	(0.2)	5.4	1.9
Other expense — net (1)	15.3	3.3	23.8	5.1
Loss on early extinguishment of debt	—	0.2	—	3.4
Interest expense	23.1	21.0	43.4	44.2
Earnings from operations	55.6	54.4	97.2	89.7
Gain from impairment or disposal of assets — net	(0.1)	(0.6)	(0.2)	(0.2)
Restructuring expense	1.4	1.1	1.8	5.7
Separation expense	—	0.3	0.1	1.2
Amortization expense	9.4	7.7	17.3	15.5
Depreciation	4.5	4.0	8.7	8.0
Transaction costs (2)	4.7	—	5.9	—
Total Adjusted Operating EBITDA	$75.5	$66.9	$130.8	$119.9

Adjusted Operating EBITDA margin (3)	17.9%	18.0%	17.0%	17.2%
(1) Prior year presentation adjusted for three and six months ended June 30, 2017 by $0.4 million and $0.7 million, respectively. This relates to periodic pension costs that have been reclassified from Selling, general and administrative expenses to "Other expense — net" in accordance with the adoption of accounting guidance in Accounting Standards Update 2017-07.
(2) Transaction costs include $1.5 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three and six months ended June 30, 2018 and $3.2 million and $4.4 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses", for the three and six months ended June 30, 2018, respectively.
(3) Adjusted Operating EBITDA margin in the section above is calculated by dividing Adjusted Operating EBITDA for each period by net sales for the corresponding period.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We refer to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt, acquisition-related transaction and integration costs and foreign currency transaction gain or loss, net of taxes. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are helpful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. Beginning in the second quarter of 2018, we updated our definitions of Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share to exclude foreign currency transaction gains and losses. The prior periods have been revised as necessary to reflect these changes for consistency of presentation. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2018	2017	2018	2017
Adjusted Net Earnings:
Net earnings	$12.1	$30.1	$24.6	$35.1
Gain from impairment or disposal of assets — net	(0.1)	(0.6)	(0.2)	(0.2)
Restructuring expense	1.4	1.1	1.8	5.7
Separation expense	—	0.3	0.1	1.2
Loss on early extinguishment of debt	—	0.2	—	3.4
Transaction costs (1)	6.9	—	15.9	—
Foreign currency transaction loss (2)	11.2	1.5	10.4	3.1
Tax effect of adjustments (3)	(2.7)	(0.8)	(2.5)	(4.7)
Total Adjusted Net Earnings	$28.8	$31.8	$50.1	$43.6

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.09	$0.21	$0.17	$0.25
(Gain) loss from disposal of assets — net per share	—	—	—	—
Restructuring expense per share	0.01	0.01	0.01	0.04
Separation expense per share	—	—	—	0.01
Loss on early extinguishment of debt per share	—	—	—	0.02
Transaction costs per share (1)	0.04	—	0.12	—
Foreign currency transaction loss per share (2)	0.08	0.01	0.07	0.02
Tax effect of adjustments per share (3)	(0.02)	—	(0.02)	(0.03)
Total Adjusted Diluted Net Earnings Per Share	$0.20	$0.23	$0.35	$0.31
(1) Transaction costs include $1.5 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three and six months ended June 30, 2018; and $3.2 million and $4.4 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the three and six months ended June 30, 2018, respectively. Also included are losses of $2.2 million and $10.0 million for the three and six months ended June 30, 2018, respectively, related to a foreign currency hedge of the acquisition purchase price of Crem recorded in "Other expense — net".
(2) Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(3) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We refer to Organic Net Sales. Organic Net Sales reflect net sales before the impact of acquisitions and foreign currency translation. The impact from foreign currency translation is calculated by translating current period balances at prior period rates. We believe this measure is helpful to investors in assessing the ongoing performance of our underlying businesses. Organic Net Sales reconciles to net sales presented in accordance with U.S. GAAP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net sales (as reported)	$420.7	$371.1	$771.1	$699.1
Less: Crem acquisition	(18.6)	—	(18.6)	—
Foreign currency translation	(6.8)	—	(17.1)	—
Organic Net Sales	$395.3	$371.1	$735.4	$699.1

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2017 except for the adoption of Accounting Standards Update 2014-09 "Revenue from Contracts with Customers (Topic 606)," as discussed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Cautionary Note Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations and assumptions on which those plans or objectives are based. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•
risks related to our substantial levels of indebtedness, including our ability to comply with covenants contained in our debt agreements or obtain any necessary waivers or amendments, generate sufficient cash to comply with principal and interest repayment obligations, and refinance such indebtedness on favorable terms;

•
risks that our actual operating performance and cash flows are substantially different from forecasted results impacting our ability to comply with our debt covenants or pursue our strategic objectives, among other things;

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

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting the Company's products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements such as the North America Free Trade Agreement, or the occurrence of trade wars;

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

•	risks associated with data security and technology systems, including our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;

•	actions of activist shareholders;

•	unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, and tax legislation;

•	our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;

•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits; and

•	other events outside the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed below, the Company's market risk disclosures have not materially changed since its Annual Report on Form 10-K for the year ended December 31, 2017 was filed. The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

At June 30, 2018, certain of the Company's United Kingdom-based foreign subsidiaries held $110.0 million in U.S. dollar denominated debt that will expose the Company to additional foreign currency exchange rate fluctuations between the U.S. dollar and British pounds. Foreign currency rate fluctuations related to this debt are reflected in the consolidated statement of operations.

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

Changes in Internal Control Over Financial Reporting

The Company completed the acquisition of Crem on April 19, 2018. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Crem's internal control over financial reporting as of June 30, 2018. Excluding the acquisition, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating Crem into its existing control procedures from its date of acquisition. The Company does not anticipate the integration of the acquired company to result in changes that would materially affect its internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Form 10-Q. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Recent political and trade friction between the United States and China has escalated and could adversely affect our business.

On March 22, 2018, the President of the United States announced actions that the U.S. government would take based on the findings of an investigation under Section 301 of the Trade Act of 1974. These actions included a proposed 25% tariff on approximately $50 billion worth of imports from China, pursuit of dispute settlement in the World Trade Organization and restrictions on investment in the United States directed or facilitated by China. The first tranche of tariffs relating to $34 billion worth of Chinese goods were implemented on July 6, 2018, and the second tranche of tariffs relating to $16 billion worth of Chinese Goods are expected to take effect August 23, 2018. In addition, the Office of the United States Trade Representative (“USTR”) has expressed support for the U.S. President's direction that the USTR identify an additional $200 billion worth of Chinese goods for an additional tariff. China’s Ministry of Commerce (the “Ministry”) has responded to these various U.S. tariff actions by announcing an equivalent set of tariffs on U.S. goods imported into China, some of which have already been implemented. The Ministry’s spokesman has also indicated that China would respond with comprehensive quantitative and qualitative measures if the United States releases the additional tariff list and continues to threaten such retaliatory measures.

While we cannot fully assess the magnitude of the tariffs' effect, particularly as the scope and duration of these trade actions remains uncertain and continues to evolve as of the date of this report, these actions are expected to increase the cost of materials for our products and may cause our products to become less competitive due to price increases or less profitable due to lower margins.  Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
4.1	Indenture, dated April 27, 2018, between the Company and U.S. Bank, as trustee.	Exhibit 4.1 to Registration Statement on Form S-3 filed April 27, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 9, 2018

Welbilt, Inc.

/s/ Hubertus M. Muehlhaeuser
Hubertus M. Muehlhaeuser
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Haresh Shah
Haresh Shah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)