Form 10-K/A
period 2017-12-31
Welbilt, Inc.
filed 2018-11-20
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the registrant’s Common Stock as of February 22, 2018 was 139,801,878.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated.

Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment" or "Form 10-K/A") amends the Annual Report on Form 10-K for the year ended December 31, 2017 originally filed with the Securities and Exchange Commission ("SEC") on March 1, 2018 (the "Original Filing") by Welbilt, Inc. (the "Company," "Welbilt," "we," "our" or "us").

Restatement and Revision

As previously disclosed, on November 5, 2018, the Audit Committee of the Board of Directors of the Company, after considering the recommendation of management and after consulting with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm (“PwC”), determined that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2016 and the related report of PwC as it relates to such period included in the Original Filing should no longer be relied upon because of prior period errors.

The purpose of this Amendment is to restate the Company’s previously issued consolidated financial statements and related disclosures as of and for the year ended December 31, 2016 and revise the Company’s consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2015, in each case, to reflect the correction of prior period errors relating to the computation of income taxes as well as certain other adjustments, previously determined to be immaterial, individually and in the aggregate. The impact of the restatement and revision to the quarterly periods in 2017 and 2016 have been reflected within the unaudited quarterly information in Part II, Item 8. "Financial Statements and Supplementary Data."

The revision of the Company's previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2017, the three months ended March 31, 2018 and the three and six months ended June 30, 2018 will be included in the Company's future Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2018, March 31, 2019 and June 30, 2019, respectively. In addition, the impacts on the 2018 and 2017 quarters will be included in the September 30, 2018 Form 10-Q, when filed.

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified a material weakness and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A. In addition, the Company's independent registered public accounting firm has restated their report on the Company’s internal control over financial reporting and issued an adverse opinion.

Amendment

For ease of reference, this Amendment amends and restates the Original Filing solely to the extent necessary to reflect the correction of the errors discussed above and make corresponding revisions to our financial data appearing elsewhere in this Amendment. In particular, revisions to the Original Filing have been made to the following sections:

•	Part I, Item 1A. Risk Factors,

•	Part II, Item 6. Selected Financial Data,

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

•	Part II, Item 8. Financial Statements and Supplementary Data, and

•	Part II, Item 9A. Controls and Procedures.

•	Part IV, Item 15. Schedule II - Valuation and Qualifying Accounts

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained in the Original Filing.

In addition, as required by applicable rules, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

WELBILT, INC.
Index to Annual Report on Form 10-K/A
For the Year Ended December 31, 2017

PRESENTATION OF INFORMATION

On January 29, 2015, our former parent, The Manitowoc Company, Inc. ("MTW"), announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. ("MFS") held the foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis whereby each MTW stockholder received one share of MFS common stock for every share of MTW common stock held as of the applicable record date (the "Distribution"), and MFS became an independent, publicly-traded company. In this Annual Report on Form 10-K/A, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including those that appear in this Annual Report on Form 10-K/A. These trademarks are registered trademarks or the subject of pending trademark applications in the U.S. and other jurisdictions. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K/A are generally listed without the ®, TM and SM symbols, but we will assert, to the fullest extent under applicable law, our rights in such trademarks, service marks and trade names.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K/A, including matters discussed under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations, assumptions on which those plans or objectives are based and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," “should” or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in this Annual Report on Form 10-K/A for the year ended December 31, 2017 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•
risks and uncertainties relating to the material weakness in our internal control over financial reporting, which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;

•
our inability to successfully remediate the material weakness in our internal control over financial reporting and the risk that additional information may arise that would require us to make further adjustments or revisions to our financial statements or delay the filing of our financial statements;

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

•	risks associated with data security and technology systems and protections;

•	our ability to adequately prevent or mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities targeted at large, multi-national companies;

•	actions of activist shareholders;

•	unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, and tax legislation;

•	our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;

•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits;

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

Our end customer base is comprised of a wide variety of foodservice providers, including large multinational and regional full-service restaurants as well as hotels and QSR chains, chained and independent casual and family dining restaurants, caterers; convenience and retail stores, lodging, resort, leisure and convention facilities; healthcare facilities; schools and universities; and many other foodservice outlets (collectively "end customers"). We differentiate ourselves from the competition through the ability to provide not only best-in-class food and beverage equipment, but also entire and smart digitally enabled kitchen solutions designed to help our customers to improve productivity, quality and profitability. This allows us to provide one face to our customers for all our brands and is supported by world class culinary expertise and experienced key account management for our larger global chain customers. We support our sales efforts with a variety of marketing efforts including digital marketing, presence at foodservice shows, culinary events, trade-specific advertising and cooperative distributor merchandising.

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

In APAC, we provide foodservice equipment in over 20 countries throughout Asia, including China, Australia, Japan, Philippines, South Korea, Singapore, Indonesia, Taiwan, Hong Kong, Thailand, Malaysia, and New Zealand. Our APAC segment contributed net sales including intercompany sales of $190.2 million during the year ended December 31, 2017, representing 13.2% of total Welbilt net sales before eliminations.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, uncertainties and cautionary statements, together with the other disclosures in this Form 10-K/A. Any of the following risks and uncertainties could materially and adversely affect our business, results of operations or financial condition. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.

As described under Item 9A. "Controls and Procedures” below, management has concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2017 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We intend to remediate this material weakness. While we believe these steps will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt agreements will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our debt agreements, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

The timing, declaration, amount and payment of any future dividends to stockholders will fall within the discretion of our Board and will depend on many factors, including our financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our existing debt or debt that we may incur in the future may limit or prohibit the payment of dividends. For more information, see "Dividend Policy" as part of Item 5.—"Market of Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "MFS" on March 4, 2016. Prior to that date, there was no public trading market for shares of our common stock. On March 6, 2017, our shares commenced trading under the Company's new name, Welbilt, Inc., and a new New York Stock Exchange ticker symbol, “WBT.”

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

Holders

As of February 22, 2018, there were 1,642 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data as of and for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016, from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A. Such consolidated financial data reflects the correction of certain errors discussed in the Explanatory Note to this Form 10-K/A and in Note 1, "Business and Organization" associated with the restatement and revisions of the consolidated financial statements. We derived the selected combined financial data for the fiscal years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our combined financial statements that are not included in this Annual Report on Form 10-K/A, and which reflect the impact of the revisions to our previously issued combined financial statements for prior period income tax errors.

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

The selected historical consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K/A and Item 7.—"Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2017	2016	2015	2014 (4)	2013 (4)
(in millions, except per share data)		(As Restated)
Statements of Operations Data:
Net sales	$1,445.4	$1,456.1	$1,570.1	$1,581.3	$1,541.8
Depreciation and amortization	47.9	48.5	51.0	53.0	51.4
Earnings before income taxes	121.4	102.2	196.4	185.7	204.6
Net earnings	132.9	71.5	156.1	159.4	145.6
Earnings per share — Basic (1)	$0.96	$0.52	$1.14	$1.16	$1.06
Earnings per share — Diluted (1)	$0.94	$0.51	$1.14	$1.16	$1.06

Balance Sheets Data (at end of year):
Adjusted working capital (2)	$132.4	$118.9	$88.0	$72.7	$74.0
Total assets	1,840.4	1,769.1	1,754.0	1,898.3	1,918.2
Long-term obligations (3)	1,232.2	1,281.3	2.3	3.6	1.7
Capital expenditures	20.7	16.0	13.2	25.3	33.6
(1) On March 4, 2016, MTW distributed 137.0 million shares of our common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per share and the average number of common shares outstanding were retrospectively restated for the number of shares outstanding immediately following this transaction. The same number of shares was used to calculate basic and diluted earnings per share, for the prior periods presented, since no equity awards were outstanding prior to the Spin-Off.
(2) Working capital is defined as net receivables and inventory less trade accounts payable.
(3) Long-term obligations include long-term capital lease obligations.
(4) Revised for $0.4 million and $0.5 million of additional income tax expense for the years ended December 31, 2014 and 2013, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes of Welbilt, Inc. and its consolidated subsidiaries included in Part II, Item 8 of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods or what our financial condition, results of operation and cash flows would have been had Welbilt, Inc. been an independent, publicly-traded company prior to March 4, 2016. This Annual Report on Form 10-K/A, including matters discussed under the Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Notes Regarding Forward-Looking Information" and Item 1A.—"Risk Factors" for a discussion of uncertainties, risks and assumptions that may cause actual results to differ materially from those contained in any forward-looking statements.

RESTATEMENT AND REVISION OF THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment No. 1 to Form 10-K (this "Amendment" or "Form 10-K/A"), amends and restates our consolidated financial statements and related disclosures in Part II, Item 8. "Financial Statements and Supplementary Data" as of and for the year ended December 31, 2016 and revises our consolidated financial statements as of and for the years ended December 31, 2017 and 2015, to reflect the correction of certain errors discussed in the Explanatory Note to this Form 10-K/A and in Note 1, "Business and Organization." Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the restatements and revisions.

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

Our products are sold in over 100 countries globally, across the Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). Our products, services and solutions are marketed through a worldwide network of 3,500 distributors and dealers and distributors under our portfolio of 12 award-winning brands, including Cleveland, Convotherm, Delfield, fitkitchen, Frymaster, Garland, Kolpak, Lincoln, Manitowoc Ice, Merco, Merrychef and Multiplex. All of our products are supported by KitchenCare, our aftermarket parts and repair service business. Our scale and expertise enable us to serve a global customer base across the world in continually evolving foodservice markets. For the years ended December 31, 2017, 2016 and 2015, we generated revenue of $1,445.4 million, $1,456.1 million and $1,570.1 million, respectively.

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

These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. We evaluate segment performance based upon earnings before interest, taxes, other (income) expense - net, depreciation and amortization expense and is adjusted for certain other non-cash or non-recurring items, including gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt ("Adjusted Operating EBITDA"). Adjusted Operating EBITDA is a non-GAAP measure, and our presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies. Beginning in January 2017, we updated our performance measure and definition of Adjusted Operating EBITDA (previously titled "Operating EBITA") to additionally exclude at the segment level depreciation expense, gain or loss from impairment or disposal of assets, restructuring, separation charges and loss on early extinguishment of debt. All prior segment information has been recast to reflect these changes for consistency of presentation. See "-Non-GAAP Financial Measures" below for important information regarding the use of non-GAAP financial measures. See Note 22, "Business Segments" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for further discussion on our reportable segments.

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

Results of Operations

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Our consolidated results comprised the following for the years ended December 31, 2017 and 2016:

	2017	2016	$ Change	% Change
(in millions)		(As Restated)
Net sales	$1,445.4	$1,456.1	$(10.7)	(0.7)%
Cost of sales	908.5	922.3	(13.8)	(1.5)%
Gross profit	536.9	533.8	3.1	0.6%
Gross profit margin	37.1%	36.7%
Selling, general and administrative expenses	278.2	291.1	(12.9)	(4.4)%
Amortization expense	31.2	31.2	—	—%
Separation expense	1.6	6.5	(4.9)	(75.4)%
Restructuring expense	10.8	2.5	8.3	332.0%
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	(7.3)	(221.2)%
Earnings from operations	219.1	199.2	19.9	10.0%
Interest expense	86.9	85.2	1.7	2.0%
Interest expense on notes with MTW — net	—	0.1	(0.1)	(100.0)%
Loss on early extinguishment of debt	1.7	2.7	(1.0)	(37.0)%
Other expense — net	9.1	9.0	0.1	1.1%
Earnings before income taxes	121.4	102.2	19.2	18.8%
Income taxes	(11.5)	30.7	(42.2)	(137.5)%
Net earnings	$132.9	$71.5	$61.4	85.9%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the years ended December 31, 2017 and 2016:

	2017	2016	$ Change	% Change
(in millions)		(As Restated)
Net sales:
Americas	$1,166.8	$1,186.1	$(19.3)	(1.6)%
EMEA	296.5	287.6	8.9	3.1%
APAC	190.2	190.9	(0.7)	(0.4)%
Elimination of intersegment sales	(208.1)	(208.5)	0.4	(0.2)%
Total net sales	$1,445.4	$1,456.1	$(10.7)	(0.7)%

Consolidated net sales totaled $1,445.4 million for the year ended December 31, 2017, representing a $10.7 million, or 0.7%, decrease compared to the prior year. This decrease was primarily driven by lower volumes of $33.7 million in part due to 80/20 customer line simplification and partially offset by positive net pricing of $24.0 million, which includes $14.4 million of pricing realization from our Simplification and Right-Sizing Initiatives. Prior year net sales for this period included $14.5 million from operations in Latin America and China that were divested in 2016. In addition, foreign currency translation negatively impacted net sales for the year ended December 31, 2017 by $1.4 million, or 0.1%.

Net sales in the Americas segment for the year ended December 31, 2017 decreased $19.3 million, or 1.6%, which consisted of a decrease in third-party net sales of $15.5 million and lower intersegment net sales of $3.8 million. The third-party net sales decrease was driven by lower sales of both hot-side and cold-side products due in part to 80/20 customer line simplification. Foreign currency translation had a positive impact of $2.0 million on third-party net sales for the year ended December 31, 2017.

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

Net sales in the APAC segment for the year ended December 31, 2017 decreased $0.7 million, or 0.4%, which consisted of an increase in third-party net sales of $3.3 million, offset by lower intersegment sales of $4.0 million. Third-party net sales increased primarily due to higher sales of hot-side and cold-side products and improved KitchenCare sales partially offset by the divestiture of a parts and field service business in China in January 2017. Foreign currency translation had a minimal impact on third-party net sales for the year ended December 31, 2017.

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

Total selling, general and administrative expenses were $278.2 million for the year ended December 31, 2017, a decrease of $12.9 million, or 4.4%, compared to the prior year. The decrease was principally driven by: (i) lower incentive compensation of $5.6 million, (ii) lower employee benefit related expenses of $4.2 million associated with group health insurance and pension benefit expenses, (iii) lower concessions and bad debt expense of $3.1 million and (iv) $2.5 million of reduced costs associated with company-wide reductions in force completed in 2017. These decreases were partially offset by a $2.4 million increase in stock-based compensation expense.

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

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2017, interest expense was $86.9 million, a $1.7 million increase from the prior year, which was primarily due to interest expense being recorded for only a portion of 2016 as we issued $1,400.0 million of long-term debt as a result of the Spin-Off in the first quarter of 2016. The loss on early extinguishment of debt of $1.7 million recognized during the year ended December 31, 2017 includes both the extinguishment associated with two debt repricing events in 2017. The loss on early extinguishment of debt of $2.7 million recorded during the year ended December 31, 2016 relates to prepayments on our Term Loan B facility.

Analysis of Income Taxes

Income taxes for the year ended December 31, 2017 were a benefit of $11.5 million, which was a decrease of $42.2 million compared to the prior year. This decrease was primarily due to a $45.5 million benefit from the revaluation of the U.S. deferred tax assets and liabilities at the reduced enacted rate and resulted in a reduction in our effective tax rate from 30.0% for the year ended December 31, 2016 to (9.5)% for the year ended December 31, 2017. In addition, a valuation allowance of $8.6 million was released during the year ended December 31, 2017 that was recorded against the deferred tax assets for certain entities in the United Kingdom. A $3.5 million net state tax benefit was recorded in 2017 primarily due to revised estimates of our state tax liabilities. These benefits were partially offset by the Deemed Repatriation Transition Tax ("Transition Tax") of $13.5 million on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries.

Our effective tax rate varies from the 35.0% U.S. federal statutory rate due to the relative weighting of foreign earnings before income taxes and foreign taxes that are generally lower than the U.S. federal statutory rate in addition to the adjustments related to the impact of the Tax Act enacted in 2017.

Domestic earnings before income taxes in 2017 represent 26.8% of total earnings and a favorable 3.5% effective tax rate impact for net lower taxes on foreign income due in part to changes in foreign tax laws, whereas 2016 domestic earnings represent 30.8% of total earnings and a favorable 4.8% effective tax rate impact for net lower taxes on foreign income. The 2017 and 2016 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25.0%.

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

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Our consolidated results comprised the following for the years ended December 31, 2016 and 2015:

	2016	2015	$ Change	% Change
(in millions)	(As Restated)
Net sales	$1,456.1	$1,570.1	$(114.0)	(7.3)%
Cost of sales	922.3	1,068.4	(146.1)	(13.7)%
Gross profit	533.8	501.7	32.1	6.4%
Gross profit margin	36.7%	32.0%
Selling, general and administrative expenses	291.1	291.6	(0.5)	(0.2)%
Amortization expense	31.2	31.4	(0.2)	(0.6)%
Separation expense	6.5	4.3	2.2	51.2%
Restructuring expense	2.5	4.6	(2.1)	(45.7)%
Loss from impairment or disposal of assets - net	3.3	9.9	(6.6)	(66.7)%
Earnings from operations	199.2	159.9	39.3	24.6%
Interest expense	85.2	1.4	83.8	5,985.7%
Interest expense (income) on notes with MTW — net	0.1	(15.8)	15.9	(100.6)%
Loss on early extinguishment of debt	2.7	—	2.7	N/M
Other expense (income) — net	9.0	(22.1)	31.1	(140.7)%
Earnings before income taxes	102.2	196.4	(94.2)	(48.0)%
Income taxes	30.7	40.3	(9.6)	(23.8)%
Net earnings	$71.5	$156.1	$(84.6)	(54.2)%
N/M = Not Meaningful

Analysis of Net sales

Net sales for our reportable segments comprised the following for the years ended December 31, 2016 and 2015:

	2016	2015	$ Change	% Change
(in millions)	(As Restated)
Net sales:
Americas	$1,186.1	$1,323.7	$(137.6)	(10.4)%
EMEA	287.6	281.6	6.0	2.1%
APAC	190.9	191.1	(0.2)	(0.1)%
Elimination of intersegment sales	(208.5)	(226.3)	17.8	(7.9)%
Total net sales	$1,456.1	$1,570.1	$(114.0)	(7.3)%

Consolidated net sales totaled $1,456.1 million for the year ended December 31, 2016, representing a $114.0 million, or 7.3%, decrease compared to the prior year, which was primarily driven by a 10.4% decrease in the Americas segment. Prior year net sales included $122.1 million from Kysor Panel Systems ("KPS"), which was sold in December 2015. In addition, foreign currency translation negatively impacted net sales for the year ended December 31, 2016 by $26.4 million, or 1.8%.

Net sales in the Americas segment for the year ended December 31, 2016 decreased $137.6 million, or 10.4%, primarily due to the divestiture of KPS in December 2015, which caused a decrease of approximately $122.1 million. Adjusted for the divestiture of KPS, net sales decreased $15.5 million from the prior year, which is a non-GAAP measure that consisted of a decrease in third-party net sales of $12.5 million and lower intersegment net sales of $3.0 million. The $12.5 million third-party net sales decrease year-over-year was due to softness in sales of hot-side products and a reduction in KitchenCare sales of $2.9 million, partially offset by an increase of $28.7 million in pricing realization from our Simplification and Right-Sizing Initiatives. Foreign currency translation had an $8.1 million negative impact on third-party net sales for the year ended December 31, 2016.

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

Total selling, general and administrative expenses amounted to $291.1 million for the year ended December 31, 2016, a decrease of $0.5 million, or 0.2%, compared to the prior year. The decrease was principally driven by the impact from the divestiture of KPS of approximately $9.7 million, cost containment savings of $7.8 million and savings from the Simplification and Right-Sizing Initiatives of approximately $6.9 million. These decreases were partially offset by a $9.4 million increase in incentive compensation expense, a $5.8 million increase from the impact of foreign currency translation, $6.4 million of costs allocated to Welbilt in connection with the Spin-Off and the impact from the acquisition of Welbilt Thailand of $1.3 million.

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

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2016, interest expense was $85.2 million, an $83.8 million increase from the prior year, which was due to the issuance of $1,400.0 million of long-term debt as a result of the Spin-Off in the first quarter of 2016. Interest expense (income) on notes with MTW—net reflects net interest income on funding provided by us to MTW via intercompany debt settled immediately prior to the Spin-Off. Other expense (income)—net reflects primarily amortization of deferred financing fees on the aforementioned long-term debt, gains and losses on the disposal of businesses and foreign currency gains and losses. The loss on early extinguishment of debt of $2.7 million recorded during the year ended December 31, 2016 relates to prepayments on our Term Loan B facility. The decrease in other (income) expense, net of $31.1 million was due primarily to a $9.9 million gain on the sale of KPS in December 2015, the $5.4 million gain on sale of a certain investment property in 2015, a $4.9 million gain on the acquisition of Welbilt Thailand in October 2015 and $4.8 million of deferred financing costs recognized during the year ended December 31, 2016 in connection with the aforementioned debt issuance.

Analysis of Income Taxes

Income taxes for the year ended December 31, 2016 was $30.7 million, a decrease of $9.6 million, or 23.8%, from the prior year, which was primarily due to a decrease in earnings before income taxes of $94.2 million. The effective income tax rate was 30.0% and 20.5% for the years ended December 31, 2016 and 2015, respectively. The change was due to nonrecurring 2015 items and a change in the mix of earnings in jurisdictions without a valuation allowance.

Domestic earnings before income taxes in 2016 represent 30.8% of total earnings and a favorable 4.8% effective tax rate impact for net lower taxes on foreign income, whereas 2015 domestic earnings represent 61.8% of total earnings and a 9.6% effective tax rate benefit for net lower taxes on foreign income. The 2016 and 2015 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25.0%.

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

Sources and Uses of Cash

The table below shows a summary of cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
(in millions)		(As Restated)
Net cash provided by (used in):
Operating activities	$137.8	$124.3	$143.0
Investing activities	(3.4)	(20.4)	59.1
Financing activities	(51.7)	(81.2)	(183.1)
Effect of exchange rate changes on cash	(8.1)	(0.9)	(3.5)
Net change in cash and cash equivalents	$74.6	$21.8	$15.5

Operating Activities

Cash and cash equivalents on-hand at December 31, 2017 amounted to $128.4 million, compared to $53.8 million at December 31, 2016. Cash flows from operating activities for the year ended December 31, 2017 was $137.8 million, an increase of $13.5 million compared to the prior year. The increase in cash flows from operating activities was primarily due to a year over year increase in earnings from operations totaling $19.9 million and a provision of cash from accounts receivables totaling $10.8 million in 2017 compared to a usage of cash totaling $8.3 million in 2016 due to the timing of collections. These increases were partially offset by additional cash paid for interest of $25.1 million during 2017 due to a full-year of long-term debt outstanding that was issued as a result of the Spin-Off in the first quarter of 2016.

Cash flows from operating activities during 2016 were $124.3 million, a decrease of $18.7 million compared to the prior year. The decrease in cash flow from operating activities was primarily due to cash paid for interest of $69.6 million during the year ended December 31, 2016 on $1,400.0 million of long-term debt issued as a result of the Spin-Off. This was partially offset by the timing of cash payments on trade accounts payable of $14.5 million.

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

Cash flows used in financing activities for the year ended December 31, 2016 was $81.2 million, primarily due to the dividend payment of $1,362.0 million to MTW, the repayment of long-term debt of $186.8 million and cash paid of $41.3 million for costs incurred in connection with the issuance of debt, partially offset by debt issuance proceeds of $1,501.1 million.

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

Off-Balance Sheet Arrangements

The Company's disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•
The Company disclosed its accounts receivable securitization arrangement in Note 11, "Accounts Receivable Securitization," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

•
The Company leases various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 21, "Leases," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$1,265.0	$—	$—	$—	$25.0	$—	$1,240.0
Interest obligations	447.2	76.2	76.1	76.1	76.1	76.1	66.6
Capital leases	2.7	0.7	0.7	0.6	0.5	0.2	—
Operating leases	43.5	13.3	11.2	7.6	5.1	3.4	2.9
Income tax payable	26.4	13.9	1.1	1.1	1.1	2.0	7.2
Purchase obligations	99.6	86.1	4.9	3.9	2.3	2.4	—
Total contractual obligations	$1,884.4	$190.2	$94.0	$89.3	$110.1	$84.1	$1,316.7

Unrecognized tax benefits totaling $12.3 million as of December 31, 2017, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, "Income Taxes (As Restated)," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for disclosures surrounding uncertain income tax positions.

We maintain defined benefit pension plans for some of our operations in the U.S., EMEA and APAC. In 2017, cash contributions by us to all pension plans were $5.4 million, and we estimate that our pension plan contributions will be approximately $8.4 million in 2018. See Note 20,"Employee Benefit Plans" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for further discussion.

Please refer to Note 17, "Contingencies and Significant Estimates," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A. where we have disclosed our environmental, health, safety, contingencies and other matters.

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

	Years Ended December 31,
	2017	2016	2015
(in millions)		(As Restated)
Free Cash Flow:
Net cash provided by operating activities	$137.8	$124.3	$143.0
Capital expenditures	(20.7)	(16.0)	(13.2)
Free Cash Flow	$117.1	$108.3	$129.8

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

	Years Ended December 31,
	2017	2016	2015
(in millions, except percentage data)		(As Restated)
Adjusted Operating EBITDA:
Net earnings	$132.9	$71.5	$156.1
Income taxes	(11.5)	30.7	40.3
Other expense (income) — net	9.1	9.0	(22.1)
Loss on early extinguishment of debt	1.7	2.7	—
Interest expense (income) on notes with MTW — net	—	0.1	(15.8)
Interest expense	86.9	85.2	1.4
Earnings from operations	219.1	199.2	159.9
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Restructuring expense	10.8	2.5	4.6
Separation expense	1.6	6.5	4.3
Amortization expense	31.2	31.2	31.4
Depreciation	16.7	17.3	19.6
Total Adjusted Operating EBITDA	$275.4	$260.0	$229.7

Adjusted Operating EBITDA margin (1)	19.1%	17.9%	14.6%
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

	Years Ended December 31,
	2017	2016	2015
(in millions, except per share data)		(As Restated)
Adjusted Net Earnings:
Net earnings	$132.9	$71.5	$156.1
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Restructuring expense	10.8	2.5	4.6
Separation expense	1.6	6.5	4.3
Loss on early extinguishment of debt	1.7	2.7	—
Tax Cuts and Jobs Act	(32.0)	—	—
Tax effect of adjustments (1)	(4.9)	(5.8)	(7.0)
Total Adjusted Net Earnings	$106.1	$80.7	$167.9

Adjusted Diluted Net Earnings Per Share(2):
Diluted net earnings per share	$0.94	$0.51	$1.14
(Gain) loss from impairment or disposal of assets — net per share	(0.03)	0.02	0.07
Restructuring expense per share	0.08	0.02	0.03
Separation expense per share	0.01	0.05	0.03
Loss on early extinguishment of debt per share	0.01	0.02	—
Tax Cuts and Jobs Act per share	(0.23)	—	—
Tax effect of adjustments per share (1)	(0.03)	(0.04)	(0.05)
Total Adjusted Diluted Net Earnings Per Share	$0.75	$0.58	$1.22
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

	Years Ended December 31,
	2017	2016
(in millions)		(As Restated)
Net sales (as reported)	$1,445.4	$1,456.1
Less: Latin America Kysor Panel Systems sales	—	(10.6)
Less: China field service sales	—	(4.0)
Foreign currency translation	1.4	—
Organic Net Sales	$1,446.8	$1,441.5

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed a number of accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for more detailed description of these and other accounting policies of Welbilt.

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

Corporate Expense Allocations - The combined financial statements for the periods prior to the Spin-Off include expense allocations for (1) corporate support functions that were provided on a centralized basis at MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to Welbilt based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which were previously partially allocated to Welbilt or other methodologies deemed appropriate by management. Debt obligations of MTW, specifically those that relate to the enterprise senior notes, term loans and revolving credit facilities, have not been allocated to us as we were not an obligor nor a party to the obligations between MTW and the debt holders. Corresponding financing costs related to these debt obligations likewise were not allocated to us as we did not participate in these enterprise financing activities. See Note 24, "Net Parent Company Investment and Related Party Transactions," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for additional discussions on expense allocations.

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

Accounts receivable and Allowance for Doubtful Accounts - Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. Our estimate for the allowance for doubtful accounts related to trade receivables includes evaluation of specific accounts where we have information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates.

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

When the Company chooses not to perform a qualitative assessment, or if, based on the qualitative assessment, the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 9, "Goodwill and Other Intangible Assets," for further details on the Company's impairment assessments.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 20, "Employee Benefit Plans," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for a summary of the impact of a 0.5% change in the discount rate and rate of return on plan assets and a 1% change on health care trend rates would have on our financial statements.

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

Recent Accounting Changes and Pronouncements

See Note 2, "Summary of Significant Accounting Policies," in our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

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

As of December 31, 2017, we had $425.0 million of fixed rate debt outstanding under our Senior Notes with a fair value of approximately $483.8 million. The terms of the Senior Notes do not generally allow investors to demand payment of these obligations prior to maturity. However, we do have exposure to fair value risk if we repurchase or exchange Senior Notes prior to maturity. In the fourth quarter of 2017, we entered into an interest rate swap with a total notional amount of $425.0 million that terminates in February 2024 to manage this risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Financial Statement Schedule:

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Welbilt, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Welbilt, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control Over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2016 financial statements to correct errors.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for income taxes existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Tampa, Florida
March 1, 2018, except for the effects of the restatement and revision discussed in Note 1 to the consolidated financial statements and Footnote 2 to the financial statement schedule, the effects of the restatement to the consolidating statement of cash flows discussed in Note 26, and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 19, 2018

We have served as the Company’s auditor since 2015.

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
		(As Restated)
Net sales	$1,445.4	$1,456.1	$1,570.1
Cost of sales	908.5	922.3	1,068.4
Gross profit	536.9	533.8	501.7
Selling, general and administrative expenses	278.2	291.1	291.6
Amortization expense	31.2	31.2	31.4
Separation expense	1.6	6.5	4.3
Restructuring expense	10.8	2.5	4.6
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Earnings from operations	219.1	199.2	159.9
Interest expense	86.9	85.2	1.4
Interest expense (income) on notes with MTW — net	—	0.1	(15.8)
Loss on early extinguishment of debt	1.7	2.7	—
Other expense (income) — net	9.1	9.0	(22.1)
Earnings before income taxes	121.4	102.2	196.4
Income taxes	(11.5)	30.7	40.3
Net earnings	$132.9	$71.5	$156.1
Per share data
Earnings per share — Basic	$0.96	$0.52	$1.14
Earnings per share — Diluted	$0.94	$0.51	$1.14
Weighted average shares outstanding — Basic	138,995,541	137,906,284	137,016,712
Weighted average shares outstanding — Diluted	140,707,092	139,714,120	137,016,712
The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2017	2016	2015
		(As Restated)
Net earnings	$132.9	$71.5	$156.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.2	(1.9)	(25.2)
Unrealized gain (loss) on derivatives	2.8	2.6	(0.8)
Employee pension and post-retirement benefits	(5.6)	0.4	2.2
Total other comprehensive income (loss), net of tax	11.4	1.1	(23.8)
Comprehensive income	$144.3	$72.6	$132.3

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2017	2016
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$128.4	$53.8
Restricted cash	0.3	6.4
Accounts receivable, less allowances of $4.0 and $5.3, respectively	83.7	81.7
Inventories — net	152.3	145.6
Prepaids and other current assets	19.0	13.9
Current assets held for sale	—	6.8
Total current assets	383.7	308.2
Property, plant and equipment — net	112.2	109.1
Goodwill	846.1	845.3
Other intangible assets — net	461.4	484.4
Other non-current assets	37.0	22.1
Total assets	$1,840.4	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$103.6	$108.4
Accrued expenses and other liabilities	169.5	177.6
Current portion of capital leases	0.7	1.6
Product warranties	24.1	27.9
Current liabilities held for sale	—	0.7
Total current liabilities	297.9	316.2
Long-term debt and capital leases	1,232.2	1,281.3
Deferred income taxes	91.3	145.0
Pension and postretirement health obligations	48.3	47.4
Other long-term liabilities	67.1	35.6
Total non-current liabilities	1,438.9	1,509.3
Commitments and contingencies (Note 17)
Total equity (deficit):
Common stock ($0.01 par value, 300,000,000 shares authorized, 139,491,860 shares and 138,601,327 shares issued and 139,440,470 shares and 138,562,016 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(54.7)	(70.6)
Retained earnings	189.1	56.2
Accumulated other comprehensive loss	(32.0)	(43.4)
Treasury Stock, at cost, 51,390 shares and zero shares, respectively	(0.2)	—
Total equity (deficit)	103.6	(56.4)
Total liabilities and equity	$1,840.4	$1,769.1

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2017	2016	2015
		(As Restated)
Cash flows from operating activities
Net earnings	$132.9	$71.5	$156.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	16.7	17.3	19.6
Amortization of intangible assets	31.2	31.2	31.4
Amortization of debt issuance costs	5.5	4.7	—
Loss on early extinguishment of debt	1.7	2.7	—
Deferred income taxes	(64.3)	(7.6)	(29.0)
Stock-based compensation expense	11.1	6.3	2.3
(Gain) loss from impairment or disposal of assets — net	(4.0)	3.3	9.9
Loss (gain) on divestitures and acquisitions	0.2	—	(14.8)
Changes in operating assets and liabilities, excluding the effects of business acquisitions or dispositions:
Accounts receivable	10.8	(8.3)	(7.5)
Inventories	(1.8)	(3.6)	4.7
Other assets	(0.6)	(11.5)	1.4
Accounts payable	(7.9)	(11.1)	(25.6)
Other current and long-term liabilities	6.3	29.4	(5.5)
Net cash provided by operating activities	137.8	124.3	143.0
Cash flows from investing activities
Capital expenditures	(20.7)	(16.0)	(13.2)
Proceeds from sale of property, plant and equipment	12.3	0.5	—
Changes in restricted cash	6.2	(6.0)	(0.6)
Acquisition of intangible assets	(1.2)	—	—
Business acquisitions, net of cash acquired	—	—	(5.3)
Proceeds from dispositions	—	1.1	78.2
Net cash (used in) provided by investing activities	(3.4)	(20.4)	59.1
Cash flows from financing activities
Proceeds from long-term debt and capital leases	155.0	1,501.1	0.5
Repayments on long-term debt and capital leases	(204.1)	(186.8)	(0.7)
Proceeds from short-term borrowings	4.0	—	—
Repayment of short-term borrowings	(4.0)	—	—
Debt issuance costs	(2.0)	(41.3)	—
Dividend paid to MTW	—	(1,362.0)	—
Net transactions with MTW	—	(4.6)	(182.9)
Exercises of stock options	4.8	16.2	—
Payments on tax withholdings for equity awards	(5.4)	(3.8)	—
Net cash used in financing activities	(51.7)	(81.2)	(183.1)
Effect of exchange rate changes on cash	(8.1)	(0.9)	(3.5)
Net increase in cash and cash equivalents	74.6	21.8	15.5
Balance at beginning of period	53.8	32.0	16.5
Balance at end of period	$128.4	$53.8	$32.0
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$34.3	$42.1	$13.2
Cash paid for interest	94.7	69.6	—

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity (Deficit)
Balance at December 31, 2014	—	$—	$—	$—	$1,276.0	$(20.7)	$—	$1,255.3
Net earnings	—	—	—	—	156.1	—	—	156.1
Other comprehensive income	—	—	—	—	—	(23.8)	—	(23.8)
Net decrease in parent company investment	—	—	—	—	(176.0)	—	—	(176.0)
Balance at December 31, 2015	—	—	—	—	1,256.1	(44.5)	—	1,211.6
Net earnings (As Restated)	—	—	—	56.2	15.3	—	—	71.5
Net transfers to MTW	—	—	—	—	(1,362.0)	—	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	—	—	(1.0)
Reclassification of net investment to additional paid-in capital (As Restated)	—	—	(91.6)	—	91.6	—	—	—
Issuance of common stock at Spin-Off	137,016,712	1.4	(1.4)	—	—	—	—	—
Issuance of common stock, stock-based compensation plans	1,584,615	—	16.2	—	—	—	—	16.2
Stock-based compensation expense	—	—	6.3	—	—	—	—	6.3
Adjustments in connection with the Spin-Off (As Restated)	—	—	(0.1)	—	—	—	—	(0.1)
Other comprehensive income	—	—	—	—	—	1.1	—	1.1
Balance at December 31, 2016 (As Restated)	138,601,327	1.4	(70.6)	56.2	—	(43.4)	—	(56.4)
Net earnings	—	—	—	132.9	—	—	—	132.9
Issuance of common stock, stock-based compensation plans	890,533	—	4.8	—	—	—	—	4.8
Stock-based compensation expense	—	—	11.1	—	—	—	—	11.1
Other comprehensive income	—	—	—	—	—	11.4	—	11.4
Value of shares in deferred compensation plan		—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2017	139,491,860	$1.4	$(54.7)	$189.1	$—	$(32.0)	$(0.2)	$103.6

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Notes to Consolidated Financial Statements

1. Business and Organization

The Spin-Off and Rebranding

On January 29, 2015, the Company's former parent, The Manitowoc Company, Inc. ("MTW"), announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. ("MFS") held the foodservice business. Then on March 4, 2016, MTW distributed all the MFS common stock to MTW's shareholders on a pro rata basis, and MFS became an independent, publicly-traded company (the "Distribution"). In this Annual Report on Form 10-K/A, "Spin-Off" refers to both the above described internal reorganization and the Distribution, collectively.

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

Restatement of Previously Issued Consolidated Financial Statements

During the third quarter of 2018, the Company identified errors in previously issued financial statements related to the tax basis of a foreign subsidiary and incorrect tax amortization of the intangible assets held by the same entity. These errors impacted the tax determinations of certain intercompany distributions between foreign subsidiaries, thereby resulting in an understatement of U.S. tax liabilities. In addition, the Company discovered certain intercompany transactions were not recorded on a timely basis. While these intercompany transactions had no impact to the Company’s consolidated earnings before income taxes, they did result in an incorrect recognition of income tax expense or benefit recognized in each applicable jurisdiction, thereby resulting in an understatement of U.S. tax liabilities. The impact of these income tax errors, along with other prior period income tax errors previously corrected for as out-of-period adjustments in the period of identification, resulted in a $5.4 million net understatement of the Company's previously recognized income tax expense in 2016.

As a result of these income tax errors, which materially misstated the previously issued 2016 financial statements, the consolidated financial statements of the Company as of and for the year ended December 31, 2016 have been restated. In addition, there were certain other prior period errors, including but not limited to the following:

•	$2.7 million understatement of the loss incurred on early extinguishment of debt in 2016, which was initially identified and corrected for as an out-of-period correction in 2017;

•
$2.9 million of net tax errors that primarily originated prior to 2016 and would have increased net parent company investment prior to the Spin-Off, which were identified and initially corrected for as an out-of-period correction in 2016; and

•
In 2016, subsequent to the initial accounting for the Spin-Off, the Company incorrectly reduced the carrying value of deferred tax liabilities through a credit to retained earnings of $7.2 million. In 2017, the Company adjusted for this error through an out-of-period adjustment to additional paid-in capital, which then resulted in a misclassification between cumulative retained earnings and additional paid-in capital.

Each of these errors were previously determined to be immaterial, individually and in the aggregate, and were corrected for and disclosed as out-of-period adjustments in the period of identification. These and other immaterial errors have been corrected for in this restatement.

Revision of Previously Issued Consolidated Financial Statements

The income tax and other prior period errors, including those noted above, also impacted the previously issued 2017 and 2015 financial statements but did not result in such financial statements being materially misstated. However, in order to correctly reflect the errors in the appropriate period, management has revised the 2017 and 2015 previously issued financial statements in this Form 10-K/A.

The effects of correcting the errors in the 2017 revision and the 2016 restatement on the line items within the Company's consolidated balance sheets as of December 31, 2017 and 2016 are as follows:

	December 31, 2017			December 31, 2016
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Restated
Accrued expenses and other liabilities	$161.7	$7.8	$169.5	$174.5	$3.1	$177.6
Total current liabilities	290.1	7.8	297.9	313.1	3.1	316.2
Long-term debt and capital leases	1,232.2	—	1,232.2	1,278.7	2.6	1,281.3
Deferred income taxes (1)	92.3	(1.0)	91.3	137.8	7.2	145.0
Total non-current liabilities	1,439.9	(1.0)	1,438.9	1,499.5	9.8	1,509.3
Additional paid-in capital (deficit)	(63.3)	8.6	(54.7)	(72.0)	1.4	(70.6)
Retained earnings	204.5	(15.4)	189.1	70.5	(14.3)	56.2
Total equity (deficit)	110.4	(6.8)	103.6	(43.5)	(12.9)	(56.4)
(1) In 2017, the income tax error related to a valuation allowance.

The effects of correcting the errors in the restatement and revision on the respective line items within the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised
Loss on early extinguishment of debt	$4.4	$(2.7)	$1.7
Other expense (income) — net	9.0	0.1	9.1
Earnings before income taxes	118.8	2.6	121.4
Income taxes	(15.2)	3.7	(11.5)
Net earnings	134.0	(1.1)	132.9

Per share data
Earnings per share — Basic	$0.96	$—	$0.96
Earnings per share — Diluted	$0.95	$(0.01)	$0.94

	Year Ended December 31, 2016
(in millions, except per share data)	As Reported	Adjustment	As Restated
Net sales	$1,456.6	$(0.5)	$1,456.1
Cost of sales	923.8	(1.5)	922.3
Gross profit	532.8	1.0	533.8
Selling, general and administrative expenses	290.1	1.0	291.1
Loss on early extinguishment of debt	—	2.7	2.7
Other expense (income) — net	9.1	(0.1)	9.0
Earnings before income taxes	104.8	(2.6)	102.2
Income taxes	25.3	5.4	30.7
Net earnings	79.5	(8.0)	71.5

Per share data
Earnings per share — Basic	$0.58	$(0.06)	$0.52
Earnings per share — Diluted	$0.57	$(0.06)	$0.51

	Year Ended December 31, 2015
(in millions, except per share data)	As Reported	Adjustment	As Revised
Income taxes	$39.3	$1.0	$40.3
Net earnings	157.1	(1.0)	156.1

Per share data
Earnings per share — Basic	$1.15	$(0.01)	$1.14
Earnings per share — Diluted	$1.15	$(0.01)	$1.14

The effects of correcting the errors in the restatement and revision on the respective line items within the Company's consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$134.0	$(1.1)	$132.9
Comprehensive income	145.4	(1.1)	144.3

	Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Restated
Net earnings	$79.5	$(8.0)	$71.5
Comprehensive income	80.6	(8.0)	72.6

	Year Ended December 31, 2015
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$157.1	$(1.0)	$156.1
Comprehensive income	133.3	(1.0)	132.3

The effects of correcting the errors in the restatement and revision on the respective line items within the Company’s consolidated statements of equity for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in millions)	As Reported	Adjustment	As Revised
Balance at December 31, 2014
Net Parent Company Investment	$1,272.1	$3.9	$1,276.0
Total Equity	1,251.4	3.9	1,255.3
Net earnings	157.1	(1.0)	156.1
Total Equity balance at December 31, 2015	1,208.7	2.9	1,211.6

(in millions)	As Reported	Adjustment	As Restated / Revised
Balance at December 31, 2015
Net Parent Company Investment (As Revised)	$1,253.2	$2.9	$1,256.1
Total Equity (As Revised)	1,208.7	2.9	1,211.6
Net earnings (As Restated)	79.5	(8.0)	71.5
Adjustments in connection with the Spin-Off (As Restated)	7.7	(7.8)	(0.1)
Total Equity balance at December 31, 2016 (As Restated)	(43.5)	(12.9)	(56.4)

(in millions)	As Reported	Adjustment	As Restated / Revised
Balance at December 31, 2016
Additional Paid-In Capital (Deficit) (As Restated)	$(72.0)	$1.4	$(70.6)
Retained Earnings (As Restated)	70.5	(14.3)	56.2
Total Equity (Deficit) (As Restated)	(43.5)	(12.9)	(56.4)
Net earnings (As Revised)	134.0	(1.1)	132.9
Total Equity balance at December 31, 2017 (As Revised)	110.4	(6.8)	103.6

(in millions)	As Reported	Adjustment	As Revised
Balance at December 31, 2017
Additional Paid-In Capital (Deficit)	$(63.3)	$8.6	$(54.7)
Retained Earnings	204.5	(15.4)	189.1

The effects of correcting the errors in the restatement and revision on the respective line items within the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$134.0	$(1.1)	$132.9
Amortization of debt issuance costs	5.4	0.1	5.5
Loss on early extinguishment of debt	4.4	(2.7)	1.7
Deferred income taxes	(63.3)	(1.0)	(64.3)
Other current and long-term liabilities	1.6	4.7	6.3

	Year Ended December 31, 2016
(in millions)	As Reported	Adjustment	As Restated
Net earnings	$79.5	$(8.0)	$71.5
Amortization of debt issuance costs	4.8	(0.1)	4.7
Loss on early extinguishment of debt	—	2.7	2.7
Deferred income taxes	(9.9)	2.3	(7.6)
Other current and long-term liabilities	27.8	1.6	29.4
Net cash provided by operating activities	125.8	(1.5)	124.3
Net transactions with MTW	(6.1)	1.5	(4.6)
Net cash used in financing activities	(82.7)	1.5	(81.2)

	Year Ended December 31, 2015
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$157.1	$(1.0)	$156.1
Deferred income taxes	(30.0)	1.0	(29.0)

All relevant footnotes to the consolidated financial statements in this Form 10-K/A have also been restated or revised to reflect the items discussed above. In addition, the impact of such errors on the 2017 and 2016 unaudited quarterly financial statements is included in Note 23, "Quarterly Financial Data (Unaudited)."

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

As of December 31, 2017, the estimated future amortization of intangible assets, other than goodwill, excluding the impact of any future acquisitions or divestitures is as follows:

(in millions)
Year ending December 31:
2018	$33.7
2019	33.4
2020	33.2
2021	28.8
2022	26.7
Thereafter	128.1
$283.9

10. Accounts Payable and Accrued Expenses and Other Liabilities

Accounts payable and accrued expenses and other liabilities at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
(in millions)		(As Restated)
Accounts payable:
Trade accounts payable	$103.6	$108.4
Total accounts payable	$103.6	$108.4
Accrued expenses and other liabilities:
Interest payable	$7.8	$15.7
Income taxes payable	13.9	5.6
Employee related expenses	30.8	29.8
Restructuring expenses	5.0	3.3
Profit sharing and incentives	11.5	14.2
Accrued rebates	50.0	56.0
Deferred revenue - current	4.2	4.4
Customer advances	2.6	7.4
Product liability	1.4	2.3
Miscellaneous accrued expenses	42.3	38.9
Total accrued expenses and other liabilities	$169.5	$177.6

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

12. Debt

Outstanding debt at December 31, 2017 and 2016 is summarized as follows:

	2017	2016
(in millions)		(As Restated)
Revolving credit facility	$25.0	$63.5
Term Loan B	815.0	825.0
Senior Notes due 2024	425.0	425.0
Capital leases	2.7	3.3
Total debt and capital leases, including current portion	1,267.7	1,316.8
Less current portion of capital leases	(0.7)	(1.6)
Less unamortized debt issuance costs (1)	(26.4)	(33.9)
Less hedge accounting fair value adjustment (2)	(8.4)	—
Total long-term debt and capital leases	$1,232.2	$1,281.3
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

During the second, third and fourth quarters of 2016, the Company made voluntary prepayments of the outstanding principal on the Term Loan B Facility of $25.0 million, $45.0 million and $80.0 million, respectively, and incurred losses for the write-off of the related unamortized debt issuance costs of $0.5 million, $0.8 million and $1.4 million, respectively, totaling $2.7 million which is included in "Loss on early extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2016.

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

13. Income Taxes (As Restated)

As further described in Note 1, "Business and Organization," the Company has restated for 2016, and revised for 2017 and 2015, its previously issued consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

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

"Earnings before income taxes" in the consolidated statements of operations is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
(in millions)		(As Restated)
Domestic	$32.5	$31.5	$121.3
Foreign	88.9	70.7	75.1
Total	$121.4	$102.2	$196.4

"Income taxes" in the consolidated statements of operations is comprised of the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
(in millions)		(As Restated)
Current:
Federal and state	$28.2	$19.7	$51.1
Foreign	24.6	18.6	18.2
Total current expense	52.8	38.3	69.3
Deferred:
Federal and state	(56.6)	(9.2)	(26.9)
Foreign	(7.7)	1.6	(2.1)
Total deferred benefit	(64.3)	(7.6)	(29.0)
Income taxes	$(11.5)	$30.7	$40.3

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
		(As Restated)
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income (benefit) provision	(2.6)	0.9	1.9
Manufacturing and research incentives	(1.7)	(1.9)	(1.7)
Taxes on foreign income	(3.5)	(4.8)	(9.6)
Repatriation of foreign income - Tax Act	11.1	—	—
Change in federal income tax statutory rate - Tax Act	(37.5)	—	—
Adjustments for valuation allowances	(11.2)	2.5	(13.8)
Business divestitures	—	—	4.1
Other items	0.9	(1.7)	4.6
Effective tax rate	(9.5)%	30.0%	20.5%

During 2017, the Company's effective tax rate was (9.5)%, compared to the 2016 effective tax rate of 30.0%. The net decrease in the effective tax rate is primarily due to the benefit from the revaluation of the U.S. deferred tax assets and liabilities in conjunction with the Tax Act. In addition, a valuation allowance was released that was recorded against the deferred tax assets for certain entities in the United Kingdom ("U.K"). A $3.5 million net state tax benefit was recorded in 2017 primarily due to revised estimates of the Company's state tax liabilities. These benefits are partially offset by the Deemed Repatriation Transition Tax (“Transition Tax”) on previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries.

During 2016, the Company's effective tax rate was 30.0%, compared to the 2015 effective tax rate of 20.5%. The change was due to nonrecurring 2015 items and a change in the mix of earnings in jurisdictions without a valuation allowance.

Domestic earnings before income taxes in 2017 represent 26.8% of total earnings and a favorable 3.5% effective tax rate impact for net lower taxes on foreign income due in part to changes in foreign tax laws, whereas 2016 domestic earnings represent 30.8% of total earnings and a favorable 4.8% effective tax rate impact for net lower taxes on foreign income. The 2017 and 2016 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25.0%. The 2015 domestic earnings represent 61.8% of total earnings and a 9.6% effective tax rate benefit for net lower taxes on foreign income.

Deferred income taxes are provided for the effects of temporary differences between the assets and liabilities recognized for financial reporting and tax reporting. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	2017	2016
(in millions)		(As Restated)
Non-current deferred tax assets (liabilities):
Inventories	$3.5	$7.2
Accounts receivable	0.9	1.7
Property, plant and equipment	(2.4)	(2.7)
Intangible assets	(118.0)	(190.8)
Deferred employee benefits	19.9	19.2
Product warranty reserves	7.5	13.3
Product liability reserves	2.2	0.9
Loss carryforwards	41.3	43.8
Deferred revenue	—	1.3
Other	12.9	28.2
Non-current deferred tax liabilities	(32.2)	(77.9)
Less valuation allowance	(41.0)	(59.9)
Net non-current deferred tax liabilities	$(73.2)	$(137.8)

Current and long-term tax assets and liabilities included in the consolidated balance sheets are comprised of the following as of December 31, 2017 and 2016:

	2017	2016	Financial Statement Line Item
(in millions)		(As Restated)
Income taxes receivable	$4.3	$2.9	Prepaids and other current assets
Deferred tax assets	18.1	7.2	Other non-current assets
Income taxes payable	(13.9)	(5.6)	Accrued expenses and other liabilities
Income taxes payable	(12.5)	—	Other long-term liabilities
Deferred tax liabilities	(91.3)	(145.0)	Deferred income taxes

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

14. Other Expense (Income) — Net

The components of "Other expense (income) — net" in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	2017	2016	2015
(in millions)		(As Restated)
Gain on sale of Kysor Panel Systems (1)	$—	$—	$(9.9)
Gain on sale of investment property	—	—	(5.4)
Gain on acquisition of Thailand joint venture (2)	—	—	(4.9)
Amortization of debt issuance costs	5.5	4.7	—
Other	3.6	4.3	(1.9)
Other expense (income) — net	$9.1	$9.0	$(22.1)
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

Stock-based compensation expense by award type was as follows for the periods indicated:

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

The components of periodic benefit costs for the Direct Plans for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Pension Plans			Postretirement Health and Other
(in millions, except percentage data)	2017	2016	2015	2017	2016	2015
Service cost - benefits earned during the year	$—	$0.2	$0.4	$—	$—	$—
Interest cost of projected benefit obligation	5.4	8.3	6.5	0.3	0.4	0.1
Expected return on assets	(6.2)	(6.2)	(5.4)	—	—	—
Amortization of actuarial net loss (gain)	2.0	2.5	1.2	—	—	(0.1)
Net periodic benefit cost	$1.2	$4.8	$2.7	$0.3	$0.4	$—
Weighted average assumptions:
Discount rate	3.1%	3.9%	3.5%	3.5%	3.9%	3.7%
Expected return on plan assets	3.6%	3.7%	3.5%	N/A	N/A	N/A
Rate of compensation increase	—%	4.0%	4.0%	1.5%	1.5%	1.5%

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

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Direct Plans as of December 31, 2017 and 2016:

	Pension Plans		Postretirement Health and Other
(in millions, except percentage data)	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning of year	$203.9	$177.2	$9.0	$3.2
Service cost	—	0.2	—	—
Interest cost	5.4	8.3	0.3	0.4
Participant contributions	—	—	0.6	0.4
Plan combinations	—	55.6	—	6.8
Actuarial loss	7.7	4.1	1.7	—
Currency translation adjustment	13.8	(29.3)	0.1	—
Benefits paid	(14.0)	(12.2)	(1.6)	(1.8)
Benefit obligation, end of year	$216.8	$203.9	$10.1	$9.0
Change in Plan Assets
Fair value of plan assets, beginning of year	$163.8	$147.9	$—	$—
Actual return on plan assets	9.2	14.1	—	—
Employer contributions	5.4	6.1	1.0	1.4
Participant contributions	—	—	0.6	0.4
Plan combinations	—	34.1	—	—
Currency translation adjustment	12.3	(26.2)	—	—
Benefits paid	(14.0)	(12.2)	(1.6)	(1.8)
Fair value of plan assets, end of year	$176.7	$163.8	$—	$—
Unfunded status (1)	$(40.1)	$(40.1)	$(10.1)	$(9.0)
Weighted-Average Assumptions
Discount rate	2.8%	3.1%	3.2%	3.5%
Rate of compensation increase	—%	—%	1.5%	1.5%
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

Financial information relating to the Company's reportable segments as of and for the years ended December 31, 2017, 2016 and 2015 respectively is as follows:

	Years Ended December 31,
	2017	2016	2015
(in millions, except percentage data)		(As Restated)
Net sales:
Americas	$1,166.8	$1,186.1	$1,323.7
EMEA	296.5	287.6	281.6
APAC	190.2	190.9	191.1
Elimination of intersegment sales	(208.1)	(208.5)	(226.3)
Total net sales	$1,445.4	$1,456.1	$1,570.1

Segment Adjusted Operating EBITDA:
Americas	$240.7	$233.6	$215.6
EMEA	55.2	44.3	27.0
APAC	22.7	24.7	25.3
Total Segment Adjusted Operating EBITDA	318.6	302.6	267.9
Corporate and unallocated	(43.2)	(42.6)	(38.2)
Amortization expense	(31.2)	(31.2)	(31.4)
Depreciation expense	(16.7)	(17.3)	(19.6)
Separation expense	(1.6)	(6.5)	(4.3)
Restructuring expense	(10.8)	(2.5)	(4.6)
Gain (loss) from impairment or disposal of assets — net	4.0	(3.3)	(9.9)
Earnings from operations	219.1	199.2	159.9
Interest expense	(86.9)	(85.2)	(1.4)
Interest (expense) income on notes with MTW — net	—	(0.1)	15.8
Loss on early extinguishment of debt	(1.7)	(2.7)	—
Other (expense) income — net	(9.1)	(9.0)	22.1
Earnings before income taxes	$121.4	$102.2	$196.4

Adjusted Operating EBITDA % by segment (1) :
Americas	20.6%	19.7%	16.3%
EMEA	18.6%	15.4%	9.6%
APAC	11.9%	12.9%	13.2%
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

Net sales by product class are categorized into commercial foodservice whole goods and aftermarket parts and service. Net sales by product class for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
(in millions)		(As Restated)
Commercial foodservice whole goods	$1,173.3	$1,191.0	$1,277.2
Aftermarket parts and support	272.1	265.1	292.9
Total net sales	$1,445.4	$1,456.1	$1,570.1

Net sales information by geographic area for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
(in millions)		(As Restated)
Net sales by geographic area (1):
United States	$945.6	$945.2	$1,066.7
Other Americas	95.0	104.3	106.6
EMEA	239.2	242.0	237.2
APAC	165.6	164.6	159.6
Total net sales by geographic area	$1,445.4	$1,456.1	$1,570.1
(1) Net sales in the section above are attributed to geographic regions based on location of customer.

The Company sells primarily through distributors and dealers ("direct customers"), who ultimately sell to end customers. No single direct customer represented 10.0% or greater of the Company's net sales for the years ended December 31, 2017, 2016 or 2015.

As of December 31, 2017 and December 31, 2016, "Property, plant and equipment - net" information by geographic area is as follows:

(in millions)	2017	2016
Property, plant and equipment - net by geographic area:
United States	$68.1	$68.1
Other Americas	19.5	17.1
EMEA	11.6	10.8
APAC	13.0	13.1
Total property, plant, equipment - net by geographic area	$112.2	$109.1

23. Quarterly Financial Data (Unaudited)

The following table presents financial data for each quarter in 2017 and 2016:

	2017
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$328.0	$371.1	$380.4	$365.9
Gross profit	123.0	137.2	143.9	132.8
Net earnings	6.9	28.4	30.7	66.9
Per share data
Earnings per share — Basic	$0.05	$0.20	$0.22	$0.48
Earnings per share — Diluted	$0.05	$0.20	$0.22	$0.47

	2016
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$325.5	$368.4	$384.0	$378.2
Gross profit	117.6	134.7	142.0	139.5
Net earnings	14.6	14.2	23.1	19.6
Per share data (1)
Earnings per share — Basic	$0.11	$0.10	$0.17	$0.14
Earnings per share — Diluted	$0.11	$0.10	$0.17	$0.14
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

The effect of the restatement and revision discussed within Note 1, "Business and Organization" on the 2017 and 2016 unaudited quarterly financial data is as follows:

	Three Months Ended March 31, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$5.0	$1.9	$6.9
Per share data
Earnings per share — Basic	$0.04	$0.01	$0.05
Earnings per share — Diluted	$0.04	$0.01	$0.05

	Three Months Ended June 30, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$30.1	$(1.7)	$28.4
Per share data
Earnings per share — Basic	$0.22	$(0.02)	$0.20
Earnings per share — Diluted	$0.21	$(0.01)	$0.20

	Three Months Ended September 30, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$33.1	$(2.4)	$30.7
Per share data
Earnings per share — Basic	$0.24	$(0.02)	$0.22
Earnings per share — Diluted	$0.24	$(0.02)	$0.22

	Three Months Ended December 31, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$65.8	$1.1	$66.9
Per share data
Earnings per share — Basic	$0.47	$0.01	$0.48
Earnings per share — Diluted	$0.47	$—	$0.47

	Three Months Ended March 31, 2016
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$18.1	$(3.5)	$14.6
Per share data
Earnings per share — Basic	$0.13	$(0.02)	$0.11
Earnings per share — Diluted	$0.13	$(0.02)	$0.11

	Three Months Ended June 30, 2016
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$15.1	$(0.9)	$14.2
Per share data
Earnings per share — Basic	$0.11	$(0.01)	$0.10
Earnings per share — Diluted	$0.11	$(0.01)	$0.10

	Three Months Ended September 30, 2016
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net earnings	$24.9	$(1.8)	$23.1
Per share data
Earnings per share — Basic	$0.18	$(0.01)	$0.17
Earnings per share — Diluted	$0.18	$(0.01)	$0.17

	Three Months Ended December 31, 2016
(in millions, except per share data)	As Reported	Adjustment	As Revised
Net sales	$378.7	$(0.5)	$378.2
Gross profit	138.5	1.0	139.5
Net earnings	21.4	(1.8)	19.6
Per share data
Earnings per share — Basic	$0.15	$(0.01)	$0.14
Earnings per share — Diluted	$0.15	$(0.01)	$0.14

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

The following is a reconciliation of the numerator and denominator used to compute basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2017	2016	2015
(in millions, except share and per share data)		(As Restated)
Net earnings	$132.9	$71.5	$156.1

Basic weighted average common shares outstanding	138,995,541	137,906,284	137,016,712

Effect of dilutive securities:
Stock options	840,820	945,140	—
Unvested restricted stock	610,148	626,144	—
Unvested performance share units	260,583	236,552	—
Effect of dilutive securities	1,711,551	1,807,836	—

Diluted weighted average common shares outstanding	140,707,092	139,714,120	137,016,712

Basic earnings per share	$0.96	$0.52	$1.14
Diluted earnings per share	$0.94	$0.51	$1.14

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

The Company identified errors as described in Note 1, “Business and Organization,” and has restated the consolidated financial statements for the year ended December 31, 2016 and revised the Company's consolidated financial statements for the years ended December 31, 2017 and 2015 each within this footnote to correct the identified errors. Additionally, it was determined that there were classification errors within the operating and investing sections of the statement of cash flows for Subsidiary Guarantors and Non-Guarantor Subsidiaries. Specifically, operating cash flows for Subsidiary Guarantors decreased offset by an increase in investing cash flows while operating cash flows for Non-Guarantor Subsidiaries increased offset by a decrease in investing cash flows. The misclassification was $27.5 million for the year ended December 31, 2016. This error is eliminated in consolidation and therefore has no impact on the Company’s consolidated financial condition, results of operations or cash flows. The Company has restated the consolidating statements of cash flows for the Subsidiary Guarantors and Non-Guarantor Subsidiaries for the year ended December 31, 2016 to correct for this and one additional immaterial classification error.

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,042.3	$773.0	$(369.9)	$1,445.4
Cost of sales	3.8	750.6	524.0	(369.9)	908.5
Gross profit	(3.8)	291.7	249.0	—	536.9
Selling, general and administrative expenses	36.8	144.0	97.4	—	278.2
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	1.5	0.1	—	—	1.6
Restructuring expense	5.0	3.5	2.3	—	10.8
Gain from impairment or disposal of assets — net	—	(0.4)	(3.6)	—	(4.0)
(Loss) earnings from operations	(47.1)	116.1	150.1	—	219.1
Interest expense	82.8	1.1	3.0	—	86.9
Loss on early extinguishment of debt	1.7	—	—	—	1.7
Other (income) expense — net	(11.1)	(24.0)	44.2	—	9.1
Equity in earnings (loss) of subsidiaries	232.6	86.1	—	(318.7)	—
Earnings (loss) before income taxes	112.1	225.1	102.9	(318.7)	121.4
Income taxes	(20.8)	(7.5)	16.8	—	(11.5)
Net earnings (loss)	$132.9	$232.6	$86.1	$(318.7)	$132.9
Total other comprehensive income (loss), net of tax	11.4	20.3	17.8	(38.1)	11.4
Comprehensive income (loss)	$144.3	$252.9	$103.9	$(356.8)	$144.3

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2016
(As Restated)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,069.5	$782.2	$(395.6)	$1,456.1
Cost of sales	3.4	774.4	540.1	(395.6)	922.3
Gross profit	(3.4)	295.1	242.1	—	533.8
Selling, general and administrative expenses	35.5	153.9	101.7	—	291.1
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	6.3	—	0.2	—	6.5
Restructuring expense	—	1.6	0.9	—	2.5
Loss from impairment or disposal of assets — net	—	2.9	0.4	—	3.3
(Loss) earnings from operations	(45.2)	108.3	136.1	—	199.2
Interest expense	82.2	1.2	1.8	—	85.2
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Loss on early extinguishment of debt	2.7	—	—	—	2.7
Other (income) expense — net	(5.7)	16.0	(1.3)	—	9.0
Equity in earnings (loss) of subsidiaries	194.1	115.4	—	(309.5)	—
Earnings (loss) before income taxes	69.7	206.5	135.5	(309.5)	102.2
Income taxes	(1.8)	12.4	20.1	—	30.7
Net earnings (loss)	$71.5	$194.1	$115.4	$(309.5)	$71.5
Total other comprehensive income (loss), net of tax	1.1	3.0	7.3	(10.3)	1.1
Comprehensive income (loss)	$72.6	$197.1	$122.7	$(319.8)	$72.6

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,109.8	$809.9	$(349.6)	$1,570.1
Cost of sales	0.1	803.6	614.3	(349.6)	1,068.4
Gross profit	(0.1)	306.2	195.6	—	501.7
Selling, general and administrative expenses	32.2	144.6	114.8	—	291.6
Amortization expense	—	28.5	2.9	—	31.4
Separation expense (income)	4.4	0.1	(0.2)	—	4.3
Restructuring expense	—	1.9	2.7	—	4.6
Loss from impairment or disposal of assets — net	—	8.4	1.5		9.9
(Loss) earnings from operations	(36.7)	122.7	73.9	—	159.9
Interest expense	—	1.2	0.2	—	1.4
Interest income on notes with MTW — net	—	(14.9)	(0.9)	—	(15.8)
Other (income) expense — net	(78.6)	77.8	(21.3)	—	(22.1)
Equity in earnings (loss) of subsidiaries	122.2	77.9	—	(200.1)	—
Earnings (loss) before income taxes	164.1	136.5	95.9	(200.1)	196.4
Income taxes	8.0	14.3	18.0	—	40.3
Net earnings (loss)	$156.1	$122.2	$77.9	$(200.1)	$156.1
Total other comprehensive (loss) income, net of tax	(23.8)	(27.7)	(26.9)	54.6	(23.8)
Comprehensive income (loss)	$132.3	$94.5	$51.0	$(145.5)	$132.3

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.8	$—	$120.4	$(0.8)	$128.4
Restricted cash	—	—	0.3	—	0.3
Accounts receivable — net	—	—	84.7	(1.0)	83.7
Inventories — net	—	69.8	82.5	—	152.3
Prepaids and other current assets	5.3	5.9	7.8	—	19.0
Total current assets	14.1	75.7	295.7	(1.8)	383.7
Property, plant and equipment — net	0.5	68.7	43.0	—	112.2
Goodwill	—	832.4	13.7	—	846.1
Other intangible assets — net	—	396.3	65.1	—	461.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,252.8	—	(3,252.8)	—
Investment in subsidiaries	4,009.4	—	—	(4,009.4)	—
Other non-current assets	10.8	5.2	28.7	(7.7)	37.0
Total assets	$4,034.8	$4,651.1	$446.2	$(7,291.7)	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$58.2	$47.0	$(1.8)	$103.6
Accrued expenses and other liabilities	20.7	95.9	52.9	—	169.5
Current portion of capital leases	—	0.5	0.2	—	0.7
Product warranties	—	16.2	7.9	—	24.1
Total current liabilities	20.9	170.8	108.0	(1.8)	297.9
Long-term debt and capital leases	1,230.2	1.2	0.8	—	1,232.2
Deferred income taxes	73.7	—	17.6	—	91.3
Pension and postretirement health obligations	51.3	4.7	—	(7.7)	48.3
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,501.4	—	751.4	(3,252.8)	—
Investment in subsidiaries	—	440.2	—	(440.2)	—
Other long-term liabilities	38.0	24.8	4.3	—	67.1
Total non-current liabilities	3,910.3	470.9	778.4	(3,720.7)	1,438.9
Total equity (deficit):
Total equity (deficit)	103.6	4,009.4	(440.2)	(3,569.2)	103.6
Total liabilities and equity	$4,034.8	$4,651.1	$446.2	$(7,291.7)	$1,840.4

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2016
(As Restated)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$2.3	$51.1	$—	$53.8
Restricted cash	—	—	6.4	—	6.4
Accounts receivable — net	0.5	—	86.1	(4.9)	81.7
Inventories — net	—	74.3	71.3	—	145.6
Prepaids and other current assets	0.9	4.5	8.5	—	13.9
Current assets held for sale	—	2.3	4.5	—	6.8
Total current assets	1.8	83.4	227.9	(4.9)	308.2
Property, plant and equipment — net	1.2	67.9	40.0	—	109.1
Goodwill	—	832.4	12.9	—	845.3
Other intangible assets — net	—	423.5	60.9	—	484.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,089.4	—	(3,089.4)	—
Investment in subsidiaries	3,776.8	—	—	(3,776.8)	—
Other non-current assets	2.7	5.1	19.7	(5.4)	22.1
Total assets	$3,782.5	$4,521.7	$361.4	$(6,896.5)	$1,769.1
Liabilities and equity
Current liabilities:
Accounts payable	$0.1	$64.6	$48.6	$(4.9)	$108.4
Accrued expenses and other liabilities	13.7	102.9	61.0	—	177.6
Current portion of capital leases	—	0.5	1.1	—	1.6
Product warranties	—	18.4	9.5	—	27.9
Current liabilities held for sale	—	—	0.7	—	0.7
Total current liabilities	13.8	186.4	120.9	(4.9)	316.2
Long-term debt and capital leases	1,279.6	1.7	—	—	1,281.3
Deferred income taxes	127.7	—	17.3	—	145.0
Pension and postretirement health obligations	47.9	4.9	—	(5.4)	47.4
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,344.8	—	744.6	(3,089.4)	—
Investment in subsidiaries	—	526.3	—	(526.3)	—
Other long-term liabilities	9.4	25.6	0.6	—	35.6
Total non-current liabilities	3,825.1	558.5	766.8	(3,641.1)	1,509.3
Total (deficit) equity:
Total (deficit) equity	(56.4)	3,776.8	(526.3)	(3,250.5)	(56.4)
Total liabilities and equity	$3,782.5	$4,521.7	$361.4	$(6,896.5)	$1,769.1

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(96.7)	$169.3	$66.0	$(0.8)	$137.8
Cash flows from investing activities
Capital expenditures	(0.5)	(12.5)	(7.7)	—	(20.7)
Proceeds from sale of property, plant and equipment	—	6.0	6.3	—	12.3
Changes in restricted cash	—	—	6.2	—	6.2
Acquisition of intangible assets	—	(1.2)	—	—	(1.2)
Intercompany investment	—	(163.4)	6.8	156.6	—
Net cash (used in) provided by investing activities	(0.5)	(171.1)	11.6	156.6	(3.4)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	155.0	—	—	—	155.0
Repayments on long-term debt and capital leases	(203.4)	(0.5)	(0.2)	—	(204.1)
Proceeds from short-term borrowings	—	—	4.0	—	4.0
Repayment of short-term borrowings	—	—	(4.0)	—	(4.0)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Exercises of stock options	4.8	—	—	—	4.8
Payments on tax withholdings for equity awards	(5.4)	—	—	—	(5.4)
Intercompany financing	156.6	—		(156.6)	—
Net cash provided by (used in) financing activities	105.6	(0.5)	(0.2)	(156.6)	(51.7)
Effect of exchange rate changes on cash	—	—	(8.1)	—	(8.1)
Net increase in cash and cash equivalents	8.4	(2.3)	69.3	(0.8)	74.6
Balance at beginning of period	0.4	2.3	51.1	—	53.8
Balance at end of period	$8.8	$—	$120.4	$(0.8)	$128.4

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2016
(As Restated)

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(100.4)	$84.0	$140.7	$—	$124.3
Cash flows from investing activities
Capital expenditures	(1.0)	(8.0)	(7.0)	—	(16.0)
Changes in restricted cash	—	—	(6.0)	—	(6.0)
Proceeds from sale of property, plant and equipment	—	—	0.5		0.5
Proceeds from dispositions	—	—	1.1	—	1.1
Intercompany investment	—	(76.9)	(106.9)	183.8	—
Net cash (used in) provided by investing activities	(1.0)	(84.9)	(118.3)	183.8	(20.4)
Cash flows from financing activities
Proceeds from long-term debt and capital leases	1,499.5	0.2	1.4	—	1,501.1
Repayments on long-term debt and capital leases	(186.0)	(0.5)	(0.3)	—	(186.8)
Debt issuance costs	(41.3)	—	—	—	(41.3)
Dividends Paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net Transactions with MTW	(4.6)	—	—	—	(4.6)
Exercises of Stock Options	16.2	—	—	—	16.2
Payments on tax withholdings for equity awards	(3.8)	—	—	—	(3.8)
Intercompany financing	183.8	—	—	(183.8)	—
Net cash provided by (used in) financing activities	101.8	(0.3)	1.1	(183.8)	(81.2)
Effect of exchange rate changes on cash	—	—	(0.9)	—	(0.9)
Net increase in cash and cash equivalents	0.4	(1.2)	22.6	—	21.8
Balance at beginning of period	—	3.5	28.5	—	32.0
Balance at end of period	$0.4	$2.3	$51.1	$—	$53.8

WELBILT, INC.
Consolidating (Condensed) Statement of Cash Flows
For the year ended December 31, 2015

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash provided by (used in) operating activities	$376.9	$(137.6)	$(96.3)	$—	$143.0
Cash flows from investing activities
Capital expenditures	(0.8)	(6.5)	(5.9)	—	(13.2)
Changes in restricted cash	—	—	(0.6)	—	(0.6)
Business acquisitions, net of cash acquired	—	—	(5.3)	—	(5.3)
Proceeds from dispositions	—	78.2	—	—	78.2
Intercompany investment	(193.2)	—	—	193.2	—
Net cash (used in) provided by investing activities	(194.0)	71.7	(11.8)	193.2	59.1
Cash flows from financing activities
Proceeds from long-term debt and capital leases	—	0.5	—	—	0.5
Repayments on long-term debt and capital leases	—	(0.7)	—	—	(0.7)
Net transactions with MTW	(182.9)	—	—	—	(182.9)
Intercompany financing	—	66.9	126.3	(193.2)	—
Net cash (used in) provided by financing activities	(182.9)	66.7	126.3	(193.2)	(183.1)
Effect of exchange rate changes on cash	—	—	(3.5)	—	(3.5)
Net increase in cash and cash equivalents	—	0.8	14.7	—	15.5
Balance at beginning of period	—	2.7	13.8	—	16.5
Balance at end of period	$—	$3.5	$28.5	$—	$32.0

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

Events Subsequent to Original Issuance of Financial Statements (Unaudited)

Acquisition of Crem

On April 19, 2018, the Company completed the acquisition of Crem under substantially similar terms to those described above.

Amendments to 2016 Credit Facility

In April 2018, the Company entered into an Incremental Revolving Facility Amendment to the 2016 Credit Agreement whereby the aggregate revolving commitments were increased by $50.0 million to $275.0 million.

On October 23, 2018 (the “Amendment Effective Date”), the Company entered into Amendment No. 6 (the “Amendment”) to the 2016 Credit Agreement (as amended, amended and restated, modified or supplemented from time to time, the “Credit Agreement”), among the Company, the subsidiary borrowers party thereto, the lenders and other financial parties from time to time party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.

The Amendment (i) replaced and refinanced all amounts outstanding and committed under the 2016 Credit Agreement such that, as of the Amendment Effective Date, the aggregate amount of term B loans outstanding was $900.0 million and the aggregate amount of revolving commitments was $400.0 million, of which $90.0 million was drawn, (ii) extended the maturity of the new term B loans to October 2025 and the new revolving commitments to October 2023 and (iii) made certain other changes to the Credit Agreement as set forth therein.

Following the Amendment, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (i) LIBOR plus an applicable margin of, for term loans, 2.50% and, for revolving loans, from 1.50% to 2.50% (depending on the Company’s consolidated total leverage ratio) or (ii) an alternate base rate, plus applicable margins of 1.00% less than in the case of LIBOR-based borrowings.

The Amendment revised the financial covenants under the Credit Agreement to (a) a maximum consolidated total leverage ratio of 5.75 to 1.00, with decreases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019, and decreases of 0.50 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2021 until the ratio reaches 4.25 to 1.00 in the fiscal quarter ending December 31, 2022, and (b) a minimum consolidated interest coverage ratio of 2.50 to 1.00, with increases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019 until the ratio reaches 3.00 to 1.00 in the fiscal quarter ending December 31, 2020; provided, however, that during a covenant holiday acquisition transition period, the consolidated total leverage ratio may exceed the applicable maximum by up to and including 0.50 (but in no event shall exceed 5.50 to 1.00).

The Amendment also increased (i) the sublimit for the issuance of letters of credit under the new revolving commitments to $30.0 million and (ii) the aggregate principal amount of allowed incremental revolving or term loan facilities under the Credit Agreement to an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, so long as, giving effect to the incurrence of such additional amount, the resulting pro forma senior secured leverage ratio does not exceed 3.75:1.00.

In connection with this Amendment, the Company incurred debt issuance costs, including original issue discount, of approximately $13.0 million. The Company is currently evaluating the accounting treatment for these debt issuance costs as well as the existing unamortized debt issuance costs, which were $19.8 million as of September 30, 2018. If the Amendment constitutes a significant modification to the 2016 Credit Agreement, the Company may be required to expense all or a portion of the existing unamortized debt issuance costs in the fourth quarter of 2018.

Amendments to Accounts Receivable Securitization Agreement

The accounts receivable securitization facility was amended on October 26, 2018 in conjunction with the Amendment to the Credit Agreement to provide for certain conforming changes including amending the maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio required thereunder.

Pension Settlement

In October 2018, the Company completed the purchase of a group annuity contract using assets from the U.S. pension plan. Under the group annuity contract, accrued pension obligations of approximately $8.0 million for certain participants that were receiving payments from the U.S. pension plan were transferred to an insurer. This agreement is an irrevocable action that unconditionally transfers the legal obligation to provide these payments to the insurer, as well as the risks attributable to that obligation. As a result, the Company expects to record a non-cash settlement loss estimated to be approximately $2.0 million, based on current market conditions, related to the accelerated recognition of unamortized losses in the fourth quarter of 2018, which will be recorded in "Other expense — net" in the consolidated statement of operations.

Misappropriation of Funds

On November 14, 2018, management learned of an incident that occurred in early November 2018, which resulted in the diversion of approximately €4.0 million from a subsidiary of the Company’s recently acquired Crem business. The Company is currently investigating this matter, including the potential likelihood of recovery, if any. Based on its preliminary review as of the date of this report, management believes the loss, net of recoveries, to be approximately €1.0 million to €3.0 million, although this amount may change as the Company continues with its investigation. The Company also has disclosed the matter to local authorities and is cooperating with them in their investigation. The Company does not currently expect the impact of this incident to be material to its business, results of operations or financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the interim Chief Executive Officer and Chief Financial Officer, have conducted the evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. At the time our Annual Report on Form 10-K for the year ended December 31, 2017 was filed on March 1, 2018, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017. Subsequent to that evaluation, the Company's interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017 as a result of the material weakness in the Company's internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting (As Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of our management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

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

Under the supervision and with the participation of the Company's interim Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (the "2013 framework"). Based on that evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the errors discussed in Note 1, "Business and Organization," to the Company's consolidated financial statements, the Company has determined that it did not design and maintain effective internal controls over the accounting for income taxes. Specifically, certain control activities over the completeness and accuracy of accounting for the income tax effects of (i) non-routine transactions and (ii) intercompany obligations in accordance with underlying agreements were not performed on a timely basis or at the appropriate level of precision. These control deficiencies resulted in the misstatement of the income tax accounts and related financial disclosures, the restatement of the Company's consolidated financial statements for the year ended December 31, 2016 and the revision of the Company's consolidated financial statements for the years ended December 31, 2017 and 2015 and quarterly periods in 2017 and 2016. Additionally, these control deficiencies could result in additional misstatements of the aforementioned balances and disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in the Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 1, 2018, the Company's management concluded that as of December 31, 2017, the Company's internal control over financial reporting was effective. Management has subsequently concluded that the material weakness described above existed as of December 31, 2017. As a result, management has concluded effective internal control over financial reporting was not maintained as of December 31, 2017, based on the criteria in the 2013 framework. Accordingly, management has restated its report on internal control over financial reporting.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K/A.

Remediation Plan

The Company's management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weakness in internal control over financial reporting, including:

•
implementing additional specific enhanced control procedures for the review, analysis and reporting of its income tax accounts, including control procedures relating to the income tax effects of non-routine transactions and intercompany obligations; and

•	engaging an external consulting firm to review and recommend additional control enhancements.

The Company has commenced its remediation plan, with the goal of remediating this material weakness as soon as possible, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing. It is unlikely that management will have successfully remediated this material weakness in 2018 in consideration of the timing of when this material weakness was identified.

The remediation efforts, outlined above, are intended both to address the identified material weakness and to enhance our overall financial control environment. As management continues to evaluate and work to improve the Company's disclosure controls and procedures and internal control over financial reporting, the Company may take additional measures to address these deficiencies or modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Prior to the Spin-Off, the Company relied on certain financial information and resources of MTW to provide oversight, such as the Board, to manage aspects of the Company's business and to report financial results. These included corporate support functions that were provided on a centralized basis at a MTW enterprise level including, but not limited to, (1) finance, internal audit, which includes Sarbanes-Oxley compliance, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. In connection with the Spin-Off, the Company enhanced its own financial, administrative, and other support systems. The Company has expanded its internal accounting, reporting, legal and internal audit departments and has updated its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015 - Page 123

Schedule	Description	Filed Herewith

II	Valuation and Qualifying Accounts	X

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements or the Notes thereto, or is not applicable or required under rules of Regulation S-X.

(b) Exhibits:

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
2.1	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed March 9, 2016
3.1	Amended and Restated Certificate of Incorporation of Welbilt, Inc., effective March 3, 2017.	Exhibit 3.l to Current Report on Form 8-K filed March 9, 2017
3.2	Amended and Restated Bylaws of Welbilt, Inc., effective December 13, 2017.	Exhibit 3.2 to Annual Report on Form 10-K filed March 1, 2018
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2016
4.1(b)	First Supplemental Indenture, dated March 3, 2016, among Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 9, 2016
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
Exhibit 10.7(b) to Annual Report on Form 10-K filed March 1, 2018
10.7(c)
Amendment No. 2 to Sixth Amended and Restated Receivables Purchase Agreement, dated March 9, 2017, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Exhibit 10.7(c) to Annual Report on Form 10-K filed March 1, 2018
10.7(d)
Amendment No. 3 to Sixth Amended and Restated Receivables Purchase Agreement, dated March 13, 2017, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Exhibit 10.7(d) to Annual Report on Form 10-K filed March 1, 2018
10.7(e)
Amendment No. 4 to Sixth Amended and Restated Receivables Purchase Agreement, dated February 2, 2018, by and among Manitowoc Cayman Islands Funding LTD., as seller, the Company and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2018
10.8**	Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.7 to Registration Statement on Form 10 filed December 21, 2015
10.9**	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016.	Exhibit 10.8 to Current Report on Form 8-K filed March 9, 2016
10.10**	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016.	Exhibit 10.9 to Current Report on Form 8-K filed March 9, 2016
10.11**	Form of Employment Agreement (for Hubertus M. Muehlhaeuser, John O. Stewart, Haresh Shah, Andreas G. Weishaar, Joel H. Horn and Diana Sacchi).	Exhibit 10.1 to Current Report on Form 8-K filed November 7, 2016
10.12**	Form of Employment Agreement (for Josef Matosevic and Richard Caron).	Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2016

10.13**	Form of Agreement Regarding Confidential Information, Intellectual Property, Non-Solicitation of Employees and Non-Compete.	Exhibit 10.13 to Annual Report on Form 10-K filed March 1, 2018
10.14**	Form of Contingent Employment Agreement (for all executive officers).	Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2016
10.15(a)**	Amendment, dated February 20, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart.	Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2017
10.15(b)**	Amendment, dated April 27, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart.	Exhibit 10.15(b) to Annual Report on Form 10-K filed March 1, 2018
10.16**	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.16 to Annual Report on Form 10-K filed March 30, 2016
10.17**	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.17 to Annual Report on Form 10-K filed March 30, 2016
10.18**	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.18 to Annual Report on Form 10-K filed March 30, 2016
10.19**	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.19 to Annual Report on Form 10-K filed March 30, 2016
10.20**	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.20 to Annual Report on Form 10-K filed March 30, 2016
10.21**	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.21 to Annual Report on Form 10-K filed March 30, 2016
10.22**	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.22 to Annual Report on Form 10-K filed March 30, 2016
21.1	Subsidiaries of Welbilt, Inc.	Exhibit 21.1 to Annual Report on Form 10-K filed March 1, 2018
23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes.
Filed herewith

** Represents a management contract or compensatory plan, contract or arrangement required to be filed hereto.

WELBILT, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2017, 2016 and 2015

(in millions)	Balance at beginning of period	Charged to costs and expenses	Utilization of reserve	Other (1)	Balance at end of period
Year End December 31, 2015
Allowance for doubtful accounts	$3.9	2.5	(2.2)	(0.2)	$4.0
Deferred tax valuation allowance	$113.1	(0.5)	(28.2)	(4.3)	$80.1
Year End December 31, 2016
Allowance for doubtful accounts	$4.0	1.7	(0.3)	(0.1)	$5.3
Deferred tax valuation allowance	$80.1	2.7	(18.2)	(4.7)	$59.9
Year End December 31, 2017
Allowance for doubtful accounts	$5.3	(0.9)	(0.7)	0.3	$4.0
Deferred tax valuation allowance (2)	$59.9	4.8	(18.9)	(4.8)	$41.0
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
(2) The Company revised the valuation allowance for 2017 as described in Note 1, “Business and Organization,” in the Form 10-K/A.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2018

Welbilt, Inc.

/s/ Haresh Shah
Haresh Shah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)