Form 10-Q
period 2018-09-30
Welbilt, Inc.
filed 2018-11-20
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The number of shares outstanding of the registrant's common stock as of November 16, 2018, the most recent practicable date, was 140,218,799.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated Statements of Operations
(In Millions, Except Share and Per Share Data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$412.9	$380.4	$1,184.0	$1,079.5
Cost of sales	259.8	236.5	755.4	675.4
Gross profit	153.1	143.9	428.6	404.1
Selling, general and administrative expenses	71.7	66.1	231.0	214.4
Amortization expense	9.9	7.9	27.2	23.4
Separation expense	—	0.3	0.1	1.5
Restructuring expense	3.9	2.8	5.7	8.5
Gain from impairment or disposal of assets — net	(0.1)	(3.9)	(0.3)	(4.1)
Earnings from operations	67.7	70.7	164.9	160.4
Interest expense	23.3	21.7	66.7	65.9
Loss on early extinguishment of debt	—	1.0	—	1.7
Other expense — net	4.9	3.0	28.7	8.2
Earnings before income taxes	39.5	45.0	69.5	84.6
Income taxes	12.7	14.3	18.3	18.6
Net earnings	$26.8	$30.7	$51.2	$66.0
Per share data
Earnings per share — Basic	$0.19	$0.22	$0.37	$0.47
Earnings per share — Diluted	$0.19	$0.22	$0.36	$0.47
Weighted average shares outstanding — Basic	140,154,735	139,162,556	139,955,166	138,978,203
Weighted average shares outstanding — Diluted	141,349,185	140,885,026	141,282,068	140,619,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In Millions, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$26.8	$30.7	$51.2	$66.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.6	6.0	(4.0)	12.2
Unrealized gain on derivatives	0.3	0.8	1.1	0.9
Employee pension and postretirement benefits	0.5	0.3	1.5	1.1
Total other comprehensive income (loss), net of tax	4.4	7.1	(1.4)	14.2
Comprehensive income	$31.2	$37.8	$49.8	$80.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In Millions, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93.4	$128.4
Restricted cash	0.3	0.3
Accounts receivable, less allowance of $4.1 and $4.0 at September 30, 2018 and December 31, 2017, respectively	118.4	83.7
Inventories — net	201.2	152.3
Prepaids and other current assets	26.7	19.0
Total current assets	440.0	383.7
Property, plant and equipment — net	116.6	112.2
Goodwill	936.3	846.1
Other intangible assets — net	558.3	461.4
Other non-current assets	37.7	37.0
Total assets	$2,088.9	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$113.2	$103.6
Accrued expenses and other liabilities	151.4	169.5
Short-term borrowings	30.0	—
Current portion of capital leases	0.5	0.7
Product warranties	27.7	24.1
Total current liabilities	322.8	297.9
Long-term debt and capital leases	1,358.7	1,232.2
Deferred income taxes	120.6	91.3
Pension and postretirement health obligations	41.2	48.3
Other long-term liabilities	80.5	67.1
Total non-current liabilities	1,601.0	1,438.9
Commitments and contingencies (Note 13)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 140,211,313 shares and 139,491,860 shares issued and 140,211,313 shares and 139,440,470 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(44.0)	(54.7)
Retained earnings	241.4	189.1
Accumulated other comprehensive loss	(33.4)	(32.0)
Treasury stock, at cost, 53,166 shares and 51,390 shares, at September 30, 2018 and December 31, 2017, respectively	(0.3)	(0.2)
Total equity	165.1	103.6
Total liabilities and equity	$2,088.9	$1,840.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In Millions, Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net earnings	$51.2	$66.0
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	13.2	12.1
Amortization of intangible assets	27.2	23.4
Amortization of debt issuance costs	4.1	4.1
Loss on early extinguishment of debt	—	1.7
Deferred income taxes	(4.7)	(16.0)
Stock-based compensation expense	4.7	9.2
Gain from impairment or disposal of assets — net	(0.3)	(4.1)
Loss on remeasurement of debt and other realized foreign currency derivative	21.9	—
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(483.0)	(395.4)
Inventories	(34.6)	(18.2)
Other assets	(2.0)	(1.8)
Accounts payable	0.3	(3.3)
Other current and long-term liabilities	(19.3)	(12.4)
Net cash used in operating activities	(421.3)	(334.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	463.6	404.6
Capital expenditures	(14.0)	(14.1)
Proceeds from sale of property, plant and equipment	—	12.3
Acquisition of intangible assets	(2.8)	—
Business acquisition, net of cash acquired	(215.6)	—
Settlement of foreign exchange contract	(10.0)	—
Net cash provided by investing activities	221.2	402.8
Cash flows from financing activities
Proceeds from long-term debt	276.0	140.9
Repayments on long-term debt and capital leases	(139.5)	(134.8)
Debt issuance costs	(0.4)	(2.0)
Proceeds from short-term borrowings	30.0	4.0
Exercises of stock options	6.0	3.2
Payments on tax withholdings for equity awards	(2.9)	(4.0)
Net cash provided by financing activities	169.2	7.3
Effect of exchange rate changes on cash	(4.1)	(7.0)
Net (decrease) increase in cash and cash equivalents and restricted cash	(35.0)	68.4
Balance at beginning of period	128.7	60.2
Balance at end of period	$93.7	$128.6
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$33.5	$26.2
Cash paid for interest, net of related hedge settlements	$72.3	$68.2
Supplemental disclosures of non-cash activities:
Non-cash investing activity:
Beneficial interest obtained in exchange for securitized receivables	$522.3	$531.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WEBILT, INC.
Consolidated Statements of Equity
(In Millions, Except Share Data, Unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2017	139,491,860	$1.4	$(54.7)	$189.1	$(32.0)	$(0.2)	$103.6
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	12.4	—	—	12.4
Issuance of common stock, stock-based compensation plans	419,109	—	2.5	—	—	—	2.5
Stock-based compensation expense	—	—	3.2	—	—	—	3.2
Other comprehensive income	—	—	—	—	2.5	—	2.5
Balance at March 31, 2018	139,910,969	1.4	(49.0)	202.6	(29.5)	(0.2)	125.3
Net earnings	—	—	—	12.0	—	—	12.0
Issuance of common stock, stock-based compensation plans	186,157	—	2.3	—	—	—	2.3
Stock-based compensation expense	—	—	2.4	—	—	—	2.4
Other comprehensive income	—	—	—	—	(8.3)	—	(8.3)
Balance at June 30, 2018	140,097,126	1.4	(44.3)	214.6	(37.8)	(0.2)	133.7
Net earnings	—	—	—	26.8	—	—	26.8
Issuance of common stock, stock-based compensation plans	114,187	—	1.2	—	—	—	1.2
Stock-based compensation expense	—	—	(0.9)	—	—	—	(0.9)
Other comprehensive income	—	—	—	—	4.4	—	4.4
Value of shares in deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2018	140,211,313	$1.4	$(44.0)	$241.4	$(33.4)	$(0.3)	$165.1

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2016	138,601,327	$1.4	$(70.6)	$56.2	$(43.4)	$—	$(56.4)
Net earnings	—	—	—	6.9	—	—	6.9
Issuance of common stock, stock-based compensation plans	316,862	—	0.9	—	—	—	0.9
Stock-based compensation expense	—	—	4.4	—	—	—	4.4
Other comprehensive income	—	—	—	—	3.2	—	3.2
Balance at March 31, 2017	138,918,189	1.4	(65.3)	63.1	(40.2)	—	(41.0)
Net earnings	—	—	—	28.4	—	—	28.4
Issuance of common stock, stock-based compensation plans	95,295	—	0.4	—	—	—	0.4
Stock-based compensation expense	—	—	2.4	—	—	—	2.4
Other comprehensive income	—	—	—	—	3.9	—	3.9
Balance at June 30, 2017	139,013,484	1.4	(62.5)	91.5	(36.3)	—	(5.9)
Net earnings	—	—	—	30.7	—	—	30.7
Issuance of common stock, stock-based compensation plans	298,815	—	1.9	—	—	—	1.9
Stock-based compensation expense	—	—	2.4	—	—	—	2.4
Other comprehensive income	—	—	—	—	7.1	—	7.1
Balance at September 30, 2017	139,312,299	$1.4	$(58.2)	$122.2	$(29.2)	$—	$36.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Notes to Unaudited Consolidated Financial Statements

1. Description of the Business

Welbilt, Inc. ("Welbilt") and its consolidated subsidiaries, collectively, the "Company," is one of the world’s leading commercial foodservice equipment companies. It designs and manufactures a complementary portfolio of hot and cold foodservice equipment products integrated under one operating company and is supported by the Company's aftermarket parts and repair service business. Its capabilities span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies, which allow it to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. The Company's suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, caterers, supermarkets, convenience stores, business and industrial customers, hospitals, schools and other institutions. The Company's products and aftermarket parts and service support are recognized by its customers and channel partners for their quality, reliability and durability that promote profitable growth for Welbilt end customers by improving their menus, enhancing operations and reducing costs.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, the financial position at September 30, 2018 and December 31, 2017 and the cash flows for the nine months ended September 30, 2018 and 2017, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•
Reclassification of periodic pension and postretirement benefit costs totaling $0.4 million and $1.1 million from "Selling, general and administrative expenses" to "Other expense — net" in the consolidated statement of operations for the three and nine months ended September 30, 2017 respectively, as a result of the retrospective adoption of Accounting Standard Update ("ASU") 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

•
Beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the nine months ended September 30, 2017 were increased for restricted cash of $6.4 million and $0.2 million, respectively, and cash flows provided by investing activities were reduced by $6.3 million as a result of adopting ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash."

•
As a result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company reclassified consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions of approximately $404.6 million from operating activities to investing activities on the consolidated statements of cash flows for the nine months ended September 30, 2017.

Revision of Previously Issued Consolidated Financial Statements

On November 19, 2018, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31 2017 (the "FY2017 Form 10-K/A") to restate its consolidated financial statements as of and for the year ended December 31, 2016, and revise its financial statements as of and for the years ended December 31, 2017 and 2015, to correct for prior period tax errors identified in the third quarter of 2018, as well as to correct for other prior period errors previously determined to be immaterial, individually and in the aggregate. As a result of such restatement and revision, the Company is also revising its previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2017 in connection with the filing of this Form 10-Q. Additional details regarding this revision, including the impact of the revisions on the other unaudited interim periods in 2017 and 2018, are included in Note 19, "Revision of Previously Issued Consolidated Financial Statements." All relevant footnotes to the consolidated financial statements in this Form 10-Q have also been revised to reflect the items discussed above.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard became effective for the Company on January 1, 2018. The impact this standard will have on the Company's consolidated financial statements and related disclosures are dependent on the terms and conditions of any modifications made to share-based awards after January 1, 2018.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. As of January 1, 2018, the Company adopted this standard on a retrospective basis. Prior to adoption, periodic benefit costs for both pensions and postretirement benefits were recorded in "Selling, general and administrative expenses" in the consolidated statement of operations. As a result of adopting this ASU, the Company recognized $0.4 million and $1.3 million of periodic pension costs and $0.1 million and $0.4 million of periodic postretirement benefit costs in "Other expense — net" in the consolidated statement of operations for the three and nine months ended September 30, 2018, respectively.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" with additional updates subsequently issued (collectively, "ASU 2014-09"). This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). On January 1, 2018, the Company adopted ASU 2014-09. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of the new revenue standard as an adjustment to the opening balance of retained earnings. Prior period results have not been restated and continue to be reported under the accounting standards in effect for those periods. In connection with the adoption of this guidance, the Company elected the following practical expedients: (i) significant financing component, (ii) sales taxes, (iii) costs of obtaining a contract, (iv) shipping and handling activities and (v) immaterial promised goods or services. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated balance sheet as of September 30, 2018 or the consolidated statement of operations or cash flows for the three and nine months ended September 30, 2018. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. A majority of the Company's net sales continue to be recognized when products are shipped from its manufacturing facilities.

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

Substantially all of the Company's revenues comprise revenues from contracts with customers. These revenues are disaggregated by major source and geographic location, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Net sales by product class and segment are as follows:

	Three Months Ended September 30, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$237.3	$47.7	$285.0
EMEA	66.5	11.7	78.2
APAC	42.2	7.5	49.7
Total net sales	$346.0	$66.9	$412.9

	Nine Months Ended September 30, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$698.1	$131.6	$829.7
EMEA	185.1	36.8	221.9
APAC	111.2	21.2	132.4
Total net sales	$994.4	$189.6	$1,184.0

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and the average collection cycle is generally less than 60 days. The amount of consideration received and revenue recognized varies with marketing incentives that are offered to customers such as annual customer rebate programs and product returns. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases, and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the three and nine months ended September 30, 2018.

The Company also recognizes revenue for foodservice-based projects. These revenues are generally recognized at the point-in-time in which control transfers to the customer. However, depending on the nature of the performance obligations in the contract, revenues may be recognized over time.

The Company sells separately-priced extended warranties that extend coverage beyond the standard product warranty by 12 to 60 months. Payments are received at the inception of the contract and revenue is recognized over the term of the agreement on a straight-line basis, which the Company believes approximates the timing of costs expected to be incurred in satisfying the obligations of the contract. As of September 30, 2018 and December 31, 2017, there was $6.2 million and $6.7 million, respectively, of deferred revenues related to extended warranties. The Company expects to recognize $3.0 million of the deferred revenues in 2018, of which $0.4 million and $1.2 million was recognized for the three and nine months ended September 30, 2018 respectively, $1.4 million will be recognized in 2019, and $3.0 million will be recognized thereafter. See additional discussion of product warranties in Note 14, "Product Warranties." The Company also defers revenues related to performance obligations that have not yet been met. At September 30, 2018, these revenues totaled $0.9 million of which $0.7 million is expected to be recognized in 2018 and $0.2 million in 2019.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In August 2018 the FASB issued ASU 2018-14 “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which modifies the disclosure requirements on the company-sponsored defined benefit pension or other postretirement plans. This guidance becomes effective for the Company for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
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

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020 including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" and in July 2018, ASU 2018-10 "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842) Targeted Improvements" were issued (collectively "ASC Topic 842"). ASC Topic 842 will supersede the current guidance for lease accounting and will require lessees to recognize the right-of-use assets and lease liabilities, on its balance sheet. ASC Topic 842 permits the Company to elect either a) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or b) a modified retrospective approach recognizing the cumulative effect of the initial application of the new leasing standard as an adjustment to the opening balance of retained earnings as of the date of adoption. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. While the Company is still evaluating the impact this ASU will have on the consolidated financial statements and related disclosures, it has completed the initial impact assessment, has identified and begun implementing an accounting system to support the leasing accounting requirements and has evaluated which practical expedients it plans to elect in connection with the adoption of ASC Topic 842. The Company is currently abstracting and validating all applicable lease provisions into the lease accounting system and is in the process of updating its policies, processes and internal controls to align with the new standard.

The Company will adopt this new standard on January 1, 2019 and expects to use the cumulative effect transition method but is not yet in a position to reasonably estimate the expected increase in assets and liabilities on the consolidated balance sheet upon adoption. The Company plans to elect the package of practical expedients provided in the standard in that it will not reassess the lease classification of existing contracts or leases and it will not reassess the initial direct costs associated with existing leases. The Company does not plan to elect the hindsight practical expedient. In addition, the Company continues to evaluate the accounting policy elections to be made upon adoption of the new standard. The majority of the Company's leases are operating leases, which will be capitalized. The impact of recording the lease liabilities and the corresponding right of use assets are expected to be significant relative to total assets and liabilities with minimal impact on equity, results of operations and cash flows. In addition, the Company expects expanded qualitative and quantitative financial statement disclosures regarding the Company's leasing arrangements.

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

During the three and nine months ended September 30, 2018, the Company incurred approximately $0.4 million and $4.8 million, respectively, of professional services and other direct acquisition costs related to the Crem Acquisition that are included in "Selling, general and administrative expenses" in the consolidated statement of operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, which incurred a loss of $10.0 million in the first half of 2018 and is included in the consolidated statement of operations in "Other expense — net" for the nine months ended September 30, 2018.

The operations of Crem contributed approximately $20.7 million and $39.3 million to net sales for the three and nine months ended September 30, 2018 and earnings from operations of approximately $1.0 million and $0.8 million for the three and nine months ended September 30, 2018.

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

4. Inventories — Net

The components of "Inventories — net" at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
(in millions)	2018	2017
Inventories — gross:
Raw materials	$95.6	$73.9
Work-in-process	18.7	18.9
Finished goods	114.7	86.9
Total inventories — gross	229.0	179.7
Excess and obsolete inventory reserve	(23.9)	(23.5)
Net inventories at FIFO cost	205.1	156.2
Excess of FIFO costs over LIFO value	(3.9)	(3.9)
Inventories — net	$201.2	$152.3

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
(in millions)	2018	2017
Land	$9.8	$9.5
Building and improvements	88.4	88.9
Machinery, equipment and tooling	227.4	227.3
Furniture and fixtures	6.7	6.0
Computer hardware and software	57.1	55.1
Construction in progress	21.7	15.7
Total cost	411.1	402.5
Less accumulated depreciation	(294.5)	(290.3)
Property, plant and equipment — net	$116.6	$112.2

6. Accounts Payable and Accrued Expenses and Other Liabilities

"Accounts payable" and "Accrued expenses and other liabilities" at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
(in millions)	2018	2017
Accounts payable:
Trade accounts payable	$113.2	$103.6
Total accounts payable	$113.2	$103.6
Accrued expenses and other liabilities:
Interest payable	$2.2	$7.8
Income taxes payable	2.1	13.9
Employee related expenses	31.3	30.8
Restructuring expenses	4.0	5.0
Profit sharing and incentives	14.0	11.5
Accrued rebates	44.2	50.0
Deferred revenue — current	3.4	4.2
Customer advances	4.1	2.6
Product liability	1.4	1.4
Miscellaneous accrued expenses	44.7	42.3
Total accrued expenses and other liabilities	$151.4	$169.5

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

The Company, along with certain of its subsidiaries, act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables but are required to remit those payments in accordance with the receivables purchase agreement. Upon termination of the program, the Purchaser will have no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required under the 2016 Credit Agreement. The accounts receivable securitization program was amended on February 2, 2018 and again on October 26, 2018 in conjunction with amendments to the 2016 Credit Agreement to provide for certain conforming changes including amending the Consolidated Total Leverage Ratio required thereunder. See Note 8, "Debt" and Note 21, "Subsequent Events" for additional details of the 2016 Credit Agreement and related amendments.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximates book value and, as of September 30, 2018 and December 31, 2017, totaled $69.5 million and $62.9 million, respectively and is recorded in "Accounts receivable, less allowance" in the consolidated balance sheets. The Company deems the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables.

The carrying value of trade receivables removed from the Company's consolidated balance sheets in connection with the accounts receivable securitization program was $89.5 million and $99.5 million at September 30, 2018 and December 31, 2017, respectively.

8. Debt

Outstanding debt at September 30, 2018 and December 31, 2017 is summarized as follows:

(in millions, except percentage data)	September 30, 2018	Weighted Average Interest Rate	December 31, 2017	Weighted Average Interest Rate
Revolving loan facility	$30.0	4.54%	$—	—%
Revolving credit facility	162.0	5.54%	25.0	4.41%
Term Loan B facility	815.0	5.18%	815.0	4.90%
9.50% Senior Notes due 2024	425.0	9.75%	425.0	9.72%
Capital leases	2.1	4.20%	2.7	4.17%
Total debt and capital leases, including current portion	1,434.1		1,267.7
Less:
Revolving loan facility	(30.0)		—
Current portion of capital leases	(0.5)		(0.7)
Unamortized debt issuance costs (1)	(22.7)		(26.4)
Hedge accounting fair value adjustment (2)	(22.2)		(8.4)
Total long-term debt and capital leases	$1,358.7		$1,232.2
(1) Total outstanding debt issuance costs, net of amortization as of September 30, 2018 and December 31, 2017 was $24.9 million and $28.6 million, respectively, of which $2.2 million of each period end presented, was related to the revolving credit facility and recorded in "Other non-current assets" in the consolidated balance sheets.
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

On October 23, 2018, the Company further amended the 2016 Credit Agreement. See Note 21, "Subsequent Events" for details on the terms of the amendment.

As of September 30, 2018, the Company had $3.3 million in outstanding stand-by letters of credit and $109.7 million available for additional borrowings under the Revolving Facility. During the nine months ended September 30, 2018, the highest daily borrowing was $260.0 million and the average borrowing was $159.6 million. The interest rate on the Revolving Facility fluctuates based upon LIBOR or an alternate base rate plus a spread, which is based upon the Consolidated Total Leverage Ratio of the Company. As of September 30, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio.

The interest rate on the Term Loan B Facility also fluctuates based on LIBOR or a Prime rate plus an applicable margin. At September 30, 2018, this facility bore interest at a rate per annum equal to, at the option of the Company, LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor, or an alternate base rate plus the applicable margin, that will be 1.00% lower than for LIBOR loans.

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

Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
September 30, 2018	5.00:1.00	4.93:1.00	3.00:1.00	3.25:1.00

As of September 30, 2018, the Company was in compliance with all affirmative and negative covenants in its debt instruments, including the financial covenants under the 2016 Credit Agreement and the indenture for the Senior Notes.

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bears interest at LIBOR plus an applicable margin of 1.90% and matures on April 18, 2019. This facility is secured by Welbilt (China) Foodservice Co., Ltd., a wholly owned subsidiary.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of "Accumulated other comprehensive loss" ("AOCI") in the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $0.5 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal and have termination dates of March 2019 for $175.0 million notional amount and March 2020 for the remaining $425.0 million notional amount. Approximately 42.8% of the Company’s total outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

	Units Hedged
Commodity	September 30, 2018	December 31, 2017	Unit
Aluminum	1,652	1,620	MT
Copper	645	667	MT
Steel	9,200	7,713	Short tons

	Units Hedged
Currency	September 30, 2018	December 31, 2017
Canadian Dollar	17,820,000	18,080,000
European Euro	15,698,000	8,545,000
British Pound	17,789,322	7,807,744
Mexican Peso	277,410,000	126,400,000
Singapore Dollar	3,245,000	1,765,000

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Pretax gain/(loss) recognized in AOCI (effective portion)		Pretax gain/(loss) effective portion of derivative reclassified from AOCI into income			Ineffective portion of gain/(loss) on derivative and amount excluded from effectiveness testing recognized in income
	Three Months Ended September 30,		Location	Three Months Ended September 30,		Location	Three Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Foreign currency exchange contracts	$1.0	$1.9	Cost of sales	$(0.4)	$1.6	Cost of sales	$—	$—
Commodity contracts	(0.5)	0.7	Cost of sales	0.7	0.4	Cost of sales	—	(0.1)
Interest rate swap contracts	0.1	0.9	Interest expense	—	—	Interest expense	—	—
Total	$0.6	$3.5		$0.3	$2.0		$—	$(0.1)

Derivatives in cash flow hedging relationships (in millions)	Pretax gain/(loss) recognized in AOCI (effective portion)		Pretax gain/(loss) effective portion of derivative reclassified from AOCI into income			Ineffective portion of gain/(loss) on derivative and amount excluded from effectiveness testing recognized in income
	Nine Months Ended September 30,		Location	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Foreign currency exchange contracts	$(0.7)	$4.6	Cost of sales	$—	$2.3	Cost of sales	$—	$—
Commodity contracts	(0.1)	1.3	Cost of sales	2.0	0.8	Cost of sales	0.1	0.1
Interest rate swap contracts	3.9	(0.9)	Interest expense	—	—	Interest expense	—	—
Total	$3.1	$5.0		$2.0	$3.1		$0.1	$0.1

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

On October 3, 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and terminates in February 2024. Approximately 30.3% of the Company’s total outstanding long-term debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of September 30, 2018.

The gain or loss on the hedged item (that is, fixed-rate borrowing of the Senior Notes) attributable to the hedged benchmark interest rate risk (risk of changes in the applicable LIBOR swap rate) and the offsetting gain or loss on the related interest rate swap is as follows:

Derivatives in fair value hedging relationships (in millions)	Gain/(Loss) on Swap		Location	Gain/(Loss) on Hedged Item
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
Interest rate swap contract	$(2.2)	$—	Interest Expense	$2.4	$—
Total	$(2.2)	$—		$2.4	$—

Derivatives in fair value hedging relationships (in millions)	Gain/(Loss) on Swap		Location	Gain/(Loss) on Hedged Item
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Interest rate swap contract	$(13.6)	$0.3	Interest Expense	$13.9	$(0.3)
Total	$(13.6)	$0.3		$13.9	$(0.3)

The net gain of $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, represents hedge ineffectiveness. There was no hedge ineffectiveness recorded for the corresponding periods in 2017. The net swap settlements that accrue each period are reported in "Interest expense" in the consolidated statements of operations.

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

The location and effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in net investments hedging relationships (in millions)	Pretax gain/(loss) recognized in AOCI (effective portion)		Gain/(loss) reclassified from AOCI into income (effective portion)
	Three Months Ended September 30,		Location	Three Months Ended September 30,
	2018	2017		2018	2017
Interest rate swap contract	$0.2	$(2.2)	N/A	$—	$—
Total	$0.2	$(2.2)		$—	$—

Derivatives in net investments hedging relationships (in millions)	Pretax gain/(loss) recognized in AOCI (effective portion)		Gain/(loss) reclassified from AOCI into income (effective portion)
	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
	2018	2017		2018	2017
Interest rate swap contract	$1.5	$(6.3)	N/A	$—	$—
Total	$1.5	$(6.3)		$—	$—
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

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisitions" for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million recognized in "Other expense — net" in the consolidated statements of operations. The cash flows related to the settlement of the SEK Contract are not related to the Company’s ongoing revenue-producing or cost-generating activities and, therefore, have been included within the investing activities in the consolidated statement of cash flows.

As of September 30, 2018 and December 31, 2017, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Currency	September 30, 2018	December 31, 2017
Singapore Dollar	28,127,000	28,127,000
European Euro	68,600,000	69,300,000
British Pound	16,679,865	14,912,019
Swiss Franc	4,100,000	4,800,000

The location and effects on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 for gains or losses related to derivative instruments not designated as hedging instruments were as follows:

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
	Three Months Ended September 30,
	2018	2017
Foreign currency exchange contracts	$2.6	$(0.5)	Other expense — net
Total	$2.6	$(0.5)

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
	Nine Months Ended September 30,
	2018	2017
Foreign currency exchange contracts	$(8.2)	$(4.9)	Other expense — net
Total	$(8.2)	$(4.9)

The fair value of outstanding derivative contracts recorded as assets in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 was as follows:

	Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$1.1	$1.1
Commodity contracts	Prepaids and other current assets	0.9	1.7
Interest rate swap contracts	Prepaids and other current assets	5.5	1.7
Commodity contracts	Other non-current assets	0.1	0.6
Interest rate swap contracts	Other non-current assets	2.3	2.3
Total derivatives designated as hedging instruments		$9.9	$7.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$1.4	$—
Total derivatives NOT designated as hedging instruments		$1.4	$—

Total asset derivatives		$11.3	$7.4

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 was as follows:

	Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$1.3	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.3	0.1
Commodity contracts	Other long-term liabilities	0.3	—
Interest rate swap contracts	Other long-term liabilities	29.7	17.7
Total derivatives designated as hedging instruments		$31.6	$18.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$—	$0.5
Total derivatives NOT designated as hedging instruments		$—	$0.5

Total liability derivatives		$31.6	$18.9

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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and beneficial interest in sold receivables (see Note 7, "Accounts Receivable Securitization"), approximate fair value, without being discounted as of September 30, 2018 and December 31, 2017 due to the short-term nature of these instruments.

The fair value of the Company's Senior Notes was approximately $464.9 million and $483.8 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the Company's Term Loan B Facility was approximately $820.6 million and $818.1 million as of September 30, 2018 and December 31, 2017, respectively. The related carrying values are disclosed in Note 8, "Debt."

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of
	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.5	$—	$2.5
Commodity contracts	—	0.9	—	0.9
Interest rate swap contracts	—	5.5	—	5.5
Total current assets at fair value	—	8.9	—	8.9
Non-current assets:
Commodity contracts	—	0.1	—	0.1
Interest rate swap contracts	—	2.3	—	2.3
Total non-current assets at fair value	—	2.4	—	2.4
Total assets at fair value	$—	$11.3	$—	$11.3

Current liabilities:
Foreign currency exchange contracts	$—	$1.3	$—	$1.3
Commodity contracts	—	0.3	—	0.3
Total current liabilities at fair value	—	1.6	—	1.6
Non-current liabilities:
Commodity contracts	—	0.3	—	0.3
Interest rate swap contracts	—	29.7	—	29.7
Total non-current liabilities at fair value	—	30.0	—	30.0
Total liabilities at fair value	$—	$31.6	$—	$31.6

	Fair Value as of
	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	1.7	—	1.7
Interest rate swap contracts	—	1.7	—	1.7
Total current assets at fair value	—	4.5	—	4.5
Non-current assets:
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	2.3	—	2.3
Total non-current assets at fair value	—	2.9	—	2.9
Total assets at fair value	$—	$7.4	$—	$7.4

Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.2	—	1.2
Non-current liabilities:
Interest rate swap contracts	—	17.7	—	17.7
Total non-current liabilities at fair value	—	17.7	—	17.7
Total liabilities at fair value	$—	$18.9	$—	$18.9

11. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"), and in accordance with applicable guidance, the Company recorded certain provisional estimates in the Company’s consolidated financial statements for the year ended December 31, 2017. The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, which provided accounting guidance for the tax effects of the items enacted in December 2017, providing a remeasurement period not extending beyond one year from the Tax Act enactment date. There was an increase of $2.6 million related to the Deemed Repatriation Transition Tax ("Transition Tax") for the three and nine months ended September 30, 2018, related to the provisional estimates recorded in the Company’s consolidated financial statements for the year ended December 31, 2017. There were no other changes in provisional adjustments for the reduction in the U.S. corporate income tax rate, cost recovery, valuation allowances or capital requirements. The provisional amounts, including the additional $2.6 million, are based upon applicable regulations and guidance issued as of September 30, 2018 and remain subject to ongoing review and adjustment following further analysis and issuance of additional guidance, if any, during the remainder of the measurement period.

The Tax Act included new provisions, effective in 2018, designated as global intangible low-taxed income ("GILTI"), foreign derivative intangible income ("FDII"), interest disallowance and base erosion anti-abuse tax ("BEAT"), that were calculated, as relevant, for computation of the income tax provision for the three and nine months ended September 30, 2018.

For the three months ended September 30, 2018, the Company recorded a $12.7 million income tax provision, reflecting a 32.2% effective tax rate, compared to a $14.3 million income tax provision for the three months ended September 30, 2017, reflecting a 31.8% effective tax rate. The $1.6 million decrease in the Company's income tax provision for the three months ended September 30, 2018, relative to the three months ended September 30, 2017, was primarily attributable to a discrete benefit decrease related to the release of a valuation allowance partially offset by a $2.6 million increase of the provisional obligation for the Transition Tax.

For the nine months ended September 30, 2018, the Company recorded a $18.3 million income tax provision, reflecting a 26.3% effective tax rate, which included a $2.6 million increase for the Transition Tax provisional obligation and increased income taxes on foreign income. For the nine months ended September 30, 2017, the Company recorded a $18.6 million income tax provision, reflecting a 22.0% effective tax rate, which was inclusive of a discrete tax benefit for release of the relevant valuation allowance totaling $8.2 million recorded against the deferred tax assets for certain entities in the United Kingdom.

The Company’s effective tax rate for the three and nine months ended September 30, 2018 varies from the 21.0% U.S. federal statutory rate primarily due to the $2.6 million increase of the provisional obligation for the Transition Tax, discrete tax adjustments, relative weighting of foreign earnings before income taxes and taxes on foreign income. The Company’s effective tax rate for the three and nine months ended September 30, 2017 varies from the 35.0% U.S. federal statutory rate due to discrete tax adjustments, relative weighting of foreign earnings before income taxes and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three reportable segments of Americas, EMEA and APAC.

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

The Company's unrecognized tax benefits ("UTB"), including interest and penalties, were $12.9 million and $12.5 million as of September 30, 2018, and December 31, 2017, respectively. The increase in UTB is primarily due to the recognition of additional unrecognized tax benefits resulting from the Crem Acquisition. During the next twelve months, it is reasonably possible that UTB will change in the range of $0.1 million to $0.5 million due to the expiration of the relevant statute of limitations and federal, state and foreign tax resolutions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of September 30, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

12. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of September 30, 2018 and December 31, 2017 are as follows:

(in millions)	September 30, 2018	December 31, 2017
Foreign currency translation, net of income tax benefit of $2.4 million and $2.8 million at September 30, 2018 and December 31, 2017, respectively	$0.4	$4.4
Derivative instrument fair market value, net of income tax expense of $1.8 million at September 30, 2018 and at December 31, 2017	4.7	3.6
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.2 million and $6.5 million at September 30, 2018 and December 31, 2017, respectively	(38.5)	(40.0)
	$(33.4)	$(32.0)

A summary of the changes in "Accumulated other comprehensive loss," net of tax, by component for the three and nine months ended September 30, 2018 and 2017 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(0.5)	3.4	—	2.9
Amounts reclassified out	—	(1.0)	0.6	(0.4)
Tax effect	0.5	(0.4)	(0.1)	—
Net current period other comprehensive (loss) income	—	2.0	0.5	2.5
Balance at March 31, 2018	4.4	5.6	(39.5)	(29.5)
Other comprehensive loss before reclassifications	(6.8)	(0.9)	—	(7.7)
Amounts reclassified out	—	(0.7)	0.6	(0.1)
Tax effect	(0.8)	0.4	(0.1)	(0.5)
Net current period other comprehensive (loss) income	(7.6)	(1.2)	0.5	(8.3)
Balance at June 30, 2018	(3.2)	4.4	(39.0)	(37.8)
Other comprehensive income before reclassifications	3.7	0.6	—	4.3
Amounts reclassified out	—	(0.3)	0.6	0.3
Tax effect	(0.1)	—	(0.1)	(0.2)
Net current period other comprehensive income	3.6	0.3	0.5	4.4
Balance at September 30, 2018	$0.4	$4.7	$(38.5)	$(33.4)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2016	$(9.8)	$0.8	$(34.4)	$(43.4)
Other comprehensive income (loss) before reclassifications	3.2	(0.5)	—	2.7
Amounts reclassified out	—	(0.4)	0.5	0.1
Tax effect	0.2	0.3	(0.1)	0.4
Net current period other comprehensive income (loss)	3.4	(0.6)	0.4	3.2
Balance at March 31, 2017	(6.4)	0.2	(34.0)	(40.2)
Other comprehensive income before reclassifications	1.5	2.0	—	3.5
Amounts reclassified out	—	(0.7)	0.5	(0.2)
Tax effect	1.3	(0.6)	(0.1)	0.6
Net current period other comprehensive income	2.8	0.7	0.4	3.9
Balance at June 30, 2017	(3.6)	0.9	(33.6)	(36.3)
Other comprehensive income (loss) before reclassifications	5.2	3.5	—	8.7
Amounts reclassified out	—	(2.0)	0.5	(1.5)
Tax effect	0.8	(0.7)	(0.2)	(0.1)
Net current period other comprehensive income	6.0	0.8	0.3	7.1
Balance at September 30, 2017	$2.4	$1.7	$(33.3)	$(29.2)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

A reconciliation of the reclassifications out of "Accumulated other comprehensive loss," net of tax, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(in millions)	2018	2017	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.4)	$1.6	Cost of sales
Commodity contracts	0.7	0.4	Cost of sales
	0.3	2.0	Total before tax
	—	(0.8)	Income taxes
	$0.3	$1.2	Net of tax
Amortization of pension and postretirement items:
Actuarial losses	$(0.6)	$(0.5)	See Note 16
	(0.6)	(0.5)	Total before tax
	0.1	0.2	Income taxes
	$(0.5)	$(0.3)	Net of tax

Total reclassifications for the period	$(0.2)	$0.9	Net of tax

A reconciliation of the reclassifications out of "Accumulated other comprehensive loss," net of tax, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in millions)	2018	2017	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$—	$2.3	Cost of sales
Commodity contracts	2.0	0.8	Cost of sales
	2.0	3.1	Total before tax
	(0.4)	(1.2)	Income taxes
	$1.6	$1.9	Net of tax
Amortization of pension and postretirement items:
Actuarial losses	$(1.8)	$(1.5)	See Note 16
	(1.8)	(1.5)	Total before tax
	0.3	0.4	Income taxes
	$(1.5)	$(1.1)	Net of tax

Total reclassifications for the period	$0.1	$0.8	Net of tax

13. Contingencies and Significant Estimates

As of September 30, 2018 and December 31, 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.7 million and $0.8 million respectively. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

The Company believes that it has obtained and is in substantial compliance with those material environmental permits and approvals necessary to conduct its various businesses. Based on the facts presently known, the Company does not expect environmental compliance costs to have a material adverse effect on its financial condition, results of operations or cash flows.

As of September 30, 2018, various product-related lawsuits were pending.  For products sold outside of the United States and Canada, the Company is insured by a third-party insurance company. For products sold in the United States and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

In the United States, the current range of the Company's self-insured retention levels is $0.1 million to $0.3 million per occurrence and $1.3 million in the aggregate for each of the cold and hot category products. As of September 30, 2018, the largest self-insured retention level for new occurrences currently maintained by the Company was $0.3 million per occurrence and applied to product liability claims for the hot category products. In Canada, the Company's self-insured retention level is $0.1 million per occurrence.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated balance sheets at September 30, 2018 and December 31, 2017 and were $1.4 million for each period end; $0.5 million and $0.4 million were reserved specifically for actual cases, and $0.9 million and $1.0 million, respectively, for claims incurred but not reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At September 30, 2018 and December 31, 2017, the Company had reserved $27.7 million and $24.1 million, respectively, for warranty claims expected to be paid out within a year or less, which are included in "Product warranties" in the consolidated balance sheets. At September 30, 2018 and December 31, 2017, the Company had reserved $11.8 million and $11.9 million, respectively, for warranty claims expected to be paid out after a year, which are included in "Other long-term liabilities" in the consolidated balance sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 14, “Product Warranties,” for further information.

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

Below is a table summarizing the product warranty activity for the nine months ended September 30, 2018:

(in millions)
Balance at December 31, 2017(1)	$36.0
Accruals for warranties issued	30.3
Settlements made (in cash or in kind)	(26.4)
Currency translation impact	(0.4)
Balance at September 30, 2018(1)	$39.5
(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $11.8 million and $11.9 million at September 30, 2018 and December 31, 2017, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on extended warranties included in "Accrued expenses and other liabilities" in the consolidated balance sheets at September 30, 2018 and December 31, 2017 was $2.4 million and $3.1 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the consolidated balance sheets at September 30, 2018 and December 31, 2017 was $3.8 million and $3.6 million, respectively.

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

The following is a rollforward of all restructuring activities for the nine months ended September 30, 2018:

(in millions)
Balance at December 31, 2017	$16.1
Restructuring charges	5.7
Use of reserve	(7.1)
Non-cash adjustment (1)	(0.3)
Balance at September 30, 2018	$14.4
(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the three and nine months ended September 30, 2018 resulting from the accelerated vesting of certain stock awards in connection with the RIF executed in the third quarter of 2018.

As of September 30, 2018 and December 31, 2017, the short-term portion of the liability of $4.0 million and $5.0 million, respectively, was reflected in "Accrued expenses and other liabilities" in the consolidated balance sheets. The long-term portion of the liability of $10.4 million and $11.1 million as of September 30, 2018 and December 31, 2017, respectively, was reflected in "Other long-term liabilities" in the consolidated balance sheets and relates to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

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

Effective May 5, 2017, John Stewart, the Company's Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company is required to provide severance and other related benefits over the subsequent 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional stock-based compensation resulting from the accelerated vesting of certain restricted stock units and stock options. Of this amount, $1.5 million and $1.0 million were recognized during the first and second quarters of 2017, respectively, in "Restructuring expense" in the consolidated statement of operations.

The Company completed a limited management restructuring within its EMEA region in March 2018. In connection with this action, the Company incurred severance and related costs of $0.5 million, of which $0.4 million was recognized during the first quarter of 2018 and $0.1 million was in the third quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

During the second quarter of 2018, the Company completed a RIF in its EMEA and APAC regions as a part of its continued efforts to optimize and enhance operational efficiency. As a result, the Company incurred severance and related costs of $1.4 million, which were recognized during the second quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

Effective August 31, 2018, Hubertus M. Mühlhäuser, the Company’s President and Chief Executive Officer (“CEO”), separated from the Company. In connection with the CEO's separation, the Company incurred termination charges of $0.8 million which were recorded during the third quarter of 2018 in "Restructuring expense" in the consolidated statement of operations. Additionally, approximately $3.7 million of expenses were reversed in the three months ended September 30, 2018 from the forfeiture of unvested stock awards and accrued incentive compensation which were included in "Selling, general and administrative expenses" in the consolidated statement of operations.

During the third quarter of 2018, the Company completed a RIF in its Americas region and a limited management restructuring within its Corporate division. These actions resulted in the Company incurring severance and related costs of $3.1 million including $0.4 million of additional share-based compensation resulting from the accelerated vesting of certain stock compensation awards. Of the total $3.1 million, $2.7 million was recognized during the three months ended September 30, 2018 in "Restructuring expense" and the remaining $0.4 million will be recognized in the fourth quarter of 2018.

16. Employee Benefit Plans

The components of periodic benefit costs for the defined benefit plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$1.4	$—	$1.3	$0.1
Expected return on assets	(1.5)	—	(1.5)	—
Amortization of actuarial net loss	0.5	0.1	0.5	—
Net periodic benefit cost	$0.4	$0.1	$0.3	$0.1

	Nine Months Ended September 30,
	2018		2017
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$4.0	$0.2	$3.9	$0.2
Expected return on assets	(4.3)	—	(4.5)	—
Amortization of actuarial net loss	1.6	0.2	1.5	—
Net periodic benefit cost	$1.3	$0.4	$0.9	$0.2

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

Financial information relating to the Company's reportable segments for the three and nine months ended September 30, 2018 and 2017 respectively is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentage data)	2018	2017	2018	2017
Net sales:
Americas	$322.8	$302.2	$931.2	$875.8
EMEA	98.5	80.3	278.8	224.2
APAC	60.7	51.8	161.9	138.4
Elimination of intersegment sales	(69.1)	(53.9)	(187.9)	(158.9)
Total net sales	$412.9	$380.4	$1,184.0	$1,079.5

Segment Adjusted Operating EBITDA:
Americas	$69.0	$66.3	$178.1	$172.2
EMEA	16.3	17.4	52.8	45.0
APAC	8.4	7.6	21.4	19.3
Total Segment Adjusted Operating EBITDA	93.7	91.3	252.3	236.5
Corporate and unallocated	(7.0)	(9.4)	(34.8)	(34.7)
Amortization expense	(9.9)	(7.9)	(27.2)	(23.4)
Depreciation expense	(4.5)	(4.1)	(13.2)	(12.1)
Transaction costs (1)	(0.8)	—	(6.7)	—
Separation expense	—	(0.3)	(0.1)	(1.5)
Restructuring expense	(3.9)	(2.8)	(5.7)	(8.5)
Gain from impairment or disposal of assets — net	0.1	3.9	0.3	4.1
Earnings from operations	67.7	70.7	164.9	160.4
Interest expense	(23.3)	(21.7)	(66.7)	(65.9)
Loss on early extinguishment of debt	—	(1.0)	—	(1.7)
Other expense — net	(4.9)	(3.0)	(28.7)	(8.2)
Earnings before income taxes	$39.5	$45.0	$69.5	$84.6
(1) Transaction costs include costs related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" and professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses."

Adjusted Operating EBITDA % by segment (2):
Americas	21.4%	21.9%	19.1%	19.7%
EMEA	16.5%	21.7%	18.9%	20.1%
APAC	13.8%	14.7%	13.2%	13.9%
(2) Adjusted Operating EBITDA % in the section above is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (3):
United States	$260.2	$248.9	$753.3	$710.3
Other Americas	28.5	23.1	85.3	70.9
EMEA	77.8	62.6	218.5	179.2
APAC	46.4	45.8	126.9	119.1
Total net sales by geographic area	$412.9	$380.4	$1,184.0	$1,079.5
(3) Net sales in the section above are attributed to geographic regions based on location of customer.

As of September 30, 2018 and December 31, 2017, total assets by reportable segment are as follows:

(in millions)	September 30, 2018	December 31, 2017
Total assets by segment:
Americas	$1,454.6	$1,445.6
EMEA	333.9	112.1
APAC	162.1	128.7
Corporate	138.3	154.0
Total assets	$2,088.9	$1,840.4

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

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding — Basic	140,154,735	139,162,556	139,955,166	138,978,203

Effect of dilutive securities:
Stock options	664,314	888,095	670,407	849,018
Unvested restricted stock	290,228	540,122	436,805	594,470
Unvested performance share units	239,908	294,253	219,690	197,696
Effect of dilutive securities	1,194,450	1,722,470	1,326,902	1,641,184

Weighted average shares outstanding — Diluted	141,349,185	140,885,026	141,282,068	140,619,387

Dilutive securities outstanding, not included in the computation of earnings per share because their effect was antidilutive was 0.6 million for the three and nine months ended September 30, 2018, respectively, and 0.8 million for the three and nine months ended September 30, 2017, respectively. In addition, certain performance share units whose conditions were not met at the end of the reporting period have also been excluded from the computation of earnings per share.

19. Revision of Previously Issued Consolidated Financial Statements

During the third quarter of 2018, the Company identified errors in previously issued financial statements related to the tax basis of a foreign subsidiary and incorrect tax amortization of the intangible assets held by the same entity. These errors impacted the tax determinations of certain intercompany distributions between foreign subsidiaries, thereby resulting in an understatement of U.S. tax liabilities. In addition, the Company discovered certain intercompany transactions were not recorded on a timely basis. While these intercompany transactions had no impact on the Company’s consolidated earnings before income taxes, they did result in an incorrect recognition of income tax expense or benefit recognized in each applicable jurisdiction, thereby resulting in an understatement of U.S. tax liabilities. As a result of these errors, on November 19, 2018, the Company filed the FY2017 Form 10-K/A for the fiscal year ended December 31, 2017 to restate its consolidated financial statements as of and for the year ended December 31, 2016 and revise its 2017 and 2015 financial statements, in each case, to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial, individually and in the aggregate, were also corrected for in the restatement and revisions.

To reflect the correction of the above errors, the Company is revising the previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2017 in this Form 10-Q. The Company is also disclosing the impact of the revisions on the previously filed unaudited consolidated financial statements for the three months ended March 31, 2017 and the three and six months ended June 30, 2017. Additionally, the Company is disclosing the impact of the revisions on the previously unaudited consolidated financial statements for the three months ended March 31, 2018 and three and six months ended June 30, 2018. Unaudited financial statements for the three months ended March 31, 2018 and three and six months June 30, 2018 will be revised in connection with the future filing of the Company's Form 10-Q for the three months ended March 31, 2019 and the three and six months ended June 30, 2019.

In addition to the errors referred to above, there were certain other prior period errors, including but not limited to the following:

•	$2.7 million understatement of the loss incurred on debt repayments made in 2016, which was initially identified and corrected for as an out-of-period correction in 2017;

•
In 2016, subsequent to the initial accounting for the spin-off from the Company's former parent, the Company incorrectly reduced the carrying value of deferred tax liabilities through a credit to retained earnings of $7.2 million. In 2017, the Company adjusted for this error through an out-of-period adjustment to additional paid-in capital, which then resulted in a misclassification between cumulative retained earnings and additional paid-in capital;

•
Cash flows misclassification of $4.0 million related to withholding taxes associated with stock-based compensation has been revised as cash flows from financing activities instead of operating activities in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2017; and

•
$3.6 million and $4.5 million understatement of foreign currency translation adjustments in the three months ended March 31, 2017 and the six months ended June 30, 2017, respectively, related to the accounting for an interest rate swap contract, which was originally identified and corrected for as an out-of-period adjustment in the three months ended September 30, 2017.

The following tables set forth the effect these error corrections had on the Company’s unaudited consolidated statements of operations by financial statement line item.

	Three Months Ended March 31, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised
Loss on early extinguishment of debt	$3.2	$(2.7)	$0.5
Other expense — net	1.8	0.1	1.9
Earnings before income taxes	7.1	2.6	9.7
Income taxes	2.1	0.7	2.8
Net earnings	5.0	1.9	6.9

Per share data
Earnings per share — Basic	$0.04	$0.01	$0.05
Earnings per share — Diluted	$0.04	$0.01	$0.05

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Loss on early extinguishment of debt	$0.2	$—	$0.2	$3.4	$(2.7)	$0.7
Other expense — net	3.3	—	3.3	5.1	0.1	5.2
Earnings before income taxes	29.9	—	29.9	37.0	2.6	39.6
Income taxes	(0.2)	1.7	1.5	1.9	2.4	4.3
Net earnings	30.1	(1.7)	28.4	35.1	0.2	35.3

Per share data
Earnings per share — Basic	$0.22	$(0.02)	$0.20	$0.25	$—	$0.25
Earnings per share — Diluted	$0.21	$(0.01)	$0.20	$0.25	$—	$0.25

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(in millions, except per share data)	As Reported	Effect of Accounting Adoption(1)	Adjustment	As Revised	As Reported	Effect of Accounting Adoption(1)	Adjustment	As Revised
Selling, general and administrative expenses(1)	$66.5	$(0.4)	$—	$66.1	$215.5	$(1.1)	$—	$214.4
Loss on early extinguishment of debt	1.0	—	—	1.0	4.4	—	(2.7)	1.7
Other expense — net(1)	2.6	0.4	—	3.0	7.0	1.1	0.1	8.2
Earnings before income taxes	45.0	—	—	45.0	82.0	—	2.6	84.6
Income taxes	11.9	—	2.4	14.3	13.8	—	4.8	18.6
Net earnings	33.1	—	(2.4)	30.7	68.2	—	(2.2)	66.0

Per share data
Earnings per share — Basic	$0.24	$—	$(0.02)	$0.22	$0.49	$—	$(0.02)	$0.47
Earnings per share — Diluted	$0.24	$—	$(0.02)	$0.22	$0.49	$—	$(0.02)	$0.47
(1) Effect of accounting adoption relates to periodic pension costs that have been reclassified from "Selling, general and administrative expenses" to "Other expense — net" in accordance with the adoption of accounting guidance in ASU 2017-07.

	Three Months Ended December 31, 2017				Year Ended December 31, 2017
(in millions, except per share data)	As Reported	Effect of Accounting Adoption(1)	Adjustment	As Revised	As Reported	Effect of Accounting Adoption(1)	Adjustment	As Revised
Selling, general and administrative expenses(1)	$62.7	(0.4)	$—	$62.3	$278.2	$(1.5)	$—	$276.7
Loss on early extinguishment of debt	—	—	—	—	4.4	—	(2.7)	1.7
Other expense — net (1)	2.0	0.4	—	2.4	9.0	1.5	0.1	10.6
Earnings before income taxes	36.8	—	—	36.8	118.8	—	2.6	121.4
Income taxes	(29.0)	—	(1.1)	(30.1)	(15.2)	—	3.7	(11.5)
Net earnings	65.8	—	1.1	66.9	134.0	—	(1.1)	132.9

Per share data
Earnings per share — Basic	$0.47	$—	$0.01	$0.48	$0.96	$—	$—	$0.96
Earnings per share — Diluted	$0.47	$—	$—	$0.47	$0.95	$—	$(0.01)	$0.94
(1) Effect of accounting adoption relates to periodic pension costs that have been reclassified from "Selling, general and administrative expenses" to "Other expense — net" in accordance with the adoption of accounting guidance in ASU 2017-07.

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Income taxes	$0.3	$0.1	$0.4
Net earnings	12.5	(0.1)	12.4

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income taxes	$5.1	$0.1	$5.2	$5.4	$0.2	$5.6
Net earnings	12.1	(0.1)	12.0	24.6	(0.2)	24.4

Per share data
Earnings per share — Basic	$0.09	$—	$0.09	$0.18	$(0.01)	$0.17
Earnings per share — Diluted	$0.09	$—	$0.09	$0.17	$—	$0.17

The following tables summarize the effects these corrections had on the Company's unaudited consolidated statements of comprehensive income by financial statement line item:

	Three Months Ended March 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$5.0	$1.9	$6.9
Foreign currency translation adjustments	7.0	(3.6)	3.4
Total other comprehensive income, net of tax	6.8	(3.6)	3.2
Comprehensive income	11.8	(1.7)	10.1

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings	$30.1	$(1.7)	$28.4	$35.1	$0.2	$35.3
Foreign currency translation adjustments	3.7	(0.9)	2.8	10.7	(4.5)	6.2
Total other comprehensive (loss) income, net of tax	4.8	(0.9)	3.9	11.6	(4.5)	7.1
Comprehensive income	34.9	(2.6)	32.3	46.7	(4.3)	42.4

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings	$33.1	$(2.4)	$30.7	$68.2	$(2.2)	$66.0
Foreign currency translation adjustments	1.4	4.6	6.0	12.1	0.1	12.2
Total other comprehensive income, net of tax	2.5	4.6	7.1	14.1	0.1	14.2
Comprehensive income	35.6	2.2	37.8	82.3	(2.1)	80.2

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$12.5	$(0.1)	$12.4
Foreign currency translation adjustments	0.1	(0.1)	—
Total other comprehensive income, net of tax	2.6	(0.1)	2.5
Comprehensive income	15.1	(0.2)	14.9

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings	$12.1	$(0.1)	$12.0	$24.6	$(0.2)	$24.4
Foreign currency translation adjustments	(7.6)	—	(7.6)	(7.5)	(0.1)	(7.6)
Total other comprehensive loss, net of tax	(8.3)	—	(8.3)	(5.7)	(0.1)	(5.8)
Comprehensive income	3.8	(0.1)	3.7	18.9	(0.3)	18.6

The following tables summarize the effects these corrections had on the Company's unaudited consolidated balance sheets by financial statement line item:

	March 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Prepaids and other current assets	$25.8	$(0.1)	$25.7
Total current assets	379.6	(0.1)	379.5
Other non-current assets	26.3	(1.8)	24.5
Total assets	1,837.1	(1.9)	1,835.2
Accrued expenses and other liabilities	137.7	3.9	141.6
Total current liabilities	284.8	3.9	288.7
Deferred income taxes	136.3	7.1	143.4
Other long-term liabilities	43.0	1.8	44.8
Total non-current liabilities	1,578.6	8.9	1,587.5
Additional paid-in capital (deficit)	(66.6)	1.3	(65.3)
Retained earnings	75.5	(12.4)	63.1
Accumulated other comprehensive income (loss)	(36.6)	(3.6)	(40.2)
Total equity (deficit)	(26.3)	(14.7)	(41.0)
Total liabilities and equity	1,837.1	(1.9)	1,835.2

	June 30, 2017
(in millions)	As Reported	Adjustment	As Revised
Other non-current assets	$35.5	$0.1	$35.6
Total assets	1,867.7	0.1	1,867.8
Accounts payable	120.1	1.5	121.6
Accrued expenses and other liabilities	159.9	4.0	163.9
Total current liabilities	308.9	5.5	314.4
Deferred income taxes	136.3	7.2	143.5
Other long-term liabilities	38.7	4.6	43.3
Total non-current liabilities	1,547.5	11.8	1,559.3
Additional paid-in capital (deficit)	(63.9)	1.4	(62.5)
Retained earnings	105.6	(14.1)	91.5
Accumulated other comprehensive income (loss)	(31.8)	(4.5)	(36.3)
Total equity (deficit)	11.3	(17.2)	(5.9)
Total liabilities and equity	1,867.7	0.1	1,867.8

	September 30, 2017
(in millions)	As Reported	Adjustment	As Revised
Accrued expenses and other liabilities	$162.9	$7.8	$170.7
Total current liabilities	299.5	7.8	307.3
Additional paid-in capital (deficit)	(66.8)	8.6	(58.2)
Retained earnings	138.7	(16.5)	122.2
Accumulated other comprehensive income (loss)	(29.3)	0.1	(29.2)
Total equity	44.0	(7.8)	36.2

	March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Accrued expenses and other liabilities	$138.2	$8.0	$146.2
Total current liabilities	278.0	8.0	286.0
Deferred income taxes	91.7	(1.0)	90.7
Total non-current liabilities	1,488.5	(1.0)	1,487.5
Additional paid-in capital (deficit)	(57.6)	8.6	(49.0)
Retained earnings	218.1	(15.5)	202.6
Accumulated other comprehensive loss	(29.4)	(0.1)	(29.5)
Total equity	132.3	(7.0)	125.3

	June 30, 2018
(in millions)	As Reported	Adjustment	As Revised
Accrued expenses and other liabilities	$139.6	$8.2	$147.8
Total current liabilities	322.8	8.2	331.0
Deferred income taxes	120.7	(1.1)	119.6
Total non-current liabilities	1,647.7	(1.1)	1,646.6
Additional paid-in capital (deficit)	(52.9)	8.6	(44.3)
Retained earnings	230.2	(15.6)	214.6
Accumulated other comprehensive loss	(37.7)	(0.1)	(37.8)
Total equity	140.8	(7.1)	133.7

The following tables summarize the effects these corrections had on the Company's unaudited consolidated statements of cash flows by financial statement line item:

	Three Months Ended March 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$5.0	$1.9	$6.9
Amortization of debt issuance costs	1.3	0.1	1.4
Loss on early extinguishment of debt	3.2	(2.7)	0.5
Other current and long-term liabilities	(46.9)	0.7	(46.2)
Net cash used in operating activities	(164.4)	—	(164.4)

	Six Months Ended June 30, 2017
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$35.1	$0.2	$35.3
Amortization of debt issuance costs	2.6	0.1	2.7
Loss on early extinguishment of debt	3.4	(2.7)	0.7
Other current and long-term liabilities	(23.1)	2.4	(20.7)
Net cash used in operating activities	(254.0)	—	(254.0)

	Nine Months Ended September 30, 2017
(in millions)	As Reported	Effect of Accounting Adoption(1)(2)(3)	Adjustment	As Revised
Net earnings	$68.2	$—	$(2.2)	$66.0
Amortization of debt issuance costs	4.0	—	0.1	4.1
Loss on early extinguishment of debt	4.4	—	(2.7)	1.7
Accounts receivable(1)(3)	9.1	(404.5)	—	(395.4)
Other current and long-term liabilities	(21.2)	—	8.8	(12.4)
Net cash provided by (used in) operating activities(1)(3)	65.8	(404.5)	4.0	(334.7)
Cash receipts on beneficial interest in sold receivables(1)	—	404.6	—	404.6
Change in restricted cash(2)	6.3	(6.3)	—	—
Net cash provided by investing activities(1)(2)	4.5	398.3	—	402.8
Payments on tax withholdings for equity awards	—	—	(4.0)	(4.0)
Net cash provided by financing activities	11.3	—	(4.0)	7.3
Net increase in cash and cash equivalents and restricted cash(1)(2)	74.6	(6.2)	—	68.4
Balance at beginning of period(2)	53.8	6.4	—	60.2
Balance at end of period(2)	128.4	0.2	—	128.6
(1)As a result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company reclassified consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions from operating activities to investing activities on the consolidated statements of cash flows for the nine months ended September 30, 2017.
(2) As a result of the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the nine months ended September 30, 2017 were increased for restricted cash and cash flows provided by investing activities were reduced.
(3) Amounts included in the Effect of Accounting Adoption presentation for this line item reflect a rounding adjustment.

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$12.5	$(0.1)	$12.4
Other long-term liabilities	(30.1)	0.1	(30.0)
Net cash used in operating activities	(153.5)	—	(153.5)

	Six Months Ended June 30, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$24.6	$(0.2)	$24.4
Other current and long-term liabilities	(27.2)	0.2	(27.0)
Net cash used in operating activities	(288.0)	—	(288.0)

The following tables summarize the effects these corrections had on the Company's unaudited consolidated statements of equity by financial statement line item:

(in millions)	As Reported	Adjustment	As Revised
Balance at December 31, 2017
Additional Paid-In Capital (Deficit)	$(63.3)	$8.6	$(54.7)
Retained Earnings	204.5	(15.4)	189.1
Total Equity (Deficit)	110.4	(6.8)	103.6
Net earnings	12.5	(0.1)	12.4
Other comprehensive income	2.6	(0.1)	2.5
Balance at March 31, 2018	132.3	(7.0)	125.3

(in millions)	As Reported	Adjustment	As Revised
Balance at March 31, 2018
Additional Paid-In Capital (Deficit)	$(57.6)	$8.6	$(49.0)
Retained Earnings	218.1	(15.5)	202.6
Accumulated Other Comprehensive Loss	(29.4)	(0.1)	(29.5)
Total Equity	132.3	(7.0)	125.3
Net earnings	12.1	(0.1)	12.0
Balance at June 30, 2018	140.8	(7.1)	133.7

(in millions)	As Reported	Adjustment	As Revised
Balance at June 30, 2018
Additional Paid-In Capital (Deficit)	$(52.9)	$8.6	$(44.3)
Retained Earnings	230.2	(15.6)	214.6
Accumulated Other Comprehensive Loss	(37.7)	(0.1)	(37.8)

(in millions)	As Reported	Adjustment	As Revised
Balance at December 31, 2016
Additional Paid-In Capital (Deficit)	$(72.0)	$1.4	$(70.6)
Retained Earnings	70.5	(14.3)	56.2
Total Equity (Deficit)	(43.5)	(12.9)	(56.4)
Net earnings	5.0	1.9	6.9
Other comprehensive income	6.8	(3.6)	3.2
Balance at March 31, 2017	(26.3)	(14.7)	(41.0)

(in millions)	As Reported	Adjustment	As Revised
Balance at March 31, 2017
Additional Paid-In Capital (Deficit)	$(66.6)	$1.3	$(65.3)
Retained Earnings	75.5	(12.4)	63.1
Accumulated Other Comprehensive Loss	(36.6)	(3.6)	(40.2)
Total Equity (Deficit)	(26.3)	(14.7)	(41.0)
Net earnings	30.1	(1.7)	28.4
Other comprehensive income	4.8	(0.9)	3.9
Balance at June 30, 2017	11.3	(17.2)	(5.9)

(in millions)	As Reported	Adjustment	As Revised
Balance at June 30, 2017
Additional Paid-In Capital (Deficit)	$(63.9)	$1.4	$(62.5)
Retained Earnings	105.6	(14.1)	91.5
Accumulated Other Comprehensive Loss	(31.8)	(4.5)	(36.3)
Total Equity (Deficit)	11.3	(17.2)	(5.9)
Net earnings	33.1	(2.4)	30.7
Other comprehensive income	2.5	4.6	7.1
Balance at September 30, 2017	44.0	(7.8)	36.2

20. Subsidiary Guarantors of Senior Notes

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

The Company identified errors as described in Note 19, “Revision of Previously Issued Consolidated Financial Statements,” and has revised the following consolidating financial information within this footnote to correct the identified errors. The errors also have an impact on the subsidiary guarantors footnote for the three months ended March 31, 2018 and the three and six months ended June 30, 2018. The impacts are not considered material to those periods and will be revised in connection with the future filing of the Company's Form 10-Q for the three months ended March 31, 2019 and the three and six months ended June 30, 2019.

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$290.3	$234.1	$(111.5)	$412.9
Cost of sales	1.1	214.7	155.5	(111.5)	259.8
Gross profit	(1.1)	75.6	78.6	—	153.1
Selling, general and administrative expenses	5.3	35.3	31.1	—	71.7
Amortization expense	—	7.1	2.8	—	9.9
Restructuring expense	1.4	1.1	1.4	—	3.9
Gain from impairment or disposal of assets — net	—	(0.1)	—	—	(0.1)
(Loss) earnings from operations	(7.8)	32.2	43.3	—	67.7
Interest expense	21.0	0.2	2.1	—	23.3
Other (income) expense — net	(4.3)	(5.5)	14.7	—	4.9
Equity in earnings (loss) of subsidiaries	51.6	19.6	—	(71.2)	—
Earnings (loss) before income taxes	27.1	57.1	26.5	(71.2)	39.5
Income tax expense	0.3	5.5	6.9	—	12.7
Net earnings (loss)	$26.8	$51.6	$19.6	$(71.2)	$26.8
Total other comprehensive income (loss), net of tax	4.3	3.4	3.7	(7.0)	4.4
Comprehensive income (loss)	$31.1	$55.0	$23.3	$(78.2)	$31.2

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$273.8	$198.8	$(92.2)	$380.4
Cost of sales	1.2	187.0	140.5	(92.2)	236.5
Gross profit	(1.2)	86.8	58.3	—	143.9
Selling, general and administrative expenses	9.2	34.4	22.5	—	66.1
Amortization expense	—	7.1	0.8	—	7.9
Separation expense	0.3	—	—	—	0.3
Restructuring expense	0.1	2.4	0.3	—	2.8
Gain from impairment or disposal of assets — net	—	(0.1)	(3.8)	—	(3.9)
(Loss) earnings from operations	(10.8)	43.0	38.5	—	70.7
Interest expense	20.7	0.3	0.7	—	21.7
Loss on early extinguishment of debt	1.0	—	—	—	1.0
Other (income) expense — net	(2.6)	(7.4)	13.0	—	3.0
Equity in earnings (loss) of subsidiaries	49.7	20.5	—	(70.2)	—
Earnings (loss) before income taxes	19.8	70.6	24.8	(70.2)	45.0
Income taxes (benefit) expense	(10.9)	20.9	4.3	—	14.3
Net earnings (loss)	$30.7	$49.7	$20.5	$(70.2)	$30.7
Total other comprehensive income (loss), net of tax	7.1	7.3	6.6	(13.9)	7.1
Comprehensive income (loss)	$37.8	$57.0	$27.1	$(84.1)	$37.8

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$842.1	$687.4	$(345.5)	$1,184.0
Cost of sales	2.8	630.9	467.2	(345.5)	755.4
Gross profit	(2.8)	211.2	220.2	—	428.6
Selling, general and administrative expenses	24.5	110.7	95.8	—	231.0
Amortization expense	—	21.4	5.8	—	27.2
Separation expense	0.1	—	—	—	0.1
Restructuring expense	1.4	1.2	3.1	—	5.7
Gain from impairment or disposal of assets — net	—	(0.3)	—	—	(0.3)
(Loss) earnings from operations	(28.8)	78.2	115.5	—	164.9
Interest expense	61.2	0.7	4.8	—	66.7
Other (income) expense — net	(12.3)	(17.6)	58.6	—	28.7
Equity in earnings (loss) of subsidiaries	107.7	33.5	—	(141.2)	—
Earnings (loss) before income taxes	30.0	128.6	52.1	(141.2)	69.5
Income tax (benefit) expense	(21.2)	20.9	18.6	—	18.3
Net earnings (loss)	$51.2	$107.7	$33.5	$(141.2)	$51.2
Total other comprehensive (loss) income, net of tax	(1.5)	(8.8)	(5.5)	14.4	(1.4)
Comprehensive income (loss)	$49.7	$98.9	$28.0	$(126.8)	$49.8

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$792.4	$567.2	$(280.1)	$1,079.5
Cost of sales	2.9	555.7	396.9	(280.1)	675.4
Gross profit	(2.9)	236.7	170.3	—	404.1
Selling, general and administrative expenses	28.3	116.1	70.0	—	214.4
Amortization expense	—	21.3	2.1	—	23.4
Separation expense	1.5	—	—	—	1.5
Restructuring expense	4.9	3.2	0.4	—	8.5
Gain from impairment or disposal of assets — net	—	(0.5)	(3.6)	—	(4.1)
(Loss) earnings from operations	(37.6)	96.6	101.4	—	160.4
Interest expense	63.1	0.8	2.0	—	65.9
Loss on early extinguishment of debt	1.7	—	—	—	1.7
Other (income) expense — net	(7.3)	(21.7)	37.2	—	8.2
Equity in earnings (loss) of subsidiaries	127.8	56.3	—	(184.1)	—
Earnings (loss) before income taxes	32.7	173.8	62.2	(184.1)	84.6
Income tax (benefit) expense	(33.3)	46.0	5.9	—	18.6
Net earnings (loss)	$66.0	$127.8	$56.3	$(184.1)	$66.0
Total other comprehensive income (loss), net of tax	14.2	18.2	15.4	(33.6)	14.2
Comprehensive income (loss)	$80.2	$146.0	$71.7	$(217.7)	$80.2

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

	September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.4	$0.3	$92.7	$—	$93.4
Restricted cash	—	—	0.3	—	0.3
Accounts receivable — net	—	—	122.1	(3.7)	118.4
Inventories — net	—	90.5	110.7	—	201.2
Prepaids and other current assets	7.5	6.0	13.2	—	26.7
Total current assets	7.9	96.8	339.0	(3.7)	440.0
Property, plant and equipment — net	0.3	70.5	45.8	—	116.6
Goodwill	—	832.4	103.9	—	936.3
Other intangible assets — net	3.0	374.9	180.4	—	558.3
Intercompany long-term note receivable	20.0	20.0	—	(40.0)	—
Due from affiliates	—	3,317.2	—	(3,317.2)	—
Investment in subsidiaries	4,117.1	—	—	(4,117.1)	—
Other non-current assets	11.4	4.3	32.4	(10.4)	37.7
Total assets	$4,159.7	$4,716.1	$701.5	$(7,488.4)	$2,088.9
Liabilities and equity
Current liabilities:
Accounts payable	$0.3	$57.7	$58.9	$(3.7)	$113.2
Accrued expenses and other liabilities	10.4	88.4	52.6	—	151.4
Short-term borrowings	—	—	30.0	—	30.0
Current portion of capital leases	—	0.4	0.1	—	0.5
Product warranties	—	17.9	9.8	—	27.7
Total current liabilities	10.7	164.4	151.4	(3.7)	322.8
Long-term debt and capital leases	1,282.0	0.9	75.8	—	1,358.7
Deferred income taxes	72.5	—	48.1	—	120.6
Pension and postretirement health obligations	47.0	4.6	—	(10.4)	41.2
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,517.0	—	800.2	(3,317.2)	—
Investment in subsidiaries	—	406.7	—	(406.7)	—
Other long-term liabilities	49.7	22.4	8.4	—	80.5
Total non-current liabilities	3,983.9	434.6	956.8	(3,774.3)	1,601.0
Total equity (deficit):
Total equity (deficit)	165.1	4,117.1	(406.7)	(3,710.4)	165.1
Total liabilities and equity	$4,159.7	$4,716.1	$701.5	$(7,488.4)	$2,088.9

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

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(65.4)	$74.2	$(430.6)	$0.5	$(421.3)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	463.6	—	463.6
Capital expenditures	(0.2)	(9.2)	(4.6)	—	(14.0)
Acquisition of intangible assets	(2.8)	—	—	—	(2.8)
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Intercompany investment	—	(64.4)	68.8	(4.4)	—
Net cash (used in) provided by investing activities	(3.0)	(73.6)	302.2	(4.4)	221.2
Cash flows from financing activities
Proceeds from long-term debt	176.0	—	100.0	—	276.0
Repayments on long-term debt and capital leases	(114.0)	(0.3)	(25.2)	—	(139.5)
Debt issuance costs	(0.4)	—	—	—	(0.4)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Exercises of stock options	6.0	—	—	—	6.0
Payments on tax withholdings for equity awards	(2.9)	—	—	—	(2.9)
Intercompany financing	(4.7)	—	—	4.7	—
Net cash provided by (used in) financing activities	60.0	(0.3)	104.8	4.7	169.2
Effect of exchange rate changes on cash	—	—	(4.1)	—	(4.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8.4)	0.3	(27.7)	0.8	(35.0)
Balance at beginning of period	8.8	—	120.7	(0.8)	128.7
Balance at end of period	$0.4	$0.3	$93.0	$—	$93.7

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(25.9)	$69.4	$(378.2)	$—	$(334.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	404.6	—	404.6
Capital expenditures	(0.4)	(8.9)	(4.8)	—	(14.1)
Proceeds from sale of property, plant and equipment	—	6.0	6.3	—	12.3
Intercompany investment	—	(65.6)	—	65.6	—
Net cash (used in) provided by investing activities	(0.4)	(68.5)	406.1	65.6	402.8
Cash flows from financing activities
Proceeds from long-term debt	140.3	—	0.6	—	140.9
Repayments on long-term debt and capital leases	(133.8)	(0.3)	(0.7)	—	(134.8)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Changes in short-term borrowings	—	—	4.0	—	4.0
Exercises of stock options	3.2	—	—	—	3.2
Payments on tax withholdings for equity awards	(4.0)	—	—	—	(4.0)
Intercompany financing	29.8	—	35.8	(65.6)	—
Net cash provided by (used in) financing activities	33.5	(0.3)	39.7	(65.6)	7.3
Effect of exchange rate changes on cash	—	—	(7.0)	—	(7.0)
Net change in cash and cash equivalents and restricted cash	7.2	0.6	60.6	—	68.4
Balance at beginning of period	0.4	2.3	57.5	—	60.2
Balance at end of period	$7.6	$2.9	$118.1	$—	$128.6

21. Subsequent Events

Amendment to 2016 Credit Facility

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

Amendment to Accounts Receivable Securitization Agreement

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Quarterly Report on Form 10-Q, including matters discussed under this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions that may cause actual results to differ materially from those discussed in the forward -looking statements. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

Revision of Previously Issued Consolidated Financial Statements

As discussed in Note 2 to our unaudited consolidated financial statements in Part I, Item 1, “Financial Statements," the consolidated financial statements for the three and nine months ended September 30, 2017 have been revised to reflect the correction of certain errors. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of the revision.

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

We continue to focus on developing new product and system solutions to support future revenues, reducing long-term debt obligations and developing our acquisition pipeline. General market conditions, which were soft in 2017, have stabilized in 2018 and we expect gradual improvement in the first half of 2019. We remain focused on pursuing sales that support our margin objectives and will continue the 80/20 customer line simplification actions as necessary to protect against margin-dilutive sales. Increased demand from large chain customers, new product rollouts and the initial rollouts of our FitKitchen® systems have helped drive increased sales in 2018. Our Simplification and Right-Sizing initiatives, hedging activities, additional price increases and reductions in discretionary spending are anticipated to offset, in part, the inflationary impacts from rising material and freight costs including recently enacted tariffs.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"), and in accordance with applicable guidance, we recorded certain provisional estimates in our consolidated financial statements for the year ended December 31, 2017. The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118, which provided accounting guidance for the tax effects of the items enacted in December 2017, providing a remeasurement period not extending beyond one year from the Tax Act enactment date. There was an increase of $2.6 million related to the Deemed Repatriation Transition Tax ("Transition Tax") for the three and nine months ended September 30, 2018, related to the provisional estimates recorded in our consolidated financial statements for the year ended December 31, 2017. There were no other changes in provisional adjustments for the reduction in the U.S. corporate income tax rate, cost recovery, valuation allowances or capital requirements. The provisional amounts, including the additional $2.6 million, are based upon applicable regulations and guidance issued as of September 30, 2018 and remain subject to ongoing review and adjustment following further analysis and issuance of additional guidance, if any, during the remainder of the measurement period.

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

On October 25, 2018, our Board of Directors (the "Board") appointed William C. Johnson as President and Chief Executive Officer effective immediately following the day upon which this Quarterly Report on Form 10-Q for the period ended September 30, 2018 is filed with the Securities and Exchange Commission. The Board also appointed Mr. Johnson to serve as a member of the Board, effective October 29, 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table sets forth our consolidated results for the periods presented:

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Net sales	$412.9	$380.4	$32.5	8.5%
Cost of sales	259.8	236.5	23.3	9.9%
Gross profit	153.1	143.9	9.2	6.4%
Selling, general and administrative expenses	71.7	66.1	5.6	8.5%
Amortization expense	9.9	7.9	2.0	25.3%
Separation expense	—	0.3	(0.3)	(100.0)%
Restructuring expense	3.9	2.8	1.1	39.3%
Gain from impairment or disposal of assets — net	(0.1)	(3.9)	3.8	(97.4)%
Earnings from operations	67.7	70.7	(3.0)	(4.2)%
Interest expense	23.3	21.7	1.6	7.4%
Loss on early extinguishment of debt	—	1.0	(1.0)	(100.0)%
Other expense — net	4.9	3.0	1.9	63.3%
Earnings before income taxes	39.5	45.0	(5.5)	(12.2)%
Income taxes	12.7	14.3	(1.6)	(11.2)%
Net earnings	$26.8	$30.7	$(3.9)	(12.7)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Net sales:
Americas	$322.8	$302.2	$20.6	6.8%
EMEA	98.5	80.3	18.2	22.7%
APAC	60.7	51.8	8.9	17.2%
Elimination of intersegment sales	(69.1)	(53.9)	(15.2)	(28.2)%
Total net sales	$412.9	$380.4	$32.5	8.5%

Consolidated net sales totaled $412.9 million for the three months ended September 30, 2018, representing an increase of $32.5 million, or 8.5%, compared to the prior year period. The increase was primarily driven by incremental net sales from Crem, increased pricing and higher volumes from new product rollouts with large chain customers. Foreign currency translation negatively impacted net sales for the three months ended September 30, 2018 by $3.6 million, or 0.9%.

Net sales in the Americas segment for the three months ended September 30, 2018 increased $20.6 million, or 6.8% as a result of higher third-party net sales of $13.0 million and an increase in intersegment sales of $7.6 million. The third-party net sales increase was primarily driven by higher volumes from large chain customers, increased pricing and increased KitchenCare® aftermarket sales. Hot-side product volumes increased for new rollouts by large chain customers which was partially offset by lower cold-side product volumes. Foreign currency translation had a negative impact of $1.5 million on third-party net sales for the three months ended September 30, 2018.

Net sales in the EMEA segment for the three months ended September 30, 2018 increased $18.2 million, or 22.7%, which consisted of higher third-party net sales of $15.7 million and an increase in intersegment sales of $2.5 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products. Foreign currency translation had a negative impact of $1.5 million on third-party net sales for the three months ended September 30, 2018.

Net sales in the APAC segment for the three months ended September 30, 2018 increased $8.9 million, or 17.2% as a result of higher third-party net sales of $3.6 million and an increase in intersegment sales of $5.1 million. The third-party net sales increase was primarily driven by the contribution of incremental net sales from Crem products partially offset by decreased KitchenCare® aftermarket sales. Foreign currency translation had a negative impact of $0.6 million on third-party net sales for the three months ended September 30, 2018.

Analysis of Earnings from Operations

Consolidated earnings from operations for the three months ended September 30, 2018 totaled $67.7 million, a decrease of $3.0 million, or 4.2%, compared to the prior year period, which was principally driven by: (i) $9.5 million unfavorable product mix impact, (ii) increased material costs of $6.6 million, (iii) lower gain on fixed asset disposals of $3.8 million, (iv) increased compensation costs of $2.4 million, (v) a negative foreign currency translation impact of $1.5 million, (vi) $1.1 million of higher restructuring costs and (vii) $0.8 million of acquisition-related transaction and integration costs. These unfavorable impacts were partially offset by: (i) savings from the Simplification and Right-Sizing Initiatives of $9.6 million, (ii) $6.5 million favorable impact from increased product volumes, (iii) a $5.9 million increase resulting from favorable net pricing, and (iv) an incremental gain of $1.0 million from Crem operations, which includes $2.0 million of increased amortization expense associated with acquisition-related intangible assets.

Total selling, general and administrative expenses, which are included in earnings from operations discussed directly above, amounted to $71.7 million for the three months ended September 30, 2018, an increase of $5.6 million, or 8.5%, compared to the prior year period. This increase was principally due to increased compensation costs of $5.0 million, $4.2 million of costs associated with the Crem operations and $1.2 million of a vendor settlement received in the third quarter of 2017 that did not recur in the current year. These increases are partially offset by lower stock compensation costs of $3.4 million primarily attributable to the resignation of our former President and Chief Executive Officer ("CEO") and lower incentive compensation costs of $1.8 million.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Three Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Segment Adjusted Operating EBITDA:
Americas	$69.0	$66.3	$2.7	4.1%
EMEA	16.3	17.4	(1.1)	(6.3)%
APAC	8.4	7.6	0.8	10.5%
Total Segment Adjusted Operating EBITDA	$93.7	$91.3	$2.4	2.6%

Adjusted Operating EBITDA in the Americas segment for the three months ended September 30, 2018 increased by $2.7 million, or 4.1%. This increase was primarily driven by: (i) a favorable net pricing impact of $17.1 million, (ii) favorable product volumes of $8.9 million and (iii) savings of $6.7 million from the Simplification and Right-Sizing Initiatives. These increases were partially offset by: (i) $17.8 million of unfavorable product mix, (ii) $5.9 million of increased material costs, (iii) $5.1 million of higher selling costs and discretionary spending and (iv) unfavorable foreign currency translation impact of $1.0 million.

Adjusted Operating EBITDA in the EMEA segment for the three months ended September 30, 2018 decreased by $1.1 million, or 6.3%, which was primarily driven by a $6.2 million unfavorable impact from net pricing and higher compensation costs of $2.2 million. This decrease was partially offset by: (i) favorable product volumes of $3.5 million, (ii) savings from the Simplification and Right-Sizing Initiatives of $1.8 million, (iii) $1.1 million positive contribution from the Crem operations and (iv) a favorable product mix impact of $0.6 million.

Adjusted Operating EBITDA in the APAC segment for the three months ended September 30, 2018 increased by $0.8 million, or 10.5% primarily driven by the incremental benefit from the Crem operations.

Analysis of Non-Operating Income Statement Items

For the three months ended September 30, 2018, interest expense was $23.3 million, a $1.6 million increase from the prior year period, primarily due to increased borrowings in connection with the Crem acquisition, partially offset by two repricing events of our Term Loan B facility in 2017. We incurred $1.0 million of loss on early extinguishment of debt in conjunction with the September 2017 repricing event during the third quarter of 2017 which did not recur in the corresponding period in 2018.

For the three months ended September 30, 2018, "Other expense—net" was $4.9 million, a $1.9 million increase from the prior year period. The increase was primarily due to foreign currency transaction losses on debt totaling $1.3 million.

Analysis of Income Taxes

For the three months ended September 30, 2018, we recorded a $12.7 million income tax provision, reflecting a 32.2% effective tax rate, compared to an $14.3 million income tax provision for the three months ended September 30, 2017, reflecting a 31.8% effective tax rate. The $1.6 million decrease in our income tax provision for the three months ended September 30, 2018, relative to the three months ended September 30, 2017, was primarily attributable to the reduction of the U.S. statutory federal rate relative to the mix of jurisdictional income partially offset by a $2.6 million increase of the provisional obligation for the Transition Tax.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table sets forth our consolidated results for the periods presented:

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Net sales	$1,184.0	$1,079.5	$104.5	9.7%
Cost of sales	755.4	675.4	80.0	11.8%
Gross profit	428.6	404.1	24.5	6.1%
Selling, general and administrative expenses	231.0	214.4	16.6	7.7%
Amortization expense	27.2	23.4	3.8	16.2%
Separation expense	0.1	1.5	(1.4)	(93.3)%
Restructuring expense	5.7	8.5	(2.8)	(32.9)%
Gain from impairment or disposal of assets — net	(0.3)	(4.1)	3.8	(92.7)%
Earnings from operations	164.9	160.4	4.5	2.8%
Interest expense	66.7	65.9	0.8	1.2%
Loss on early extinguishment of debt	—	1.7	(1.7)	(100.0)%
Other expense — net	28.7	8.2	20.5	250.0%
Earnings before income taxes	69.5	84.6	(15.1)	(17.8)%
Income taxes	18.3	18.6	(0.3)	(1.6)%
Net earnings	$51.2	$66.0	$(14.8)	(22.4)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Net sales:
Americas	$931.2	$875.8	$55.4	6.3%
EMEA	278.8	224.2	54.6	24.4%
APAC	161.9	138.4	23.5	17.0%
Elimination of intersegment sales	(187.9)	(158.9)	(29.0)	18.3%
Total net sales	$1,184.0	$1,079.5	$104.5	9.7%

Consolidated net sales totaled $1,184.0 million for the nine months ended September 30, 2018, representing an increase of $104.5 million, or 9.7%, compared to the prior year period. The increase was primarily driven by incremental net sales from Crem, higher volumes from new product rollouts with large chain customers and increased pricing. These increases were partially offset by decreased KitchenCare® aftermarket sales. Foreign currency translation favorably impacted net sales for the nine months ended September 30, 2018 by $14.1 million, or 1.3%.

Net sales in the Americas segment for the nine months ended September 30, 2018 increased $55.4 million, or 6.3% as a result of higher third-party net sales of $48.3 million and an increase in intersegment sales of $7.1 million. The third-party net sales increase was primarily driven by higher volumes of hot-side products for new rollouts by large chain customers as well as higher volumes of cold-side products and increased pricing. These increases were offset in part by decreased KitchenCare® aftermarket sales. Foreign currency translation had a favorable impact of $1.2 million on third-party net sales for the nine months ended September 30, 2018.

Net sales in the EMEA segment for the nine months ended September 30, 2018 increased $54.6 million, or 24.4%, which consisted of higher third-party net sales of $43.3 million and an increase in intersegment sales of $11.3 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products, higher sales volumes of hot-side products resulting from a new product rollout with a large chain customer and increases in the general market as well as improved KitchenCare® aftermarket sales. Foreign currency translation had a positive impact of $10.7 million on third-party net sales for the nine months ended September 30, 2018.

Net sales in the APAC segment for the nine months ended September 30, 2018 increased $23.5 million, or 17.0% as a result of higher third-party sales of $12.9 million and an increase in intersegment sales of $10.6 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products as well as increased volumes for hot-side products partially offset by lower Fabristeel project sales. Foreign currency translation had a positive impact of $2.2 million on third-party net sales for the nine months ended September 30, 2018.

Analysis of Earnings from Operations

Consolidated earnings from operations for the nine months ended September 30, 2018 totaled $164.9 million, an increase of $4.5 million, or 2.8%, compared to the prior year period, which was principally driven by: (i) savings from the Simplification and Right-Sizing Initiatives of $30.8 million, (ii) $22.5 million favorable impact from increased product volumes, (iii) favorable net pricing impacts of $9.4 million, (iv) $3.7 million of lower controllable costs, (v) a positive foreign currency translation impact of $3.1 million, (vi) lower restructuring expenses of $2.8 million, (vii) decreased separation expenses from our former parent company of $1.4 million and (viii) incremental earnings from Crem operations of $0.8 million, which includes $3.6 million of increased amortization expense associated with acquisition-related intangible assets. These favorable impacts were partially offset by: (i) an unfavorable product mix impact of $32.3 million, (ii) increased material costs of $11.5 million, (iii) $10.4 million of increased compensation expenses, (iv) $6.7 million of acquisition-related transaction and integration costs, (v) $4.0 of higher selling costs and (vi) lower gain on fixed asset disposals of $3.8 million.

Total selling, general and administrative expenses, which are included in earnings from operations discussed directly above, amounted to $231.0 million for the nine months ended September 30, 2018, an increase of $16.6 million, or 7.7%, compared to the prior year period. This increase was principally due to: (i) increased compensation costs of $9.4 million, (ii) $7.6 million of costs associated with the Crem operations, (iii) $4.8 million of professional services and other direct costs incurred in connection with the acquisition and integration of Crem and (iv) an unfavorable impact from foreign currency translation of $3.8 million. These increases are partially offset by lower employee related expenses of $3.7 million resulting from company-wide workforce reductions, lower controllable spending of $2.9 million and lower stock and incentive compensation of $2.8 million primarily attributable to the resignation of our former President and CEO.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	$	%
Segment Adjusted Operating EBITDA:
Americas	$178.1	$172.2	$5.9	3.4%
EMEA	52.8	45.0	7.8	17.3%
APAC	21.4	19.3	2.1	10.9%
Total Segment Adjusted Operating EBITDA	$252.3	$236.5	$15.8	6.7%

Adjusted Operating EBITDA in the Americas segment for the nine months ended September 30, 2018 increased by $5.9 million, or 3.4%. This increase was primarily driven by savings of $22.7 million from the Simplification and Right-Sizing Initiatives, favorable product volumes of $19.1 million and favorable net pricing impact of $15.4 million. These increases were partially offset by $34.1 million of unfavorable product mix, increased material costs of $9.9 million and higher compensation costs of $5.7 million.

Adjusted Operating EBITDA in the EMEA segment for the nine months ended September 30, 2018 increased by $7.8 million, or 17.3%, which was primarily driven by: (i) savings from the Simplification and Right-Sizing Initiatives of $6.0 million, (ii) $3.6 million positive contribution from the Crem operations, (iii) favorable product volumes of $3.4 million, (iv) $2.6 million in favorable foreign currency translation and (v) $1.8 million of favorable product mix. These increases were partially offset by unfavorable net pricing of $4.8 million, higher compensation costs of $4.1 million and increased material costs of $1.2 million.

Adjusted Operating EBITDA in the APAC segment for the nine months ended September 30, 2018 increased by $2.1 million, or 10.9%. This increase was primarily driven by higher product volumes of $3.6 million, savings from the Simplification and Right-Sizing Initiatives of $1.3 million and incremental benefit from the Crem operations of $0.9 million. These increases were partially offset by unfavorable net pricing of $1.2 million and $1.2 million of higher compensation costs.

Analysis of Non-Operating Income Statement Items

For the nine months ended September 30, 2018, interest expense was $66.7 million, a $0.8 million increase from the prior year period, which was primarily due to increased borrowings partially offset by two repricing events of our Term Loan B facility in 2017. Additionally, we recorded a loss on the early extinguishment of debt of $1.7 million recognized during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, "Other expense—net" was $28.7 million, an increase of $20.5 million over the prior year period. This increase is primarily attributable to the loss of $10.0 million on the foreign currency hedge for the Crem Acquisition purchase price and foreign currency transaction losses on debt totaling $11.9 million.

Analysis of Income Taxes

Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 26.3% and 22.0%, respectively. For the nine months ended September 30, 2018, we recorded an $18.3 million income tax provision, which included a $2.6 million increase for the Transition Tax provisional obligation and increased income taxes on foreign income. For the nine months ended September 30, 2017, we recorded a $18.6 million income tax provision, which included a discrete tax benefit for release of the relevant valuation allowance totaling $8.2 million recorded against the deferred tax assets for certain entities in the United Kingdom.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. At September 30, 2018, we had $93.4 million of cash and cash equivalents, 99% of which was outside the U.S. Because most of our cash held in the U.S. is used to meet debt service obligations and we maintain significant operations outside of the U.S., a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S., irrespective of the Tax Act.

Our primary future cash needs are currently expected to be centered on operating activities, working capital, debt service, capital investments and acquisitions. On April 19, 2018, we acquired Crem for total consideration of $220.3 million, which was funded through cash on hand and additional borrowings under existing credit lines. We currently estimate that our annual capital expenditures will be approximately $25.0 million in 2018. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash from operations, together with our access to capital markets, will provide adequate resources to fund our operating and financing needs; however, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including: (i) overall liquidity in the capital markets, (ii) the state of the economy and (iii) our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of September 30, 2018 totaled $93.7 million, a decrease of $35.0 million from the December 31, 2017 balance of $128.7 million.

The following summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in millions)	2018	2017	Change
Cash provided by (used in):
Operating activities	$(421.3)	$(334.7)	$(86.6)
Investing activities	221.2	402.8	(181.6)
Financing activities	169.2	7.3	161.9
Effect of exchange rate changes on cash	(4.1)	(7.0)	2.9
Net change in cash, cash equivalents and restricted cash	$(35.0)	$68.4	$(103.4)

Effective January 1, 2018, we adopted ASU No.2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," that requires us to classify consideration received for beneficial interest obtained in connection with the sale of trade receivables into our accounts receivable securitization program as investing activities instead of operating activities. The retrospective impact on our consolidated statement of cash flows for the nine months ended September 30, 2017 was an approximate $404.6 million decrease to cash provided by operating activities and an increase to cash provided by investing activities.

Cash flows used in operating activities for the nine months ended September 30, 2018 were $421.3 million compared to $334.7 million for the nine months ended September 30, 2017. Net earnings adjusted for non-cash items and the loss on remeasurement of debt and other realized foreign currency derivative transactions included in net earnings increased $20.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was offset by: (i) an increase in accounts receivable and the beneficial interest associated with the sale of trade receivables totaling $87.6 million resulting from increased revenues, (ii) a $16.4 million net increase in inventory to support our revenue generation requirements and (iii) a net increase in other assets and liabilities totaling $3.5 million.

Cash flows provided by investing activities for the nine months ended September 30, 2018 were $221.2 million as compared to $402.8 million for the nine months ended September 30, 2017. The decrease in cash provided by investing activities was primarily attributable to $215.6 million of net cash used in the Crem Acquisition. Also contributing to the decrease was a $10.0 million loss on the settlement of the foreign exchange currency contract entered into to mitigate the currency price fluctuations on the contracted Crem acquisition price. The prior year period included proceeds totaling $12.3 million from the sale of our Cleveland and Sellersburg properties. No such proceeds were received in the current year period. These decreases were partially offset by an increase in cash receipts from the beneficial interest on securitized receivables totaling $59.0 million.

Cash flows provided by financing activities for the nine months ended September 30, 2018 and 2017 were $169.2 million and $7.3 million, respectively. The increase in cash provided by financing activities was primarily attributable to borrowings associated with the Crem Acquisition.

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

At September 30, 2018, the Term Loan B balance was $815.0 million with a weighted average interest rate of 5.18% per annum. The interest rate on the Term Loan B Facility fluctuates based on LIBOR or a Prime rate plus an applicable margin. At September 30, 2018, this facility bore interest at a rate per annum equal to, at our option, LIBOR plus an applicable margin of 2.75% for term loans subject to a 1.00% LIBOR floor, or an alternate base rate plus an applicable margin, which is 1.00% lower than for LIBOR loans.

At September 30, 2018, the Revolving Facility balance was $162.0 million with a weighted average interest rate of 5.54% per annum. We had $3.3 million in outstanding stand-by letters of credit and $109.7 million available for additional borrowings under the Revolving Facility. During the nine months ended September 30, 2018, the highest daily borrowing was $260.0 million and the average borrowing was $159.6 million. The interest rate on the Revolving Facility fluctuates based upon LIBOR or an alternate base rate plus a spread, which is based upon our Consolidated Total Leverage Ratio. As of September 30, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.50% and 1.50%, respectively, given our effective Consolidated Total Leverage Ratio.

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

Fiscal Quarter Ending	Consolidated Total Leverage Ratio (less than)	Actual Consolidated Total Leverage Ratio	Consolidated Interest Coverage Ratio (greater than)	Actual Consolidated Interest Coverage Ratio
September 30, 2018	5.00:1.00	4.93:1.00	3.00:1.00	3.25:1.00

The 2016 Credit Agreement also includes negative covenants that, among other things, limit our ability to incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. As of September 30, 2018, we were in compliance with all affirmative and negative covenants, including the financial covenants, under the 2016 Credit Agreement.

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

On October 23, 2018 (the “Amendment Effective Date”), entered into Amendment No. 6 (the “Amendment”) to the 2016 Credit Agreement (as amended, amended and restated, modified or supplemented from time to time, the “Credit Agreement”), among the Company, the subsidiary borrowers party thereto, the lenders and other financial parties from time to time party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.

The Amendment (i) replaced and refinanced all amounts outstanding and committed under the 2016 Credit Agreement such that, as of the Amendment Effective Date, the aggregate amount of term B loans outstanding was $900.0 million and the aggregate amount of revolving commitments was $400.0 million, of which $90.0 million was drawn, (ii) extended the maturity of the new term B loans to October 2025 and the new revolving commitments to October 2023 and (ii) made certain other changes to the Credit Agreement as set forth therein.

Following the Amendment, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, either (i) LIBOR plus an applicable margin of, for term loans, 2.50% and, for revolving loans, from 1.50% to 2.50% (depending on our consolidated total leverage ratio) or (ii) an alternate base rate, plus applicable margins of 1.00% less than in the case of LIBOR-based borrowings.

The Amendment revised the financial covenants under the Credit Agreement to (a) a maximum consolidated total leverage ratio of 5.75 to 1.00, with decreases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019, and decreases of 0.50 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2021 until the ratio reaches 4.25 to 1.00 in the fiscal quarter ending December 31, 2022, and (b) a minimum consolidated interest coverage ratio of 2.50 to 1.00, with increases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31,2019 until the ratio reaches 3.00 to 1.00 in the fiscal quarter ending December 31, 2020; provided, however, that during a covenant holiday acquisition transition period, the consolidated total leverage ratio may exceed the applicable maximum by up to and including 0.50 (but in no event shall exceed 5.50 to 1.00).

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

In connection with this Amendment, we incurred debt issuance costs, including original issue discount, of approximately $13.0 million. We are currently evaluating the accounting treatment of the existing unamortized debt issuance costs, which were $19.8 million as of September 30, 2018. If the Amendment constitutes a significant modification to the 2016 Credit Agreement, we may be required to expense all or a portion of the existing unamortized debt issuance costs in the fourth quarter of 2018.

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

As of September 30, 2018, $425.0 million aggregate principal amount of Senior Notes was outstanding, with a weighted average interest rate of 9.75% per annum.

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

As of September 30, 2018, we were in compliance with all covenants in the indenture for our Senior Notes.

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

We lease various assets under operating leases. The future estimated payments under these arrangements have not materially changed since being disclosed in Note 21, "Leases," to the audited consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Free Cash Flow:
Net cash used in operating activities	$(133.3)	$(80.7)	$(421.3)	$(334.7)
Capital expenditures	(6.0)	(5.8)	(14.0)	(14.1)
Cash receipts on beneficial interest in sold receivables	177.9	147.2	463.6	404.6
Free Cash Flow	$38.6	$60.7	$28.3	$55.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentage data)	2018	2017	2018	2017
Adjusted Operating EBITDA:
Net earnings	$26.8	$30.7	$51.2	$66.0
Income taxes	12.7	14.3	18.3	18.6
Other expense — net (1)	4.9	3.0	28.7	8.2
Loss on early extinguishment of debt	—	1.0	—	1.7
Interest expense	23.3	21.7	66.7	65.9
Earnings from operations	67.7	70.7	164.9	160.4
Gain from impairment or disposal of assets — net	(0.1)	(3.9)	(0.3)	(4.1)
Restructuring expense	3.9	2.8	5.7	8.5
Separation expense	—	0.3	0.1	1.5
Amortization expense	9.9	7.9	27.2	23.4
Depreciation	4.5	4.1	13.2	12.1
Transaction costs (2)	0.8	—	6.7	—
Total Adjusted Operating EBITDA	$86.7	$81.9	$217.5	$201.8

Adjusted Operating EBITDA margin (3)	21.0%	21.5%	18.4%	18.7%
(1) Prior year presentation adjusted for three and nine months ended September 30, 2017 by $0.4 million and $1.1 million, respectively. This relates to periodic pension costs that have been reclassified from Selling, general and administrative expenses to "Other expense — net" in accordance with the adoption of accounting guidance in Accounting Standards Update 2017-07.
(2) Transaction costs include $0.4 million and $1.9 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $4.8 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the three and nine months ended September 30, 2018, respectively.
(3) Adjusted Operating EBITDA margin is calculated by dividing Adjusted Operating EBITDA for each period by net sales for the corresponding period.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We refer to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on early extinguishment of debt, acquisition-related transaction and integration costs, the Tax Cuts and Jobs Act and foreign currency transaction gain or loss, net of taxes. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are helpful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. Beginning in the second quarter of 2018, we updated our definitions of Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share to exclude foreign currency transaction gains and losses. The prior periods have been revised as necessary to reflect these changes for consistency of presentation. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2018	2017	2018	2017
Adjusted Net Earnings:
Net earnings	$26.8	$30.7	$51.2	$66.0
Gain from impairment or disposal of assets — net	(0.1)	(3.9)	(0.3)	(4.1)
Restructuring expense	3.9	2.8	5.7	8.5
Separation expense	—	0.3	0.1	1.5
Loss on early extinguishment of debt	—	1.0	—	1.7
Transaction costs (1)	0.8	—	16.7	—
Foreign currency transaction loss (2)	3.0	1.9	13.4	5.0
Tax Cuts and Jobs Act	2.6	—	2.6	—
Tax effect of adjustments (3)	(1.8)	(2.0)	(4.3)	(6.7)
Total Adjusted Net Earnings	$35.2	$30.8	$85.1	$71.9

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.19	$0.22	$0.36	$0.47
Gain from impairment or disposal of assets — net per share	—	(0.03)	—	(0.03)
Restructuring expense per share	0.03	0.02	0.04	0.06
Separation expense per share	—	—	—	0.01
Loss on early extinguishment of debt per share	—	0.01	—	0.01
Transaction costs per share (1)	—	—	0.12	—
Foreign currency transaction loss per share (2)	0.02	0.01	0.09	0.04
Tax Cuts and Jobs Act per share	0.02	—	0.02	—
Tax effect of adjustments per share (3)	(0.01)	(0.01)	(0.03)	(0.05)
Total Adjusted Diluted Net Earnings Per Share	$0.25	$0.22	$0.60	$0.51
(1) Transaction costs include $0.4 million and $1.9 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $4.8 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the three and nine months ended September 30, 2018, respectively. Also included are losses of $10.0 million for the nine months ended September 30, 2018 related to a foreign currency hedge of the acquisition purchase price of Crem recorded in "Other Expense -net".
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net sales (as reported)	$412.9	$380.4	$1,184.0	$1,079.5
Less: Crem acquisition	(20.7)	—	(39.3)	—
Foreign currency translation	2.5	—	(14.6)	—
Organic Net Sales	$394.7	$380.4	$1,130.1	$1,079.5

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K/A for the year ended December 31, 2017 except for the adoption of Accounting Standards Update 2014-09 "Revenue from Contracts with Customers (Topic 606)," as discussed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Cautionary Note Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations and assumptions on which those plans or objectives are based. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2017, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting the Company's products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements such as the North American Free Trade Agreement, or the occurrence of trade wars;

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

•
risks and uncertainties relating to the material weaknesses in our internal control over financial reporting, which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;

•
our inability to successfully remediate the material weaknesses in our internal control over financial reporting and the risk that additional information may arise that would require us to make further adjustments or revisions to our financial statements or delay the filing of our financial statements;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as discussed below, the Company's market risk disclosures have not materially changed since its Annual Report on Form 10-K/A for the year ended December 31, 2017 was filed. The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017.

At September 30, 2018, certain of the Company's United Kingdom-based foreign subsidiaries held $105.0 million in U.S. dollar denominated debt that will expose the Company to additional foreign currency exchange rate fluctuations between the U.S. dollar and British pounds. Foreign currency rate fluctuations related to this debt are reflected in the consolidated statement of operations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of this reporting period. Based on this evaluation, the Company's interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of this reporting period, the Company's disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting discussed below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company assessed the effectiveness of its internal control over financial reporting, as discussed in Item 9A. "Controls and Procedures" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2017 (the "FY2017 Form 10-K/A"), and determined the Company did not design and maintain effective internal controls over the accounting for income taxes. Specifically, certain control activities over the completeness and accuracy of accounting for the income tax effects of (i) non-routine transactions and (ii) intercompany obligations in accordance with underlying agreements were not performed on a timely basis or at the appropriate level of precision. In addition, the Company determined that it did not maintain effective internal controls over cash disbursements at the Crem business, which was acquired in April 2018, allowing for the misappropriation of Company assets. Management determined that the control failure at Crem is a material weakness in the Company’s internal control over financial reporting. Specifically, management determined that both the processing and the approval for payment of cash disbursements were being handled by the same employee rather than one individual entering the cash disbursement and another approving them for payment, resulting in an aggregate misappropriation of Company funds in the amount of approximately €4.0 million. These control deficiencies could result in a misstatement of cash, accounts payable, earnings from operations and income tax accounts and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected.

Remediation Plan

In response to the identified material weakness related to the accounting for income taxes, management, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weakness in internal control over financial reporting, which actions are described in Item 9A. "Controls and Procedures" in the Company's FY2017 Form 10-K/A. It is unlikely that management will have successfully remediated this material weakness in 2018 in consideration of the timing of when this material weakness was identified.

Management has taken immediate action to begin remediating the material weakness over cash disbursements by requiring the separation of execution and approval of payments as well as conducting employee training for the Crem business. Further, the Company will be performing more frequent reviews of payables entries and bank statements. Management believes the additional controls will provide another layer of review for these accounting processes and ensure the effectiveness of our internal control over financial reporting. The Company has commenced its aforementioned remediation plan, with the goal of remediating this material weakness as soon as possible, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing. It is unlikely that management will have successfully remediated this material weakness in 2018 in consideration of the timing of when this material weakness was identified.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Form 10-Q. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

We may be unable to anticipate or fail to adequately mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities against us.

Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, vishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate.

As disclosed in Note 21, “Subsequent Events” to the consolidated financial statements, on November 14, 2018, management learned of an incident that occurred in early November 2018, which resulted in the diversion of funds from a subsidiary of the Company’s recently acquired Crem business. We immediately launched an investigation into the incident and following review, discovered that an employee misappropriated corporate funds due to a telephone scheme occurring in early November 2018, resulting in an aggregate misappropriation of approximately €4.0 million. As of the date of this report, the Company has recovered approximately €1.0 million and is continuing to pursue the recovery of the remaining funds, although any additional recoveries cannot be assured.

We believe the loss, net of recoveries, to be approximately €1.0 million to €3.0 million, although this amount may change as we continue with our review. We believe the incident was a one-time occurrence, limited to one Crem subsidiary, however, we are currently assessing and may determine to enhance our fraud prevention and detection efforts throughout the Company, including training of responsible personnel about relevant threats and applicable procedures following fraudulent incidents. We are currently unable to predict the ultimate impact this incident will have on our business, results of operations or financial condition, as we have borne, and will continue to bear, additional expenses in connection with the investigation of this incident and remediation in controls.

See also “Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer” appearing in Item 1A. “Risk Factors” of our amended Annual Report on Form 10-K/A for the year ended December 31, 2017 for a discussion of additional, related risks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

The Company discloses the following pursuant to Item 3.01 of Form 8-K:

On November 15, 2018, the Company received notice from the New York Stock Exchange (the "NYSE") that the Company was not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual due to the Company’s failure to timely file this Quarterly Report. The NYSE informed the Company that, under NYSE rules, the Company had up to six months from November 15, 2018 to file this Quarterly Report to regain compliance. If the Company were unable to file this Quarterly Report prior to such date, the NYSE could grant, in its sole discretion, an additional six month extension, depending on the specific circumstances. With the filing of this Quarterly Report, the Company believes that it is in full compliance with all listing standards of the NYSE.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
10.1	Separation Agreement, dated August 9, 2018, between Hubertus Mühlhäuser and Welbilt, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed on August 9, 2018
10.2	Letter Agreement, dated August 9, 2018, between Josef Matosevic and Welbilt, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed on August 9, 2018
10.3	Restricted Stock Unit Award Agreement, dated September 1, 2018, between Josef Matosevic and Welbilt, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 19, 2018

Welbilt, Inc.

/s/ Josef Matosevic
Josef Matosevic
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Haresh Shah
Haresh Shah
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)