Form 10-K
period 2018-12-31
Welbilt, Inc.
filed 2019-03-01
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $3.1 billion, based on the number of shares held by non-affiliates and the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.
The number of shares outstanding of the registrant’s Common Stock as of February 22, 2019, the most recent practicable date, was 140,664,555.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

WELBILT, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2018

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including matters discussed under the headings "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations, assumptions on which those plans or objectives are based and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

•	general world-wide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;

•	changes in domestic and international economic and industry conditions;

•	economic and other consequences associated with United Kingdom’s expected withdrawal from the European Union;

•	unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment;

•	foreign currency fluctuations and their impact on reported results and hedges in place;

•
issues related to compliance with complex and evolving laws, rules and regulations affecting our business, including increased costs of compliance, potentially conflicting laws among the countries in which we operate and our ability to quickly respond to changes in such laws;

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting the Company's products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements such as the North American Free Trade Agreement ("NAFTA"), or the threat or occurrence of trade wars;

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

•
our inability to successfully remediate the material weaknesses in our internal control over financial reporting and the risk that additional information may arise that would require us to make additional adjustments or revisions to our financial statements or delay the filing of our financial statements;

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

We are headquartered in New Port Richey, Florida, and operate 21 manufacturing facilities globally. We have a long history in the foodservice equipment manufacturing business with certain of our brands originating in the mid-1800's. Over time, we have become an industry-leading manufacturer of a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage dispensing capabilities. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant ("QSR") chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

On April 19, 2018, we acquired 100% of the share capital of Avaj International Holding AB ("Avaj"), whose wholly-owned subsidiary, Crem International Holding AB ("Crem"), develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen®, Expobar® and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. This acquisition provided us with an established presence in hot beverage equipment, a complementary product category, potential operational synergies and cross-selling benefits and an increased presence in Europe and Asia.

Today, we sell through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives. Our portfolio of 12 award-winning brands includes Cleveland™, Convotherm®, Crem®, Delfield®, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. These product brands are supported by three service brands: FitKitchen®, our fully-integrated kitchen systems brand, KitchenCare®, our aftermarket parts and service brand and KitchenConnect®, our cloud-based application brand. Our broad portfolio of foodservice equipment and services provides us with a balanced, diverse revenue base across geographies and foodservice product categories. Approximately 35-40% of our revenues are derived from the sale of cold category products, 40-45% from hot category products and approximately 15-20% from aftermarket parts and services. For the year ended December 31, 2018, we generated net sales of $1,590.1 million and earnings from operations of $216.8 million.

Our global footprint positions us to capitalize on growth in both developed and emerging markets, as our full-line of hot and cold products and systems are sold in more than 100 countries globally. We report our operating results through three reportable segments: the Americas (includes United States ("U.S."), Canada and Latin America), EMEA (markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprised of markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia, and New Zealand). Based on sales by destination in the fiscal year ended December 31, 2018, approximately 37% of our net sales are generated outside the U.S. During such period, the majority of our revenue was derived from customers in the Americas at approximately 70%, with 19% from EMEA customers and 11% from APAC customers, after giving effect to the elimination of intersegment sales.

We intend to achieve sustainable growth globally and drive increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing strategic acquisitions and partnerships, growing our customer base, expanding the frontiers of foodservice innovation and continuing to attract and grow industry-leading talent. We continue to explore acquisition opportunities that complement our product lines, allow us to expand our presence in international markets, enable us to leverage our distribution capabilities, provide us with selective technologies and/or otherwise support the expansion of our business in a manner that is consistent with our strategic goals.

The superior quality and design of our foodservice equipment has long been recognized by third-parties. Welbilt products reflect a history of innovation, as evidenced through numerous awards across our product portfolio. For example, Welbilt has won 35 Kitchen Innovation Awards since 2005 from the National Restaurant Association. In 2018, the North American Environmental Protection Agency ("EPA") awarded Welbilt, for the 9th time in a row, the ENERGY STAR Award as Partner of the Year for Sustained Excellence.

Our History

Our heritage in the industry stretches back over a century. In 1929, Henry and Alexander Hirsch established the Welbilt Stove Co., which acquired foodservice equipment companies like Garland and Cleveland that had a history dating as far back as the mid-1800's. Through a focus on research and development, innovation, and superior customer service, as well as strategic and transformational acquisitions, the Company over time became an industry-leading source for foodservice equipment.

On October 27, 2008, our former parent, The Manitowoc Company, Inc. ("MTW") completed the acquisition of Enodis plc, a global leader in equipment manufacturing for the foodservice industry, for $2.7 billion. With this acquisition, the Company's portfolio expanded to include refrigeration, ice-making, cooking, food-prep, and beverage-dispensing technologies.

On January 29, 2015, MTW, announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. To effect the separation, MTW first undertook an internal reorganization, following which MTW held the crane business and Manitowoc Foodservice, Inc. held the foodservice business. On March 4, 2016, the Company spun off from MTW and publicly listed on the NYSE under the name Manitowoc Foodservice, Inc. Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to Welbilt. This change was part of our strategic repositioning after we spun off from MTW on March 4, 2016 and represents a long-standing commitment to put customers’ needs first.

Key milestones in our history are depicted below.

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

1995
MTW acquires **Kolpak**

2000
Merrychef and **Multiplex** join the portfolio

2016
Manitowoc Foodservice spins-off from The Manitowoc Company

2015
MFS launches its **FitKitchen®** ("**F**ood **I**nspiring **T**echnology") initiative

2017
Manitowoc Foodservice changes its name to **Welbilt**

2018
Crem joins the portfolio

Strategic Objectives

Based on our vision to become the global leader in professional foodservice equipment and systems, we have the following strategic objectives:

Achieve profitable growth

We intend to grow sales organically with our best-in-class product portfolio and kitchen systems approach, however, we will selectively pursue strategic acquisitions and partnerships in the market. Our industry is fragmented and we believe there is significant opportunity for consolidation through acquisitions, partnerships and other strategic relationships to drive growth.

Selected current initiatives supporting this strategic objective include:

•
Product branding and value proposition: After our rebranding to Welbilt in early 2017, we successfully launched our key product lines with a clear brand positioning and value proposition to our customers and the broader market. Further leveraging brand identity will also allow us to better serve new customer segments and markets. In addition, we remain focused on improving profitability through our Simplification and Right-Sizing Initiatives.

•
Go-to-Market approach: We believe there is ongoing consolidation of distributors and dealers as well as the development of new channels, such as online sales and the entrance of new players. We aim to continuously improve our channel management in order to better serve our current and potential customers.

•
Identify potential targets for acquisitions and strategic partnerships: We seek to identify, analyze and assess potential targets for acquisitions and partnerships to establish a presence in new markets, fill gaps in our product offerings or acquire technologies that can be leveraged in our existing product portfolio.

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

Selected ongoing projects supporting this strategic objective include:

•
Digital solutions and KitchenConnect: KitchenConnect is a cloud-based application that provides customers with necessary visibility and insight into the operating efficiency of the kitchen. By extracting the data from Welbilt kitchen equipment and pushing it to our KitchenConnect system, customers may more effectively operate their kitchens resulting in cost savings and improved food quality, among other benefits. We believe our digital connectivity capabilities and KitchenConnect system strengthen our product offerings and enhance overall value to our customers.

•
FitKitchen: With our FitKitchen methodology, we take a holistic approach to design and develop integrated kitchen solutions that meet each customer’s individual needs, including their equipment requirements, size constraints and customer experience goals. We use a multi-phase approach to clearly identify and understand our customers’ goals and objectives, conduct extensive research and analysis, and develop prototypes for testing and further refinement. This customer-focused process leads to new kitchen platforms, product introductions and long-term customer relationships, thereby providing recurring product sales and sustainable growth opportunities.

Guarantee customer satisfaction

We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

Selected ongoing projects supporting this strategic objective include:

•
Customer centric planning: Putting the customer in the center of our new product developments and solutions while at the same time improving operations and reducing costs across the entire value chain to better serve our customers.

•	KitchenCare parts and service: Grow parts and service to a larger proportion of the business and further integrate in the full solutions offering to our customers.

Drive operational excellence

Our Simplification and Right-Sizing Initiatives, which we first introduced in 2016, remain key to improving our processes and operational capabilities and establishing global standards to deliver top-quality products and increase profitability.

Selected ongoing projects supporting this strategic objective include:

•	80/20 portfolio rationalization: Focus the most resources and investments in developing the products that yield the greatest returns ("80% of the sales from 20% of the portfolio").

•
Facility rationalization and lean manufacturing: Reduce excess capacity in our network of global manufacturing facilities, implement lean principles in all operations and move assembly closer to our end markets.

•	Quality excellence: Ensure we deliver high quality products by prioritizing quality and supply chain excellence in all aspects of production, from new product introduction to global manufacturing.

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

•
Diversity and inclusion: A diversity and inclusion strategy that recognizes and builds awareness for diversity, leading to a work environment in which all individuals are treated fairly and respectfully, have equal access to opportunities and resources and can engage and contribute fully to our organization’s success.

Key Success Factors

Breadth and complementarity of industry leading brands. We offer a complementary portfolio of hot and cold foodservice equipment products integrated under one company and supported by FitKitchen, our fully-integrated kitchen systems brand, KitchenCare, our aftermarket parts and service brand and KitchenConnect, our cloud based-application brand. Our capabilities span refrigeration / storing, cooking, holding & displaying, food preparation, ice making, coffee systems and beverage dispensing technologies, which allow us to equip entire commercial kitchens and serve the world’s growing demand for food prepared away from home. Our aftermarket offering, KitchenCare, provides support services to our entire product spectrum.

WELBILT®

Storing	Cooking	Holding and Displaying	Dispensing and Serving
KOLPAK®	CONVOTHERM®	DELFIELD®	CREM®
DELFIELD®	CLEVELAND	MERCO®	MANITOWOC®
	FRYMASTER®		MULTIPLEX®
	GARLAND®		
	LINCOLN		
	MERRYCHEF®		

Cross Portfolio Service Brands

- WELBILT® KITCHENCARE®
- WELBILT® FITKITCHEN®
- WELBILT® KITCHENCONNECT®

Integration of food, equipment, digital technologies and people. With our research and development capabilities, we combine our expertise in industrial engineering and culinary sciences to continuously optimize both the functionality and ease of operation of our foodservice equipment products. This leads to the creation of innovative kitchens with optimized work flow, energy and labor savings and more comfortable work spaces.

Seamless customer experience. We are dedicated to putting the customer experience first. Throughout the life cycle of each product, we provide customers with a consistent, seamless experience. We design custom kitchen environments based on the unique operational needs of each customer. We regularly partner with our customers to further develop the equipment, systems and technologies they use to serve their specific culinary needs and enable their success by delivering tailored solutions.

Global scale through our network. The scale and breadth of our worldwide network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives enables us to consistently deliver our products to our customers as they expand globally, even in fast-growing emerging markets. We have extensive manufacturing, sales, and customer service networks across all our regions with 53 locations in 16 countries. We have the scale to serve the largest global customers and the local market expertise to leverage our international presence. Our footprint enables us to build our products as close as possible to intended end markets and apply our developed markets expertise in emerging markets.

Global Education and Technology Center. The Welbilt Education and Technology Center ("ETC") contains computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing, and various display areas for new products. We also use the ETC to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

Our Product and Service Portfolio

We serve our customers through the following foodservice equipment product and service groups:

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

•
Dispensing and Serving. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, and the soft-drink industry. We design, manufacture and sell ice machines under the Manitowoc and other brand names. Our coffee equipment is sold under the Coffee Queen, Expobar and Spengler brand names within the Crem family of brands, and other beverage and related products are sold under the Multiplex, Manitowoc and other brand names.

•
KitchenCare. We provide a full range of after-market parts and services and manage a comprehensive factory-authorized service network, assuring proper installation and start-up, preventative maintenance, spare parts supply and maximum customer uptime on all Welbilt appliances.

We take a holistic approach to innovation. By focusing on the below attributes, we offer products that incorporate industry-leading technology in the delivery of food, equipment sanitation, energy efficiency, reduced water usage, menu flexibility and mobile connectivity.

•
Productivity, Speed and Flexibility: Kitchens that occupy less space, have higher output and are easier to operate, are key to growth in the foodservice industry, particularly in urban locations. Greater speed and equipment flexibility also allow for higher productivity and a wider range of menu options. Innovative control systems can improve information flow in the kitchen by letting operators know what and when to cook, and how to maintain and clean the equipment. Advances in kitchen automation allow for significant increases in production effectiveness and efficiency as well as a reduction in labor costs.

•
Health and Sanitation: Manual sanitation of equipment in the restaurant is a major challenge due to extended operating hours, the increasing pieces and complexity of equipment in kitchens and competing demands from revenue producing tasks. Innovative technologies in foodservice equipment can improve sanitation or make such processes more efficient thereby allowing for increased productivity and lower operating costs.

•
Energy Efficiency: Increasing the efficiency of individual components and reducing standby energy losses is another key driver of innovation. An example of reducing standby energy loss is the use of induction heating for holding pans so that energy is only used when a thermal load is present. We are also a leader in the area of high efficiency combustion systems with metal matrix burner technology. This technology reduces gas consumption and allows for variable firing rate. For cooking, natural refrigerants such as propane-based R-290 offer improved thermodynamic performance, and variable speed compressors and fans further increase overall cycle performance under partial load conditions.

•
Mobile Connectivity and Monitoring: Integration of mobile devices and digital connectivity in kitchens is increasing rapidly and will extend the user interface beyond the traditional boundaries of the equipment. Our KitchenConnect enabled products also include a system for equipment monitoring which collects data to reduce downtime, optimize energy use and improve service response time.

Certain new products and upgrades we introduced in 2018 include:

Hot-Side Products

•
Frymaster FQ 4000 (QSR chains) - This platform combines our patented oil quality sensing system, which maximizes oil life without risk of poor food quality, with our exclusive EasyTouch touch screen controls for ease of use and connectivity to our KitchenConnect applications.

•
Merrychef eikon e1s - This high speed accelerated cooking oven provides a more economical, entry level oven that still features combined microwave and high velocity impingement cooking for restaurants requiring less production.

•	Crem Coffee Machines - A total of seven new and updated models of coffee machines, ranging from fully automatic "bean to cup" platforms to single-serving, manual espresso machines.

Cold-Side Products

•
Kolpak Structural Ceilings and Floors - Integrated structural reinforcements allow longer ceiling spans and greater floor loading without expensive addition of separate structural supports or floor reinforcements.

•
Manitowoc Energy Efficiency Upgrades - We upgraded our Manitowoc branded undercounter cubers, flake, nugget, countertop nugget, and Koolaire branded modular and undercounter cubers to exceed new U.S. Department of Energy ("DOE") minimum energy efficiency requirements for these types of products.

•	Multiplex Craft Beverage Dispenser - This is a dispensing tower with the aesthetics of a high-end bar tap and the convenience of a post-mix, carbonated soft drink system incorporated inside.

Engineering, Research and Development

We have a staff of in-house engineers and technicians, supplemented with external engineering resources, who collectively are responsible for improving existing products and developing new products. We incurred total engineering costs of $46.7 million, $46.1 million and $48.2 million during the years ended December 31, 2018, 2017 and 2016, respectively, which included research and development costs of $37.3 million, $39.4 million and $35.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Customers and Distribution Channels

Our end customer base is comprised of a wide variety of foodservice providers, including full-service restaurants, QSRs, hotels, resorts, cruise ships, convenience stores, retail stores, supermarkets, leisure and convention facilities, healthcare facilities, schools and universities and many other foodservice outlets (collectively "end customers"). Our end customers range from large, multinational chain operators to independent, family-owned establishments.

In order to ensure our products reach our broad end customer base and to increase awareness of our product offerings and portfolio of brands, we distribute our products through a variety of distribution channels. This distribution network includes over 5,000 distributors, dealers, buying groups and manufacturers' representatives located in over 100 countries worldwide. We believe our distribution network has strengthened in recent years as we have developed positive relationships with our channel partners and demonstrated our customer-centric strategy. In addition, we have an experienced and dedicated salesforce to sell direct to certain multinational and national chain customers. With the support of our in-house culinary staff and skilled engineers, we are able to develop innovative solutions and tailor our product offerings to meet our customers’ evolving menu choices and strategic plans, which serves to further strengthen our relationships with these key accounts. We also sell spare parts through factory authorized service providers.

In the Americas region, we have a broad portfolio of channel partners, covering all major foodservice market segments. In the U.S., our direct sales team is supplemented by a network of industry-leading Manufacture Representative Groups, providing national coverage. Direct sales teams, culinary sales teams, sales representatives and distributors jointly serve independent equipment dealers with our full portfolio of food and beverage category brands. In addition, a dedicated strategic account team with culinary support is focused on the major U.S.-based restaurant chains, where we have significant global market share. We also have distribution hubs in the U.S., Canada and Mexico.

In EMEA, our distribution includes hubs in Herborn, Germany, serving countries in central and eastern Europe and the Middle East, in Guildford, England, serving countries in the United Kingdom and northern Europe, and in Barcelona, Spain serving countries in southern and western Europe. Each of these distribution hubs operates a network of third-party dealers and service agents chosen to satisfy the requirements of both chain customers and independent caterers in their respective territories. Outside these countries, Welbilt products and services are sold through non-exclusive third-party distributors and service companies. In addition, we provide our customers with specialist support as needed from our beverage systems manufacturing facility in Halesowen, England, Inducs facility in Herisau Switzerland, and Crem facilities in Amotfors, Sweden, Gandia, Spain, Bruchsal, Germany and Burnley, England.

In APAC, our distribution includes hubs in Shanghai, China, servicing China; in Gurgaon, India, servicing the Indian sub-continent; and Singapore, servicing the rest of the APAC region. Each of these hubs operates a network of third-party distributors and dealers, many having been established in the market for decades and having been Welbilt partners for many years.

Our customer base and distribution network are well balanced as none of our direct customers, which include channel partners as well as large chain accounts, represented 10% or more of Welbilt net sales for the years ended December 31, 2018, 2017 and 2016.

Competition

We sell all our products in highly competitive markets and compete based on product design, quality, performance, aftermarket support services, as well as maintenance costs and price. Our comprehensive offering of highly innovative and high-quality products and services provide the following competitive advantages:

•
A complementary portfolio of industry-leading hot and cold food as well as cold beverage and coffee category products, integrated under one operating company and supported by growing aftermarket parts, service and support;

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
Storing
Ali Group, Alto Shaam, American Panel, Arctic, Bally, Cambro, Duke, Hatco, Hoshizaki Lancer, ICS, Illinois Tool Works, Middleby, Dover Industries, Standex, Thermo-Kool, Traulsen, True Foodservice, TurboAir and Vollrath

Cooking	Ali Group, Alto Shaam, Dover Industries, Duke, Electrolux, Fujimak, Henny Penny, Illinois Tool Works, Marmon, Middleby, MKN, Rational, Standex and XLT
Holding & Displaying	Ali Group, Alto Shaam, Cambro, Dover Industries, Duke, Hatco, Henny Penny, Marmon, Middleby, Standex and Vollrath
Dispensing & Serving	Ali Group, Automatic Bar Controls, Brema, Bunn, Celli, Hoshizaki Lancer, Marmon, Middleby, Ryoma, Thermoplan, Vogt Beverage Air and Vin Service

Intellectual Property

Intellectual property, including certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business. We hold numerous patents pertaining to our products and have presently pending applications for additional patents in the U.S. and foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable laws. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.

Our worldwide intellectual property portfolio provides: global protection of our research and development efforts and product development investments; recognizable competitive distinctions and proprietary advantages; brand support and enhancement; and leverage for value creation opportunities such as licenses. We take efforts to protect, enforce and defend our intellectual property and proprietary rights, as appropriate.

Regulatory Environment

In the Americas, EMEA and APAC, we actively work with standards organizations, industry associations, certification parties, and regulatory bodies to develop and promote effective and balanced standards, codes, and regulations that provide for the advancement of sustainable customer solutions, with the highest possible levels of energy efficiency, sanitation, environmental standards, safety, and food quality. For example, we are active members of the North American Association of Food Equipment Manufacturers, the Air-Conditioning, Heating and Refrigeration Institute, the Underwriters Laboratories task group, the National Sanitation Foundation's International Joint Committee, the American Society of Heating, Refrigerating and Air-Conditioning Engineers, various working groups responsible for European safety standards in Europe, the Industrial Association for House, Heating and Kitchen Technology, and other regional standards organizations. We fully engage with the DOE on new energy standards, the U.S. EPA on ENERGY STAR programs and the Significant New Alternatives Policy program related to alternative refrigerant regulations, as well as the European Union's Ecodesign directive consultant organizations.

Backlog

We believe that backlog is not a meaningful indicator of future business prospects due to our diverse products and services portfolio and the relatively short period between order and shipment date on most products.

Seasonality

Typically, the first quarter of our fiscal year represents the least favorable period for our financial results while the third quarter of our fiscal year typically is the most favorable. Our customers are primarily in the northern hemisphere, and the warmer summer weather generally leads to an increase in construction and remodeling within the foodservice industry.

Employees

As of December 31, 2018, we employed approximately 5,500 people worldwide and had seven employee unions in North America, one trade union in Europe and three trade unions in China. Many of our European employees belong to the trade union or a European works council.

Raw Materials

We support our region-of-use production strategy with corresponding region-of-use supplier partners where appropriate. The primary raw materials that we use are rolled steel, aluminum, and copper, which are generally available in adequate quantities from numerous suppliers. We generally aim to maintain alternative sources of supplies and materials when possible, but some parts and key components we use in the manufacturing of our products are obtained from sole sources of supply. We believe our relationships with our suppliers are positive and consider our current sources of supply to be adequate for our present and anticipated future requirements.

Available Information

We make available, free of charge at our website, www.welbilt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. Although some documents available on our website are filed with the SEC, the information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, uncertainties and cautionary statements, together with the other disclosures in this Form 10-K. Any of the following risks and uncertainties could materially and adversely affect our business, results of operations or financial condition. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially or adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition, results of operations and cash flows.

As of December 31, 2018, our total consolidated indebtedness was $1,375.8 million. Our level of indebtedness could have important consequences to our business, including:

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

We and our subsidiaries may be able to incur substantial additional indebtedness or raise additional capital in the future, subject to the terms and restrictions contained in the agreements governing our indebtedness. In addition, we may issue shares of preferred stock without further action by holders of our common stock. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional indebtedness or raise equity through the issuance of our preferred stock, the risks described above that we now face could intensify. Further the terms of such indebtedness or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we are unable to raise additional capital when needed, our financial condition could be materially and adversely affected.

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

We use large amounts of steel, stainless steel, aluminum, copper, electronic controls and component parts, among other items, in the manufacturing of our products. Occasionally, market prices of some of our key raw materials increase significantly, due to tariffs or otherwise, which could adversely affect our margins. In addition, because we maintain limited raw material and component inventories and in some instances, rely upon single sources of supply, shortages or even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, acts of war or terrorism or other events outside our control, may increase our production costs, cause delays in the shipment of our products, impair our ability to satisfy customer demand and adversely affect our business and financial performance.

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

We participate in an industry that is highly competitive, which could have a material adverse impact on our net sales and profits.

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

A small number of buying groups have significant purchasing power in our industry.

A substantial portion of our dealer revenue comes from a small number of buying groups, which gives those buying groups a large degree of leverage and purchasing power with us and our competitors. In recent years, those buying groups have used their leverage to extract larger rebates, discounts and other price reductions. We must continually balance the added revenue from providing reduced prices to those buying groups against the reduced margins generated by them, which could adversely affect our results of operations.

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

Our strategy of creating innovative products and solutions for our customers requires significant time and investment toward product innovation, design, development and testing, all of which are necessary to meet our customers’ needs, compete with frequent new product introductions and enhancements and comply with evolving regulatory requirements in the numerous geographic markets we serve. To remain competitive, we therefore must develop new and innovative products on a rapid and on-going basis. If we do not successfully develop innovative products, it may be difficult to differentiate our products from our competitors' products and satisfy regulatory requirements, and our sales and earnings would suffer.

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

Product quality and reliability are determined in part by factors that are not entirely within our control. We depend on our suppliers for parts and components that meet our standards. If our suppliers fail to meet those standards, we may not be able to deliver the quality products that our customers expect, which may adversely affect our financial condition, results of operations, and cash flows and impair our reputation and lead to higher warranty costs.

We provide our customers a warranty covering workmanship, and in some cases materials on products we manufacture. Our warranty generally provides that products will be free from defects for periods typically ranging from 12 months to 60 months with certain equipment having longer term warranties. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could adversely affect our financial condition, results of operations and cash flows.

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

For the years ended December 31, 2018, 2017 and 2016, approximately 37.4%, 34.6% and 35.1%, respectively, of our net sales were attributable to products sold outside of the U.S. We intend to continue to expand our presence in international markets and expect to expend resources in doing so. We are subject to various risks related to conducting business internationally, including:

•
potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or such countries' diplomatic relations with the U.S.;

•	the imposition by governments, including the U.S., of additional taxes, tariffs, economic sanctions, embargoes or other restrictions on foreign trade;

•	unanticipated duties, tariffs, taxes and/or other charges on exports or imports;

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

We have voluntarily disclosed to U.S. Customs & Border Protection certain errors in the declared quantity and classification of specific imported products and other potential violations of U.S. customs regulations. Based on currently known information, it is probable that we may be assessed retroactive customs duties and related fees on previous imports but we are unable to reasonably estimate the range of loss that may result and unable to determine if any potential liability would be material to the Company’s consolidated financial position, results of operations or cash flows.

Recent changes in trade policies, including the imposition of additional tariffs, could continue to adversely impact our business.

The current U.S. administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including NAFTA. Such changes could also result in retaliatory actions by the United States’ trade partners. For example, over the last several months, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. In response, China, the European Union, and several other countries have imposed or proposed additional tariffs on certain exports from the United States. These actions have resulted in an increased cost of materials for our products and may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

Our international sales and operations are subject to a variety of domestic and international laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the U.S. and the other countries in which we do business. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. We are also subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations, such as the FCPA. Although we implement policies and procedures designed to ensure compliance with all such laws and regulations, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against our shipment of product or other activities, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate United States and/or non-United States laws or fail to protect our confidential information, including the laws governing anti-kickback and false claims, competition, fraud, money laundering and data privacy, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, our consolidated results of operations, financial condition and cash flows.

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

Sales of our products may be impacted by economic conditions and other factors. A downturn or weakness in overall economic activity or fluctuations in weather or other factors could adversely affect us.

Historically, sales of products that we manufacture and sell have been subject to variations caused by changes in general economic conditions and other factors. In particular, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, hospitality, retail and healthcare industries, which may affect our sales. Any future economic recession may impact leveraged companies like us more than competing companies with less leverage and may adversely affect our financial condition, results of operations and cash flows.

In addition, our business may be negatively impacted by uncertainty and disruptions related to the anticipated withdrawal of the United Kingdom from the European Union ("EU"), including potential disruptions to our supply chain, increased costs from the re-imposition of tariffs on trade between the United Kingdom and the EU, shipping delays due to new customs inspections and import/export processes and increased volatility in exchange rates and interest rates. Other risks may increase, such as the risk that other countries could come under increasing pressure to leave the EU, the economic and political circumstances of the individual countries in the eurozone, or the long-term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of our European operations, have an adverse effect on demand our products and services in the eurozone and have an adverse effect on financial markets in Europe and globally.

Weather conditions can also substantially affect our business, as relatively cool summer weather and cooler-than-normal weather in hot climates tend to decrease sales of ice and beverage dispensers. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forgo or postpone new purchases in favor of repairing existing machinery.

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

As of December 31, 2018, we employed approximately 5,500 people worldwide and had seven employee unions in North America, one trade union in Europe and three trade unions in China. Many of our European employees belong to the trade union or a European works council. Our union contracts and labor agreements are renegotiated periodically, and we cannot predict the outcome of these negotiations. If we are unable to reach new agreements or renew existing agreements on a timely basis, we may experience strikes, work stoppages, delays or other issues which could disrupt our business. Any significant labor relations issues, including issues related to the renewal of expiring union contracts, could adversely affect our operations, reputation, financial condition, results of operations and cash flows.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code that affect 2017 and subsequent years. Additional legislative and regulatory guidance is expected to be issued, including final regulations with retroactivity to the date of enactment, which could impact our effective tax rate in future periods. This significant change to the U.S. tax system, including changes to the taxation of international income, could have a material effect upon future earnings and cash flows.

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

Failure to attract, retain and develop personnel or to provide adequate succession plans for key management could have an adverse effect on our consolidated results of operations, financial condition and cash flows.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel, align them with appropriate opportunities and maintain adequate succession plans for key management positions and support for strategic initiatives. If we are unsuccessful in these efforts, our consolidated results of operations, financial condition and cash flows could be adversely affected and we could miss opportunities for growth and efficiencies.

We are involved in litigation that is unpredictable and may have an adverse impact on our financial condition, results of operations and cash flows.

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

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our current and former executive officers. The action, captioned Schlimm v. Welbilt, Inc., et al., alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of the Company’s internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On January 24, 2019, a second purported securities class action lawsuit, captioned Borel-Donohue v. Welbilt, Inc., et. al., was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Schlimm lawsuit. On February 12, 2019, the plaintiff voluntarily dismissed the Borel-Donohue lawsuit. We believe the Schlimm lawsuit is without merit and intend to defend against it vigorously. However, litigation is inherently uncertain, and we are unable to predict the outcome of this lawsuit and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on our results of operations or financial condition.

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

Security breaches, cybersecurity attacks and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

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

In the event of a data or cybersecurity attack, breach or operational failure, our networks and that of our partners may be compromised or experience interruptions in operations and the information stored on such networks could be accessed, publicly disclosed, lost or stolen. We may also be required to expend substantial time and resources to modify or enhance our protective measures and to investigate and remediate vulnerabilities. Furthermore, certain breaches or attacks could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack. Though we have insurance against some cyber-risks and attacks, we may face financial losses that exceed our policy limits or are not covered under any of our current insurance policies. Any such access, disclosure or other loss of information could result in legal claims or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

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

On November 14, 2018, management learned of an incident that occurred in early November 2018, which resulted in the diversion of funds from a subsidiary of the Company’s recently acquired Crem business. We immediately launched an investigation into the incident and following review, discovered that an employee misappropriated corporate funds due to a telephone scheme occurring in early November 2018, resulting in an aggregate misappropriation of approximately $4.5 million. As of the date of this report, the Company has recovered approximately $1.1 million and is continuing to pursue the recovery of the remaining funds, although any additional recoveries cannot be assured.

As a result of this incident, we recorded a loss of $3.7 million during the fourth quarter of 2018 relating to the diverted funds, net of amounts recovered, and associated costs. We are currently unable to predict the ultimate impact this incident will have on our business, results of operations or financial condition, as we have borne, and will continue to bear, additional expenses in connection with the remediation of this incident and our internal controls.

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

We have identified material weaknesses in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.

As described under Item 9A. "Controls and Procedures" below, management has concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2018 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We are taking steps to remediate these material weaknesses. While we believe these steps will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weaknesses or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to record, process, summarize and report information required to be disclosed within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt agreements will likely be adversely affected. The occurrence of, or failure to remediate, these material weaknesses and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our debt agreements, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

The following table outlines the principal facilities the Company owned or leased as of December 31, 2018.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Americas
New Port Richey, Florida (1) (2)	Corporate Headquarters	50,000	Owned/Leased
Covington, Tennessee (1) (2)	Manufacturing/Office/Warehouse	481,000	Owned/Leased
Parsons, Tennessee (1) (2)	Manufacturing/Office/Warehouse	240,000	Owned/Leased
Manitowoc, Wisconsin (1) (2)	Manufacturing/Office/Warehouse	391,000	Owned/Leased
Shreveport, Louisiana (1) (2)	Manufacturing/Office/Warehouse	569,000	Owned/Leased
Mt. Pleasant, Michigan (1) (2)	Manufacturing/Office/Warehouse	397,000	Owned/Leased
Concord, Ontario, Canada	Manufacturing/Office	106,000	Leased
Mississauga, Ontario, Canada (1) (2)	Manufacturing/Office/Warehouse	166,000	Leased
Monterrey, Mexico	Manufacturing/Office/Warehouse	304,000	Leased
Tijuana, Mexico	Manufacturing/Office/Warehouse	131,000	Leased
EMEA
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	140,000	Leased
Herborn, Germany	Office/Warehouse	53,000	Leased
Herisau, Switzerland (2)	Manufacturing/Office/Warehouse	27,000	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office/Warehouse	82,000	Leased
Sheffield, United Kingdom	Manufacturing/Office	100,000	Leased
Gandia, Spain (1) (2)	Manufacturing/Office	32,000	Leased
Amotfors, Sweden (1)	Manufacturing/Office/Warehouse	74,000	Owned/Leased
APAC
Foshan, China (1)	Manufacturing/Office/Warehouse	125,000	Owned
Hangzhou, China (2)	Manufacturing/Office/Warehouse	226,000	Owned
Shanghai, China (2)	Manufacturing/Office	96,000	Leased
Prachinburi, Thailand (1)	Manufacturing	130,000	Owned
Kwong Min, Singapore	Office/Warehouse	34,000	Leased
(1) There are multiple separate facilities within these locations.
(2) Serves also as a research and development center.

In addition, we lease other office and warehouse space within various locations throughout the regions noted above that is used for sales and marketing as well as limited operations support, among other general and administrative purposes.

Refer to Note 18, "Leases," of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding leases.

ITEM 3. LEGAL PROCEEDINGS

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our current and former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of the Company’s internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On January 24, 2019, a second purported securities class action lawsuit, captioned Borel-Donohue v. Welbilt, Inc., et. al., was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Schlimm lawsuit. On February 12, 2019, the plaintiff voluntarily dismissed the Borel-Donohue lawsuit. We believe the Schlimm lawsuit is without merit and intend to defend against it vigorously. However, litigation is inherently uncertain, and we are unable to predict the outcome of this lawsuit and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of this lawsuit will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

From time to time, we become involved in various other lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, our management does not currently believe that the ultimate disposition of any such matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations. For information concerning contingencies and uncertainties, see Note 13, "Contingencies and Significant Estimates," to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "MFS" on March 4, 2016. Prior to that date, there was no public trading market for shares of our common stock. On March 6, 2017, our shares commenced trading under the Company's new name, Welbilt, Inc., and a new NYSE ticker symbol, "WBT."

Holders

As of February 22, 2019, there were 1,535 holders of record of our common stock.

Dividend Policy

The amount and timing of dividends, if any, will be determined by our Board of Directors (the "Board"). The Board has not authorized or paid a dividend since we became an independent public company on March 4, 2016 and does not currently plan on paying a dividend in 2019 as our focus continues to be the reduction of outstanding debt obligations. The timing, declaration, amount and payment of any future dividends is within the discretion of the Board and will depend upon many factors, including our financial condition, earnings, corporate strategy, capital requirements of our operating subsidiaries, contractual restrictions, including covenants contained in our senior secured credit facilities and our senior notes indenture, debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

There were no unregistered offerings nor any repurchases of our common stock by us or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the year ended December 31, 2018.

Performance Graph

The following graph and table depict the total return to stockholders from March 4, 2016 (the date our common stock began trading on the NYSE) through December 31, 2018, relative to the performance of the S&P 500 Index and the S&P 400 Midcap Index. The graph and table assume $100 invested at the closing price of $13.80 on March 4, 2016 and that all dividends, if any, were reinvested.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	March 4, 2016	December 31, 2016	December 31, 2017	December 31, 2018
WBT	$100.00	$140.07	$167.61	$80.51
S&P 500	100.00	111.94	139.31	125.34
S&P 400 Midcap	100.00	118.68	140.51	118.86

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data as of and for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We derived the selected consolidated financial data for the fiscal years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014 from our audited and unaudited combined financial statements that are not included in this Annual Report on Form 10-K.

During the periods presented prior to the Spin-Off on March 4, 2016, the Company’s financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. We functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for us. Therefore, certain costs related to us have been allocated from MTW for the period from January 1, 2016 up to the Spin-Off on March 4, 2016 and for the entirety of the prior periods presented. These allocated costs were primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) stock-based compensation and 4) certain corporate functions, which were not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures the Company determined as reasonable.

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

You should read the selected historical consolidated financial data presented below in conjunction with our audited consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended December 31,
(in millions, except per share data)	2018(4)	2017	2016	2015(5)	2014
Statements of Operations Data:
Net sales	$1,590.1	$1,445.4	$1,456.1	$1,570.1	$1,581.3
Depreciation and amortization	55.0	47.9	48.5	51.0	53.0
Earnings before income taxes	89.0	121.4	102.2	196.4	185.7
Net earnings	78.2	132.9	71.5	156.1	159.4
Earnings per share — Basic (1)	$0.56	$0.96	$0.52	$1.14	$1.16
Earnings per share — Diluted (1)	$0.55	$0.94	$0.51	$1.14	$1.16

Balance Sheets Data (at end of year):
Adjusted working capital (2)	$152.1	$132.4	$118.9	$88.0	$72.7
Total assets	2,075.0	1,840.4	1,769.1	1,754.0	1,898.3
Long-term obligations (3)	1,321.8	1,232.2	1,281.3	2.3	3.6
Capital expenditures	21.4	20.7	16.0	13.2	25.3
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
(3) Long-term obligations include long-term capital lease obligations and a hedge for the change in fair value due to changes in benchmark interest rates. Additional information can be found in Part II, Item 8 of this Form 10-K in Note 10, "Debt," and Note 11, "Derivative Financial Instruments," of the notes to the consolidated financial statements.
(4) On April 19, 2018, the Company, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Crem"). Crem has been included in our consolidated results of operations beginning on the acquisition date.
(5) On December 7, 2015, the Company completed the sale of Kysor Panel Systems ("Kysor"). Kysor has been removed from our consolidated results of operations as of the sale date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition should be read in conjunction with the consolidated financial statements and the related notes of Welbilt, Inc. and its consolidated subsidiaries included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed under the Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Information" and Item 1A. "Risk Factors" for a discussion of uncertainties, risks and assumptions that may cause actual results to differ materially from those contained in any forward-looking statements. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

Overview

Business Overview

We design and manufacture a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage-dispensing capabilities which span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. Our products, product-based services and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability that enable our end customers by improving their menus, enhancing operations and reducing costs.

We manage our business in three geographic reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is made up of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment principally comprises markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia and New Zealand. We are required to prepare and present our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"). These segments represent the level at which separate financial information is available and which is used by management to assess performance and allocate resources. We evaluate segment performance based upon Adjusted Operating EBITDA, which is defined in this Management's Discussion and Analysis within the section titled "Non-GAAP Financial Measures." See Note 22, "Business Segments," of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our reportable segments.

Executive Summary

Following is a summary of factors that impacted our operating results and liquidity in 2018 and other notable actions we have taken during the year:

Crem Acquisition - On April 19, 2018, we acquired Crem International Holding AB ("Crem" or "Crem Acquisition"), a wholly-owned subsidiary of Avaj, which develops, manufactures and markets a full suite of coffee machines for use in offices, restaurants, cafes and coffee shops, catering and convenience stores for aggregate consideration of approximately 1,800 million Swedish Krona ("SEK") or $220.3 million based on the exchange rate in effect on the closing date.

Executive Management Change - Effective August 31, 2018, Hubertus M. Mühlhäuser, the Company's President and Chief Executive Officer ("CEO"), separated from the Company and on October 25, 2018 our Board of Directors (the "Board") appointed William C. Johnson as President and Chief Executive Officer which was effective November 21, 2018. The Board also appointed Mr. Johnson to serve as a member of the Board, effective October 29, 2018. See Note 16, "Restructuring," of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Debt Refinancing - On October 23, 2018, we entered into Amendment No. 6 (the "Sixth Amendment") to the 2016 Credit Agreement, which (i) replaced and refinanced all amounts outstanding and committed under the 2016 Credit Agreement such that the aggregate amount of Term Loan B outstanding was $900.0 million and the aggregate amount of revolving commitments was $400.0 million, (ii) extended the maturity of the Term Loan B to October 2025 and the new revolving commitments to October 2023 and (iii) made certain other changes to the Credit Agreement as set forth therein. We incurred $8.0 million of expense associated with the Sixth Amendment for debt modification and early extinguishment. Subsequent to the refinancing, we prepaid $45.0 million of the Term Loan B prior to December 31, 2018.

Restructuring - During 2018, we completed reductions in force ("RIF") and limited management restructuring actions throughout our regions and corporate division primarily as part of an ongoing effort to optimize and enhance operational efficiencies. As a result of these actions, we incurred $6.0 million in "Restructuring expense" in the consolidated statement of operations during the year ended December 31, 2018.

Income Taxes - On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code including, for 2017, a one-time Deemed Repatriation Transition Tax ("Transition Tax") provisional expense of $13.5 million on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, and for 2018 new provisions designed to tax global intangible low-taxed income ("GILTI"), transactions subject to base erosion anti-abuse tax ("BEAT"), interest disallowance and a tax rate incentive for foreign derived intangible income ("FDII"). Our accounting for the Tax Act is complete and in 2018, we recorded a $10.0 million benefit measurement period adjustment to finalize the Transition Tax.

Industry and Business Conditions

On a global scale, the demand for affordable dining is expected to continue increasing. Market growth is expected to be driven by, among other factors, disposable income, increased employment, investment in new establishments and the underlying trend for increased convenience.

Overall, we believe that continued growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S., the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment, and new equipment requirements resulting from menu changes, waste reduction and footprint reduction. We expect to benefit from these trends and grow market penetration alongside our customers as they expand into new service categories and geographies. We believe we are well-positioned to take advantage of worldwide growth opportunities with global and regional new product introductions, improvement in operational performance and other strategic initiatives.

General market conditions, which had slowed in 2017, have stabilized in 2018 and we expect gradual improvement in 2019. We have focused on pursuing sales that support profitable growth and executing our Simplification and Right Sizing Initiatives that include 80/20 pricing, product-line and customer-line simplification, product cost take out, lean manufacturing implementation, strategic sourcing, KitchenCare operational improvements, manufacturing capacity reduction and reductions in workforce to further realize margin improvements, as necessary to sustain operational excellence. Increased demand from large chain customers, new product rollouts and the initial rollouts of our FitKitchen systems have helped drive increased sales in 2018. Our Simplification and Right-Sizing Initiatives, hedging activities, price increases and reductions in discretionary spending have offset, in part, the inflationary impacts from rising material and freight costs, including recently enacted tariffs.

In 2019, we expect sales growth primarily from improvements in general market conditions and the benefit of pricing actions. The growth in sales combined with continued focus on driving our Simplification and Right Sizing Initiatives are anticipated to offset inflationary pressures in labor and material costs as well as tariffs. In addition, we are undertaking an operational review of our Simplification and Right-Sizing Initiatives to validate our long-term growth and margin targets and refine our execution plans.

As a result of the Tax Act, additional legislative and regulatory guidance will be issued, including final regulations which may be applied retroactively to the date of enactment and could impact our effective tax rate in future periods. In addition, proposed amendments to the Income Tax Regulations under Section 163(j) of the U.S. Internal Revenue Code were issued on November 26, 2018 and are effective for the taxable year 2019 after publication in the Federal Register, at which time they will be adopted by the Company. Refer to additional discussion of the impact of the Tax Act on the consolidated financial statements in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Strategies

We continue to focus on developing new product and system solutions to support future revenues, reducing long-term debt obligations and developing our acquisition pipeline. Our specific strategic objectives include:

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

Accounting Basis of Presentation and Revision of Previously Issued Consolidated Financial Statements

During the periods presented prior to the Spin-Off on March 4, 2016, our consolidated financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. We functioned as part of the larger group of companies controlled by MTW. Accordingly, MTW performed certain corporate overhead functions for us and certain costs related to us have been allocated from MTW for the period of January 1, 2016 up to the Spin-Off on March 4, 2016 and for the prior periods presented.

The financial information included herein may not necessarily reflect our financial condition, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had Welbilt been an independent, publicly-traded company prior to the Spin-Off.

As discussed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and Note 25, "Revision of Previously Issued Consolidated Financial Statements," to our audited consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" the consolidated financial statements for the years ended December 31, 2017 and 2016 have been revised to reflect the correction of certain balance sheet and cash flow errors. Accordingly, the information affecting Liquidity and Capital Resources and Non-GAAP Financial Measures set forth below reflects the effects of these revisions.

Results of Operations for Years Ended December 31, 2018 and 2017

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	2018	2017	$ Change	% Change
Net sales	$1,590.1	$1,445.4	$144.7	10.0%
Cost of sales	1,020.9	908.5	112.4	12.4%
Gross profit	569.2	536.9	32.3	6.0%
Gross profit margin	35.8%	37.1%
Selling, general and administrative expenses	309.7	276.7	33.0	11.9%
Amortization expense	37.0	31.2	5.8	18.6%
Separation expense	0.1	1.6	(1.5)	(93.8)%
Restructuring expense	6.0	10.8	(4.8)	(44.4)%
Gain from impairment or disposal of assets — net	(0.4)	(4.0)	3.6	(90.0)%
Earnings from operations	216.8	220.6	(3.8)	(1.7)%
Interest expense	89.0	86.9	2.1	2.4%
Loss on modification or extinguishment of debt	9.0	1.7	7.3	429.4%
Other expense — net	29.8	10.6	19.2	181.1%
Earnings before income taxes	89.0	121.4	(32.4)	(26.7)%
Income taxes	10.8	(11.5)	22.3	193.9%
Net earnings	$78.2	$132.9	$(54.7)	(41.2)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the years ended December 31, 2018 and 2017:

(in millions, except percentage data)	2018	2017	$ Change	% Change
Net sales:
Americas	$1,228.4	$1,166.8	$61.6	5.3%
EMEA	385.1	296.5	88.6	29.9%
APAC	229.1	190.2	38.9	20.5%
Elimination of intersegment sales	(252.5)	(208.1)	(44.4)	21.3%
Total net sales	$1,590.1	$1,445.4	$144.7	10.0%

Consolidated net sales totaled $1,590.1 million for the year ended December 31, 2018, representing a $144.7 million, or 10.0%, increase compared to the prior year. This increase was primarily driven by incremental net sales from Crem, higher volumes from new product rollouts with large chain customers and increased pricing. These increases were partially offset by decreased KitchenCare aftermarket sales. In addition, foreign currency translation positively impacted net sales for the year ended December 31, 2018 by $8.2 million or 0.6%.

Net sales in the Americas segment for the year ended December 31, 2018 increased $61.6 million, or 5.3%, which consisted of an increase in third-party net sales of $48.8 million and intersegment net sales of $12.8 million. The third-party net sales increase was primarily driven by higher volumes of hot-side products for new rollouts by large chain customers as well as higher volumes of cold-side products and increased pricing. These increases were offset in part by lower KitchenCare aftermarket sales. Foreign currency translation had minimal impact on third-party net sales for the year ended December 31, 2018.

Net sales in the EMEA segment for the year ended December 31, 2018 increased $88.6 million, or 29.9%, driven by an increase in third-party net sales of $70.0 million and intersegment net sales of $18.6 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products, higher sales volumes of hot-side products resulting from new product rollouts and increased volumes in the general market. Foreign currency translation had a positive impact of $7.4 million on third-party net sales for the year ended December 31, 2018.

Net sales in the APAC segment for the year ended December 31, 2018 increased $38.9 million, or 20.5%, which consisted of an increase in third-party net sales of $25.9 million and intersegment sales of $13.0 million. Third-party net sales increased primarily due to the contribution of incremental net sales from Crem products and higher sales volumes of hot-side products. Foreign currency translation had a positive impact of $0.8 million on third-party net sales for the year ended December 31, 2018.

Analysis of Earnings from Operations

Consolidated earnings from operations for the year ended December 31, 2018 totaled $216.8 million, a decrease of $3.8 million, or 1.7%, compared to the prior year, which was principally driven by: (i) $39.9 million unfavorable product mix impact, (ii) increased material costs of $16.2 million, (iii) increased compensation costs of $19.5 million mainly related to incentive compensation, (iv) $5.0 million of corporate expenses associated with acquisition-related transaction and integration costs, (v) lower gain on fixed asset disposals of $3.6 million and (vi) an incremental loss of $2.8 million from Crem operations. The loss from Crem operations is inclusive of $5.6 million of amortization expense associated with acquisition-related intangible assets, $3.4 million of costs associated with a misappropriation of assets and $2.1 million of higher costs primarily related to inventory fair value adjustments from purchase accounting. These unfavorable impacts were partially offset by: (i) savings from the Simplification and Right-Sizing Initiatives of $37.0 million, (ii) $31.0 million favorable impact from increased product volumes, (iii) a $12.7 million increase resulting from favorable net pricing and (iv) $4.8 million of lower restructuring costs.

Total selling, general and administrative expenses were $309.7 million for the year ended December 31, 2018, an increase of $33.0 million, or 11.9%, compared to the prior year. This increase was principally due to incremental costs associated with the Crem operations of $15.4 million, which is inclusive of $3.4 million of costs associated with a misappropriation of assets and $0.2 million of acquisition-related transaction and integration costs incurred directly by Crem. In addition, we incurred $14.7 million of increased compensation costs primarily related to higher incentive compensation and $5.0 million of professional services and other direct costs incurred in connection with the acquisition and integration of Crem. These increases were offset by lower employee related expenses of $3.5 million resulting from company-wide workforce reductions.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the years ended December 31, 2018 and 2017:

(in millions, except percentage data)	2018	2017	$ Change	% Change
Segment Adjusted Operating EBITDA:
Americas	$233.1	$240.7	$(7.6)	(3.2)%
EMEA	78.4	55.2	23.2	42.0%
APAC	31.2	22.7	8.5	37.4%
Total Segment Adjusted Operating EBITDA	$342.7	$318.6	$24.1	7.6%

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2018 decreased by $7.6 million, or 3.2%. This decrease was primarily driven by: (i) $42.2 million of unfavorable product mix, (ii) $14.9 million of increased material costs and (iii) increased compensation costs of $10.6 million mainly related to incentive compensation. These decreases were partially offset by: (i) savings of $25.9 million from the Simplification and Right-Sizing Initiatives, (ii) favorable product volumes of $23.6 million, (iii) a favorable net pricing impact of $9.7 million and (iv) $1.9 million of lower discretionary spending primarily related to professional services and marketing costs.

Adjusted Operating EBITDA in the EMEA segment for the year ended December 31, 2018 increased by $23.2 million, or 42.0%, which was primarily driven by: (i) favorable product volumes of $11.1 million, (ii) savings from the Simplification and Right-Sizing Initiatives of $8.2 million, (iii) $7.0 million positive contribution from the Crem operations, (iv) a favorable product mix impact of $2.3 million and (v) $1.4 million of positive impact from foreign currency translation. This increase was partially offset by higher compensation costs of $5.3 million and $0.7 million of increased material costs.

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2018 increased by $8.5 million, or 37.4%. The increase was primarily driven by: (i) favorable product volumes of $6.1 million, (ii) $3.6 million positive contribution from Crem operations and (iii) savings from the Simplification and Right-Sizing Initiatives of $1.7 million. This increase was partially offset by increased compensation costs of $1.7 million and $0.7 million of increased material costs.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2018, interest expense was $89.0 million, a $2.1 million increase from the prior year, primarily due to increased borrowings in connection with the Crem Acquisition and from rising short-term interest rates, partially offset by two repricing events of our Term Loan B facility in 2017.

The loss on modification or extinguishment of debt of $9.0 million recognized during the year ended December 31, 2018 is primarily related to the Sixth Amendment to our 2016 Credit Agreement as well as extinguishment losses of $1.0 million associated with subsequent prepayments of the amended Term Loan B during the fourth quarter of 2018. The loss on modification or extinguishment of debt of $1.7 million recognized during the year ended December 31, 2017 reflects the extinguishment associated with the two debt repricing events in 2017.

For the year ended December 31, 2018, "Other expense—net" was $29.8 million, a $19.2 million increase from the prior year. The increase was primarily due to the loss of $10.0 million on the foreign currency hedge on the Crem Acquisition purchase price, an increase in foreign currency transaction losses of $3.6 million and pension settlement loss of $2.4 million.

Analysis of Income Taxes

Income taxes for the year ended December 31, 2018 were $10.8 million, which was an increase of $22.3 million compared to the prior year.
The statutory rate for 2018 and 2017 was 21.0% and 35.0%, respectively. The increase was primarily driven by a net lower benefit from the implementation of the Tax Act provisions of $22.0 million comprised of a $10.0 million measurement period adjustment benefit recorded in 2018 to finalize the Transition Tax compared to the following items recorded in 2017: (i) a $45.5 million benefit from revaluation of the U.S. deferred tax assets and liabilities at the reduced enacted rate and (ii) Transition Tax of $13.5 million on previously untaxed accumulated and current earnings and profits ("E&P") of foreign subsidiaries recorded.

In addition, in 2018, the Company recorded a $1.3 million income tax provision related to global intangible low-taxed income ("GILTI"), a $1.2 million benefit from foreign derived intangible income ("FDII") and a $2.3 million discrete tax benefit. In 2017, a portion of the net income tax benefit resulted from an $8.6 million valuation allowance release recorded against the deferred tax assets for certain entities in the United Kingdom and a $3.5 million net state tax benefit primarily due to revised estimates of our state tax liabilities.

Our effective tax rate varies from the 21.0% statutory rate primarily due to the Transition Tax measurement adjustment benefit of 11.2%, manufacturing and research incentives of 3.1% and a 2.6% discrete tax benefit, which were partially offset by a 7.6% impact of income earned in foreign jurisdictions including non-deductible Crem Acquisition costs.

Domestic loss before income taxes in 2018 represent 9.0% of total earnings and an unfavorable 7.6% effective tax rate impact for higher taxes on foreign income, including non-deductible Crem Acquisition costs, whereas 2017 domestic earnings represent 26.8% of total earnings and a favorable 3.5% effective tax rate impact for net lower taxes on foreign income. The 2017 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25.0%.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Our consolidated results comprised the following for the years ended December 31, 2017 and 2016:

(in millions, except percentage data)	2017	2016	$ Change	% Change
Net sales	$1,445.4	$1,456.1	$(10.7)	(0.7)%
Cost of sales	908.5	922.3	(13.8)	(1.5)%
Gross profit	536.9	533.8	3.1	0.6%
Gross profit margin	37.1%	36.7%
Selling, general and administrative expenses	276.7	286.1	(9.4)	(3.3)%
Amortization expense	31.2	31.2	—	—%
Separation expense	1.6	6.5	(4.9)	(75.4)%
Restructuring expense	10.8	2.5	8.3	332.0%
(Loss) gain from impairment or disposal of assets - net	(4.0)	3.3	(7.3)	(221.2)%
Earnings from operations	220.6	204.2	16.4	8.0%
Interest expense	86.9	85.2	1.7	2.0%
Interest expense on notes with MTW — net	—	0.1	(0.1)	(100.0)%
Loss on modification or extinguishment of debt	1.7	2.7	(1.0)	(37.0)%
Other expense — net	10.6	14.0	(3.4)	(24.3)%
Earnings before income taxes	121.4	102.2	19.2	18.8%
Income taxes	(11.5)	30.7	(42.2)	(137.5)%
Net earnings	$132.9	$71.5	$61.4	85.9%

Analysis of Net sales

Net sales for our reportable segments comprised the following for the years ended December 31, 2017 and 2016:

(in millions, except percentage data)	2017	2016	$ Change	% Change
Net sales:
Americas	$1,166.8	$1,186.1	$(19.3)	(1.6)%
EMEA	296.5	287.6	8.9	3.1%
APAC	190.2	190.9	(0.7)	(0.4)%
Elimination of intersegment sales	(208.1)	(208.5)	0.4	(0.2)%
Total net sales	$1,445.4	$1,456.1	$(10.7)	(0.7)%

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

Net sales in the EMEA segment for the year ended December 31, 2017 increased by $8.9 million, or 3.1%, primarily driven by an increase in third-party net sales of $1.5 million and higher intersegment net sales of $7.4 million. Third-party net sales increased due to stronger sales of cold-side products and KitchenCare sales in the region, partially offset by lost sales from our 80/20 product line simplification. Foreign currency translation had a $3.4 million negative impact on third-party net sales for the year ended December 31, 2017.

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

Analysis of Earnings from Operations

Consolidated earnings from operations for the year ended December 31, 2017 totaled $220.6 million, an increase of $16.4 million, or 8.0%, compared to the prior year, which was principally driven by increases from: (i) savings from Simplification and Right-Sizing Initiatives of $45.7 million, (ii) a decrease in selling, general and administrative expenses, (iii) increased net pricing of $9.8 million, (iv) a decrease in separation costs incurred in connection with the Spin-Off of $4.9 million and (v) a gain of $3.8 million recognized for the sale of our Singapore building in July 2017. The Simplification and Right-Sizing initiatives include product and customer rationalization, product cost take out, lean implementation, strategic sourcing, manufacturing capacity reduction and reduction in workforce. These increases were partially offset by: (i) the negative impact of lower volumes and product mix of $30.4 million, (ii) material cost inflation of $10.8 million and (iii) incremental restructuring charges of $8.3 million primarily associated with executive retirements and company-wide workforce reductions.

Total selling, general and administrative expenses amounted to $276.7 million for the year ended December 31, 2017, a decrease of $9.4 million, or 3.3%, compared to the prior year. The decrease was principally driven by: (i) lower incentive compensation of $5.6 million, (ii) lower concessions and bad debt expense of $3.1 million and (iii) $2.5 million of reduced costs associated with company-wide reductions in force completed in 2017. These decreases were partially offset by a $2.4 million increase in stock-based compensation expense.

Analysis of Segment Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the years ended December 31, 2017 and 2016:

(in millions, except percentage data)	2017	2016	$ Change	% Change
Segment Adjusted Operating EBITDA:
Americas	$240.7	$233.6	$7.1	3.0%
EMEA	55.2	44.3	10.9	24.6%
APAC	22.7	24.7	(2.0)	(8.1)%
Total Segment Adjusted Operating EBITDA	$318.6	$302.6	$16.0	5.3%

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2017 increased $7.1 million, or 3.0%, despite the decrease in net sales. The increase was primarily driven by our Simplification and Right-Sizing initiatives of $36.6 million, positive impacts from net pricing, lower incentive compensation and a reduction in controllable costs. These increases were partially offset by lower volumes and product mix, increased material costs, lower fixed cost absorption and the negative impact from foreign currency translation.

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

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2017 decreased $2.0 million, or 8.1%. The decrease was primarily driven by unfavorable intersegment pricing and material cost inflation. These decreases were partially offset by increased volumes and product mix, improved freight costs and other controllable expenses and savings from the Simplification and Right-Sizing Initiatives of $3.0 million.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2017, interest expense was $86.9 million, a $1.7 million increase from the prior year, which was primarily due to interest expense being recorded for only a portion of 2016 as we issued $1,400.0 million of long-term debt as a result of the Spin-Off in the first quarter of 2016. The loss on modification or extinguishment of debt of $1.7 million recognized during the year ended December 31, 2017 reflects the extinguishment associated with the two debt repricing events in 2017. The loss on modification or extinguishment of debt of $2.7 million recorded during the year ended December 31, 2016 relates to prepayments on our Term Loan B facility.

For the year ended December 31, 2017, "Other expense—net" was $10.6 million, a $3.4 million decrease from the prior year. The decrease was due to lower expenses of $3.5 million associated with our pension obligations.

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

Domestic earnings before income taxes in 2017 represent 26.8% of total earnings and a favorable 3.5% effective tax rate impact for net lower taxes on foreign income, whereas 2016 domestic earnings represent 30.8% of total earnings and a 4.8% effective tax rate benefit for net lower taxes on foreign income. The 2017 and 2016 effective tax rates were favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25%.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of December 31, 2018, our total liquidity was $389.2 million, comprised of $70.4 million in cash and cash equivalents and $318.8 million available for additional borrowing under the senior secured revolving credit facility described further below, compared to total liquidity of $304.9 million as of December 31, 2017. This increase in total liquidity was primarily due to an increase in the amounts available for borrowing under our senior secured revolving credit facility in association with amendments entered into during 2018 partially offset by a reduction in cash and cash equivalents. At December 31, 2018, 99% of cash and cash equivalents were held outside of the U.S. Because most of our cash generated in the U.S. is used to meet debt service obligations and we maintain significant operations outside of the U.S., a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S.

Our primary future cash needs are currently expected to be centered on operating activities, working capital, debt service, capital investments and acquisitions. We currently estimate that our capital expenditures will be approximately $39 million for the year ended December 31, 2019. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash from operations, together with our capacity under our existing credit facility and our access to capital markets, will provide adequate resources to fund our operating and financing needs; however, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the overall capital markets, the state of the economy and our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of December 31, 2018 totaled $73.2 million, a decrease of $35.6 million from the December 31, 2017 balance of $108.8 million.

The table below shows a summary of cash flows for the periods indicated:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash (used in) provided by:
Operating activities (1)	$(448.5)	$(431.3)	$(372.0)
Investing activities (1)(2)	313.5	543.4	461.2
Financing activities	102.3	(51.7)	(81.2)
Effect of exchange rate changes on cash	(2.9)	6.9	0.9
Net (decrease) increase in cash and cash equivalents and restricted cash (2)	$(35.6)	$67.3	$8.9
(1) Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", that requires us to classify consideration received for beneficial interest obtained in connection with the sale of trade receivables into our accounts receivable securitization program as investing activities instead of operating activities. The retrospective impact on our consolidated statement of cash flows for the years ended December 31, 2017 and 2016, was an approximate $552.1 million and $494.3 million, respectively, decrease to cash used in operating activities and an increase to cash provided by investing activities.
(2) Effective January 1, 2018, we adopted ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash", that requires us to disclose the change in total cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The retrospective impact on beginning and ending cash and cash equivalents shown on the consolidated statement of cash flows for the year ended December 31, 2017 was an increase for restricted cash of $6.4 million and $0.3 million, respectively. The retrospective impact on beginning and ending cash and cash equivalents shown on the consolidated statement of cash flows for the year ended December 31, 2016 was an increase for restricted cash of $0.6 million and $6.4 million, respectively. Cash flows used in investing activities for the year ended December 31, 2017 were decreased by $6.2 million. Cash flows used in investing activities for the year ended December 31, 2016 were increased by $6.0 million.

Operating Activities

Cash flows used in operating activities for the year ended December 31, 2018 was $448.5 million compared to $431.3 million for the year ended December 31, 2017. The increase in cash flows used in operating activities was driven by: (i) an increase in accounts receivable and the beneficial interest associated with the sale of trade receivables totaling $49.2 million resulting from increased revenues, (ii) a $23.7 million net increase in inventory to support our revenue generation requirements, (iii) a $13.4 million decrease in other current and long-term liabilities and (iv) a $8.7 million increase in other assets. This usage of cash was partially offset by cash provided by an increase in net earnings adjusted for non-cash items and the loss on remeasurement of debt and other realized foreign currency derivative transactions of $30.6 million and the timing of payables of $47.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Cash flows used in operating activities during 2017 were $431.3 million compared to $372.0 million for the year ended December 31, 2016. The increase in cash flows used in operating activities was primarily driven by an increase in accounts receivable and the beneficial interest associated with the sale of trade receivables totaling $38.4 million combined with a net decrease in other assets and liabilities totaling $22.3 million. Net earnings adjusted for non-cash items increased $1.4 million for the year ended December 31, 2017 as compared to year ended December 31, 2016, which partially offset the increases in cash flow usage.

Investing Activities

Cash flows provided by investing activities of $313.5 million in 2018 consisted primarily of proceeds from cash receipts on beneficial interest in sold receivables of $576.4 million which was partially offset by net cash used for the Crem Acquisition of $215.6 million, a $14.3 million net usage related to our short-term investments in the first quarter of 2018, a $10.0 million loss on the settlement of the foreign exchange currency contract entered into to mitigate the currency price fluctuations on the contracted Crem acquisition price and capital expenditures of $21.4 million, with the majority of capital expenditures related to continuous improvements of machinery and equipment and investments in information technology fixed assets.

Cash flows provided by investing activities of $543.4 million in 2017 consisted primarily of proceeds from cash receipts on beneficial interest in sold receivables of $552.1 million and proceeds from the sale of our Cleveland and Sellersburg properties totaling $12.3 million. These increases were partially offset by capital expenditures of $20.7 million, with the majority of capital expenditures related to investments in machinery, equipment and information technology fixed assets.

Cash flows provided by investing activities of $461.2 million in 2016 consisted primarily of proceeds from cash receipts on beneficial interest in sold receivables of $494.3 million which was partially offset by capital expenditures of $16.0 million, with the majority of capital expenditures related to fixed asset equipment purchases and a $18.7 million short-term investment in a certificate of deposit made in the fourth quarter of 2016.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2018 was $102.3 million, primarily due to the borrowings associated with the Crem Acquisition, net short-term borrowings associated with the secured revolving loan facility for working capital requirements and the restructuring of our 2016 Credit Agreement in the fourth quarter of 2018.

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

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") and our 9.50% Senior Notes due 2024. In addition, during 2018, we entered into a short-term secured $30.0 million revolving loan facility. Collectively, these arrangements represent the substantial majority of our financing resources, which together with free cash flows generated by business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of December 31, 2018 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement provides for a $1,300.0 million senior secured credit facility consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million and (ii) a senior secured revolving credit facility with aggregate commitments of $400.0 million. The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the new revolving commitments to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, so long as, after giving effect to the incurrence of such additional amount, the resulting pro forma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B and revolving credit facility is October 2025 and October 2023, respectively.

At December 31, 2018, we had $855.0 million outstanding under the Term Loan B facility and $78.0 million drawn on the revolving credit facility, with $3.2 million in outstanding stand-by letters of credit and $318.8 million available for additional borrowings thereunder.

The financial covenants under the 2016 Credit Agreement permit (a) a maximum consolidated total leverage ratio of 5.75:1.00, with decreases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019, and decreases of 0.50 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2021 until the ratio reaches 4.25:1.00 in the fiscal quarter ending December 31, 2022, and (b) a minimum consolidated interest coverage ratio of 2.50:1.00, with increases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019 until the ratio reaches 3.00:1.00 in the fiscal quarter ending December 31, 2020; provided, however, that during a covenant holiday acquisition transition period, the consolidated total leverage ratio may exceed the applicable maximum by up to and including 0.50 (but in no event shall exceed 5.50:1.00).

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which were outstanding as of December 31, 2018. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries that is a borrower or guarantor under the 2016 Credit Agreement. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.

Revolving Loan Facility

Our short-term secured revolving loan facility provides for borrowings of up to $30.0 million, of which $15.0 million was outstanding at December 31, 2018. We currently expect to repay the remainder of the facility on or prior to its maturity in April 2019. This facility is secured by cash held by Manitowoc China Foodservice Co. Ltd, a wholly owned subsidiary and contains no financial covenants.

Covenant Compliance

The 2016 Credit Agreement and indenture governing the Senior Notes contain limitations on the Company's ability to effect mergers and change of control events as well as certain other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of the Company's subsidiaries to pay dividends or other payments; transactions with affiliates; and sales of assets. As of December 31, 2018, we were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements.

A summary of our financing obligations is shown below:

(in millions)	2018	2017
Revolving loan facility	$15.0	$—
Revolving credit facility	78.0	25.0
Term Loan B facility	855.0	815.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt, including current portion	$1,373.0	$1,265.0

We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk on certain financing arrangements. Further information regarding our financing arrangements and related hedging activity can be found in Part II, Item 8 of this Form 10-K in Note 10, "Debt," and Note 11, "Derivative Financial Instruments," of the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

Our disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources include our accounts receivable securitization arrangement and assets leased under operating leases.

Securitization Facility

The Company participates in a $110.0 million accounts receivable securitization program whereby the Company sells certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, sells, conveys, transfers and assigns to a third-party financial institution (the "Purchaser"), all the rights, title and interest in and to its pool of receivables. Under this program, the Company generally receives cash consideration up to a certain limit and records a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualifies for sale accounting treatment. The Company maintains a "beneficial interest," or right to collect cash, in the sold receivables. The securitization program also contains customary affirmative and negative covenants, including financial covenants consistent with those in the 2016 Credit Agreement. This program is currently expected to terminate in March 2019. Upon termination, we expect the securitization will be repaid by receipts of previously sold trade receivables, to the extent borrowings are outstanding at termination.

The carrying value of trade accounts receivables removed from the Company's consolidated balance sheets in connection with the accounts receivable securitization program was $96.9 million and $99.5 million at December 31, 2018, and 2017, respectively. We have disclosed further details of our accounts receivable securitization program in Note 4, "Accounts Receivable Securitization," in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Leases

We lease various assets under operating leases. The future estimated payments under these arrangements disclosed in Note 18, "Leases," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018:

(in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt	$1,373.0	$15.0	$—	$3.3	$3.3	$81.3	$1,270.1
Interest obligations	517.0	83.9	84.0	83.8	83.7	83.6	98.0
Capital leases	2.8	1.1	0.9	0.5	0.3	—	—
Operating leases	43.6	15.1	10.8	6.7	3.6	1.5	5.9
Income tax payable	11.1	10.2	—	—	—	—	0.9
Purchase obligations	74.6	72.8	1.5	0.1	0.1	0.1	—
Total contractual obligations	$2,022.1	$198.1	$97.2	$94.4	$91.0	$166.5	$1,374.9

Unrecognized tax benefits totaling $11.5 million as of December 31, 2018 excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 9, "Income Taxes," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures surrounding uncertain income tax positions.

We maintain defined benefit pension plans for some of our operations in the Americas and EMEA regions. In 2018, cash contributions by us to all pension plans were $8.4 million, and we estimate that our pension plan contributions will be approximately $8.3 million in 2019. See Note 15, "Employee Benefit Plans," of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Please refer to Note 13, "Contingencies and Significant Estimates," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. where we have disclosed our environmental, health, safety, contingencies and other matters.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how management evaluates our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data, we make this data available to all investors. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash used in operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including as a result of changed business conditions, new accounting rules or otherwise. Further, our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Free Cash Flow

We refer to Free Cash Flow, which represents net cash used in operating activities less capital expenditures plus cash receipts on our beneficial interest in sold receivables. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund initiatives such as debt repayment, acquisitions, dividends and share repurchases. During the first quarter of 2018, we updated our definition of Free Cash Flow to include cash receipts on beneficial interest in sold receivables, which is now recorded in net cash provided by investing activities with the adoption of the accounting guidance in ASU 2016-15 effective January 1, 2018. Free Cash Flow reconciles to net cash used in operating activities presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Free Cash Flow:
Net cash used in operating activities	$(448.5)	$(431.3)	$(372.0)
Capital expenditures	(21.4)	(20.7)	(16.0)
Cash receipts on beneficial interest in sold receivables	576.4	552.1	494.3
Free Cash Flow	$106.5	$100.1	$106.3

Adjusted Operating EBITDA

In addition to analyzing our results on a U.S. GAAP basis, management also reviews our results on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense-net, depreciation and amortization expense plus certain other items such as gain or loss from impairment of disposal of assets, restructuring expense, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs and certain other items. Management uses Adjusted Operating EBITDA as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. Adjusted Operating EBITDA reconciles to net earnings presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions, except percentage data)	2018	2017	2016
Adjusted Operating EBITDA:
Net earnings	$78.2	$132.9	$71.5
Income taxes	10.8	(11.5)	30.7
Other expense — net (1)	29.8	10.6	14.0
Loss on modification or extinguishment of debt	9.0	1.7	2.7
Interest expense on notes with MTW — net	—	—	0.1
Interest expense	89.0	86.9	85.2
Earnings from operations	216.8	220.6	204.2
(Gain) loss from impairment or disposal of assets — net	(0.4)	(4.0)	3.3
Restructuring expense	6.0	10.8	2.5
Separation expense	0.1	1.6	6.5
Amortization expense	37.0	31.2	31.2
Depreciation	18.0	16.7	17.3
Transaction costs (2)	7.1	—	—
Other items (3)	5.6	—	—
Total Adjusted Operating EBITDA	$290.2	$276.9	$265.0

Adjusted Operating EBITDA margin (4)	18.3%	19.2%	18.2%
(1) Prior year presentation adjusted for the years ended December 31, 2017 and 2016 by $1.5 million and $5.0 million, respectively. This relates to periodic pension costs that have been reclassified from "Selling, general and administrative expenses" to "Other expense - net" in accordance with the adoption of accounting guidance in ASU 2017-07.
(2) Transaction costs are associated with the Crem Acquisition. These costs include $1.9 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" and $5.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the year ended December 31, 2018.
(3) Other items are costs, which are not representative of our operational performance. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within our newly acquired Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in our Form 10-K/A for the year ended December 31, 2017 and $0.6 million associated with other professional services. Each of these costs have been recorded in "Selling, general and administrative expenses" for the year ended December 31, 2018.
(4) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We refer to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss, the Tax Cuts and Jobs Act and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are helpful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions, except share data)	2018	2017	2016
Adjusted Net Earnings:
Net earnings	$78.2	$132.9	$71.5
(Gain) loss from impairment or disposal of assets — net	(0.4)	(4.0)	3.3
Restructuring expense	6.0	10.8	2.5
Separation expense	0.1	1.6	6.5
Loss on modification or extinguishment of debt	9.0	1.7	2.7
Transaction costs (1)	17.1	—	—
Other items (2)	5.6	—	—
Pension settlement (3)	2.4	—	—
Foreign currency transaction loss (4)	10.1	6.5	4.0
Tax Cuts and Jobs Act	(10.0)	(32.0)	—
Tax effect of adjustments (5)	(7.6)	(6.6)	(6.5)
Total Adjusted Net Earnings	$110.5	$110.9	$84.0

Adjusted Diluted Net Earnings Per Share:
Diluted net earnings per share	$0.55	$0.94	$0.51
(Gain) loss from impairment or disposal of assets — net per share	—	(0.03)	0.02
Restructuring expense per share	0.04	0.08	0.02
Separation expense per share	—	0.01	0.05
Loss on modification or extinguishment of debt per share	0.06	0.01	0.02
Transaction costs per share (1)	0.12	—	—
Other items per share (2)	0.04	—	—
Pension settlement per share (3)	0.02	—	—
Foreign currency transaction loss per share (4)	0.07	0.05	0.03
Tax Cuts and Jobs Act per share	(0.07)	(0.23)	—
Tax effect of adjustments per share (5)	(0.05)	(0.04)	(0.05)
Total Adjusted Diluted Net Earnings Per Share	$0.78	$0.79	$0.60
(1) Transaction costs are associated with the Crem Acquisition. These costs include $1.9 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" and $5.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the year ended December 31, 2018. Also included are losses of $10.0 million for the year ended December 31, 2018 related to a foreign currency hedge of the acquisition price of Crem recorded in "Other Expense-net."
(2) Other items are costs, which are not representative of our operational performance. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within our newly acquired Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in our Form 10-K/A for the year ended December 31, 2017 and $0.6 million associated with other professional services. Each of these costs have been recorded in "Selling, general and administrative expenses" for the year ended December 31, 2018.
(3) Pension settlement primarily represents a non-cash pension settlement loss of $2.4 million, which was incurred in the fourth quarter of 2018 as a result of the purchase of a group annuity contract using assets from the U.S. pension plan to unconditionally transfer the legal obligation and risk to provide future benefit payments to the insurer.
(4) Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(5) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We refer to Organic Net Sales, which represents net sales before the impact of acquisitions and foreign currency translation. The impact from foreign currency translation is calculated by translating current period balances at prior period rates. We believe this measure is helpful to investors in assessing the ongoing performance of our underlying businesses. Organic Net Sales reconciles to net sales presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions)	2018	2017
Net sales (as reported)	$1,590.1	$1,445.4
Less: Crem Acquisition	(62.0)	—
Foreign currency translation	(10.0)	—
Organic Net Sales	$1,518.1	$1,445.4

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

Corporate Expense Allocations - The combined financial statements for the periods prior to the Spin-Off include expense allocations for (1) corporate support functions that were provided on a centralized basis at MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to Welbilt based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which were previously partially allocated to Welbilt or other methodologies deemed appropriate by management. Debt obligations of MTW, specifically those that relate to the enterprise senior notes, term loans and revolving credit facilities, have not been allocated to us as we were neither an obligor nor a party to the obligations between MTW and the debt holders. Corresponding financing costs related to these debt obligations likewise were not allocated to us as we did not participate in these enterprise financing activities. See Note 23, "Net Parent Company Investment and Related Parties," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional discussions on expense allocations.

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

Revenue Recognition - Prior to the adoption of the provisions of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and with additional updates subsequently issued (collectively, "ASU 2014-09"), we generally recognized and earned revenue when all the following criteria were satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered. Shipping and handling fees were reflected in net sales and shipping and handling costs were reflected in "Cost of sales" in the consolidated statements of operations.

On January 1, 2018, we adopted the provisions of ASU 2014-09, which creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Management makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. A majority of our net sales continue to be recognized at the point in time when products are shipped from its manufacturing facilities.

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. We typically invoice our customers with payment terms of 30 days and our average collection cycle is generally less than 60 days. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases, and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed.

We also recognize revenue for foodservice-based projects. These revenues are generally recognized at the point-in-time in which control transfers to the customer. However, depending on the nature of the performance obligations in the contract, revenues may be recognized over time.

We sell separately-priced extended warranties that extend coverage beyond the standard product warranty by 12 to 60 months. Payments are at the inception of the contract and revenue is recognized over the term of the agreement on a straight-line basis, which we believe approximates the timing of costs expected to be incurred in satisfying the obligations of the contract.

See Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the impact of the adoption of ASU 2014-09 on our consolidated financial statements and related notes to financial statements.

Accounts Receivable Securitization - Transactions under our securitization programs are accounted for as sales. Sales of trade receivables to the purchaser are reflected as a reduction of accounts receivable in the consolidated balance sheets. In addition, we maintain a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the third-party purchasing financial institution at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the consolidated statements of cash flows. We deem the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days) as noted above.

Inventories and Related Reserve for Obsolete and Excess Inventory - The majority of our inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Certain inventories are valued using the last-in, first-out (LIFO) method. All inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory, and on historical write-off experience, and are subject to change if experience improves or deteriorates.

Business Combinations - The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill, Other Intangible Assets and Other Long-Lived Assets - We perform annual impairment tests of goodwill and intangible assets with indefinite lives at June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The goodwill impairment test is performed for our reporting units which have been determined to be: Americas, EMEA and APAC. When testing for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, we evaluate the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit or asset. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. In those instances where we conclude that it is not more likely than not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When we choose not to perform a qualitative assessment, or if, based on the qualitative assessment, we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, we compare the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to the excess; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 7, "Goodwill and Other Intangible Assets — Net," for further details on our impairment assessments.

When reviewing long-lived assets, other than goodwill and other intangible assets with indefinite lives, we group our assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows to determine impairments. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 15, "Employee Benefit Plans," of the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the impact of a 0.5% change in the discount rate and rate of return on plan assets would have on our financial statements.

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

We record discrete income tax expense or benefit in the period in which it is identified. Examples of such types of discrete items include, but are not limited to: changes in estimates of the outcome of tax matters related to prior years, assessments of valuation allowances, return-to-provision adjustments, the settlement of tax audits and certain changes in tax legislation or regulations.

Derivative Financial Instruments and Hedging Activities - We enter into derivative instruments to hedge interest rate risk, commodity exposure associated with aluminum, copper and steel prices and foreign currency exchange risk.

We have adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or comprehensive income depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The amount reported for derivative instrument fair market value adjustments for cash flow hedges and net investment hedges are reported in the statements of comprehensive income, net of taxes. Fair market value adjustments for fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings within the same line item associated with the hedged item.

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

Recent Accounting Changes and Pronouncements

See Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," in our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the U.S. and globally and are exposed to market risks in the ordinary course of our business. These risks include, but are not limited to, changes in interest rates, commodity price risk and foreign currency exchange rates. To reduce these risks, we selectively use derivative financial instruments and other proactive management techniques. We have policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited. This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in United States ("U.S.") and global financial markets.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates, which could affect our consolidated balance sheet, earnings and cash flows. Stockholders' equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of interest rate swaps designated as cash flow hedges are reflected as increases and decreases to a component of stockholders' equity while for fair value hedges, these after-tax changes are reflected as increases and decreases directly to earnings.

We are exposed to interest rate risk on borrowings under the Senior Secured Credit Facilities which bear interest at variable rates and are vulnerable to changes primarily in the LIBOR rate. Additionally, we are exposed to fair value risk if we repurchase or exchange Senior Notes prior to maturity. We manage our exposure to market risk through regular operating and financing activities and when considered appropriate, through the use of derivative financial instruments. See Note 11, "Derivative Financial Instruments," and Note 10, "Debt," of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

As of December 31, 2018, we had $855.0 million of variable rate debt outstanding under our Term Loan B Facility. To manage the risk of fluctuations in this variable debt, we entered into interest rate swaps for an aggregate notional amount of $600.0 million during the first quarter of 2017. Of this amount, $175.0 million terminates in March 2019 and $425.0 million terminates in March 2020.

As of December 31, 2018, we had $425.0 million of fixed rate debt outstanding under our Senior Notes with a fair value of approximately $457.0 million. The terms of the Senior Notes do not generally allow investors to demand payment of these obligations prior to maturity. However, we do have exposure to fair value risk if we repurchase or exchange Senior Notes prior to maturity. In the fourth quarter of 2017, we entered into an interest rate swap with a total notional amount of $425.0 million that terminates in February 2024 to manage this risk.

We utilize valuation models to estimate the effects of changing interest rates as an interest rate "shock" and continue to increase or decrease at a consistent level above or below the LIBOR curve. The impact of a hypothetical change of 10.0% in short-term interest rates would result in an increase/decrease in the fair value of these interest rate swaps of approximately $1.3 million.

Approximately $255.0 million of our Term Loan B variable rate debt was not hedged as of December 31, 2018. A hypothetical change of 10% in short-term interest rates would result in a $1.0 million change in interest rate expense on an annual basis for the unhedged portion of outstanding debt, including the interest rate exposure subsequent to the expiration of our $175.0 million interest rate swap in March 2019.

Commodity Price Risk

We are exposed to fluctuating market prices for commodities, including steel, nickel, copper and aluminum. We have established programs to manage the negotiations of commodity prices. We also routinely enter into commodity hedges that fix the price of certain of our key commodities utilized in the production of our product offerings including aluminum, copper and certain steel inputs. To the extent that our hedging is not successful in fixing commodity prices that are favorable in comparison to market prices at the time of purchase and we cannot or do not pass along increased commodity prices to our customers, we could experience a negative impact to our results of operations.

As of December 31, 2018, we had open commodity derivatives with aggregate notional values of 1,446 metric tons of aluminum, 546 metric tons of copper and 7,080 short tons of steel. A 10% increase in the cost of a commodity would be offset by a gain on the derivative and a 10% decrease in the cost of a commodity would be offset by a loss on the derivative. The commodity price risk associated with our derivative positions at December 31, 2018 would be as follows:

	December 31, 2018
(in millions)	10% Increase	10% Decrease
Commodity:
Aluminum	$0.3	$(0.4)
Copper	0.2	(0.4)
Steel	0.4	(0.6)

Currency Price Risk

We are subject to foreign currency exchange risk for our international operations. We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various foreign currencies.  Non-U.S. sales were approximately 37.4% of our total sales for 2018, with the largest percentage, 17.1%, being sales into various European countries. When the U.S. dollar strengthens compared to other currencies, the effect is a reduction in revenues and expenses denominated in currencies other than the U.S. dollar. To manage a portion of our foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on non-functional currency denominated receivables and payables. The impact of a 10% change in the underlying functional currencies on our currency forward contracts outstanding at December 31, 2018 would be as follows:

	December 31, 2018
(in millions)	10% Increase	10% Decrease
Currency:
Canadian Dollar	$0.7	$(0.9)
European Euro	(0.9)	1.0
British Pound	(0.3)	0.3
Mexican Peso	0.8	(0.9)
Singapore Dollar	0.1	(0.1)

We are further exposed to foreign currency exchange rate risk as our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period during consolidation using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. The associated translation adjustments recorded in "Accumulated other comprehensive loss" in the consolidated balance sheet at December 31, 2018 was a loss of $6.5 million. At December 31, 2018, certain of the Company's United Kingdom-based foreign subsidiaries held $15.0 million in U.S. dollar denominated debt that exposes the Company to additional foreign currency exchange rate fluctuations between the U.S. dollar and British pound. Foreign currency rate fluctuations related to this debt are reflected in the consolidated statement of operations. In addition, at December 31, 2018, certain of the Company's United Kingdom-based foreign subsidiaries held $73.5 million in British pound denominated debt that exposes the Company to additional foreign currency exchange rate fluctuations in the consolidated statement of cash flows. During the first quarter of 2017, we entered into a three-year cross-currency interest rate swap with a notional value of €50.0 million to protect the value of our net investment in Euros. A 10% fluctuation in exchange rates between the Euro and the U.S. dollar would change the fair value of this swap by $5.7 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Welbilt, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Welbilt, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to ineffective controls with respect to (i) risk assessment controls related to the design and operating effectiveness of the Company’s internal control over financial reporting, (ii) accounting for income taxes, (iii) cash disbursements at the Crem business, and (iv) the presentation of the statement of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents cash receipts relating to beneficial interests obtained in securitized trade receivables in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Crem International Holding AB (“Crem”) from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Crem from our audit of internal control over financial reporting. Crem is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 1, 2019

We have served as the Company's auditor since 2015.

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$1,590.1	$1,445.4	$1,456.1
Cost of sales	1,020.9	908.5	922.3
Gross profit	569.2	536.9	533.8
Selling, general and administrative expenses	309.7	276.7	286.1
Amortization expense	37.0	31.2	31.2
Separation expense	0.1	1.6	6.5
Restructuring expense	6.0	10.8	2.5
(Gain) loss from impairment or disposal of assets — net	(0.4)	(4.0)	3.3
Earnings from operations	216.8	220.6	204.2
Interest expense	89.0	86.9	85.2
Interest expense on notes with MTW — net	—	—	0.1
Loss on modification or extinguishment of debt	9.0	1.7	2.7
Other expense — net	29.8	10.6	14.0
Earnings before income taxes	89.0	121.4	102.2
Income taxes	10.8	(11.5)	30.7
Net earnings	$78.2	$132.9	$71.5
Per share data
Earnings per share — Basic	$0.56	$0.96	$0.52
Earnings per share — Diluted	$0.55	$0.94	$0.51
Weighted average shares outstanding — Basic	140,023,635	138,995,541	137,906,284
Weighted average shares outstanding — Diluted	141,388,785	140,707,092	139,714,120

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Years Ended December 31,
	2018	2017	2016
Net earnings	$78.2	$132.9	$71.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10.9)	14.2	(1.9)
Unrealized (loss) gain on derivatives	(2.8)	2.8	2.6
Employee pension and post-retirement benefits	4.1	(5.6)	0.4
Total other comprehensive (loss) income, net of tax	(9.6)	11.4	1.1
Comprehensive income	$68.6	$144.3	$72.6

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2018
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$70.4	$108.5
Restricted cash	2.8	0.3
Short-term investment	32.0	19.9
Accounts receivable, less allowance of $3.9 and $4.0 at December 31, 2018 and 2017, respectively	112.5	83.7
Inventories — net	190.6	152.3
Prepaids and other current assets	32.2	19.0
Total current assets	440.5	383.7
Property, plant and equipment — net	119.0	112.2
Goodwill	935.6	846.1
Other intangible assets — net	546.7	461.4
Other non-current assets	33.2	37.0
Total assets	$2,075.0	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$151.0	$103.6
Accrued expenses and other liabilities	183.7	169.5
Short-term borrowings	15.0	—
Current portion of capital leases	1.1	0.7
Product warranties	27.9	24.1
Total current liabilities	378.7	297.9
Long-term debt and capital leases	1,321.8	1,232.2
Deferred income taxes	104.3	91.3
Pension and postretirement health obligations	39.2	48.3
Other long-term liabilities	44.6	67.1
Total non-current liabilities	1,509.9	1,438.9
Commitments and contingencies (Note 13)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 140,252,693 shares and 139,491,860 shares issued and 140,252,693 shares and 139,440,470 shares outstanding at December 31, 2018 and 2017, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(41.5)	(54.7)
Retained earnings	268.4	189.1
Accumulated other comprehensive loss	(41.6)	(32.0)
Treasury stock, at cost, 53,308 shares and 51,390 shares, at December 31, 2018 and 2017, respectively	(0.3)	(0.2)
Total equity	186.4	103.6
Total liabilities and equity	$2,075.0	$1,840.4
The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net earnings	$78.2	$132.9	$71.5
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation	18.0	16.7	17.3
Amortization of intangible assets	37.0	31.2	31.2
Amortization of debt issuance costs	5.5	5.5	4.7
Loss on extinguishment of debt	2.7	1.7	2.7
Deferred income taxes	(12.4)	(64.3)	(7.6)
Stock-based compensation expense	7.0	11.1	6.3
(Gain) loss from impairment or disposal of assets — net	(0.4)	(4.0)	3.3
Pension settlement	2.4	—	—
Loss on remeasurement of debt and other realized foreign currency derivative	23.4	—	—
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(590.4)	(541.2)	(502.8)
Inventories	(25.5)	(1.8)	(3.6)
Other assets	(9.3)	(0.6)	(11.5)
Accounts payable	39.3	(7.9)	(11.1)
Other current and long-term liabilities	(24.0)	(10.6)	27.6
Net cash used in operating activities	(448.5)	(431.3)	(372.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	576.4	552.1	494.3
Capital expenditures	(21.4)	(20.7)	(16.0)
Proceeds from sale of property, plant and equipment	—	12.3	0.5
Acquisition of intangible assets	(2.8)	(1.2)	—
Business acquisition, net of cash acquired	(215.6)	—	—
Purchase of short-term investment	(35.0)	—	(18.7)
Proceeds from maturity of short-term investment	20.7	—	—
Settlement of foreign exchange contract	(10.0)	—	—
Other	1.2	0.9	—
Proceeds from dispositions	—	—	1.1
Net cash provided by investing activities	313.5	543.4	461.2
Cash flows from financing activities
Proceeds from long-term debt	475.5	155.0	1,501.1
Repayments on long-term debt and capital leases	(383.2)	(204.1)	(186.8)
Proceeds from short-term borrowings	30.0	4.0	—
Repayment of short-term borrowings	(15.0)	(4.0)	—
Debt issuance costs	(6.8)	(2.0)	(41.3)
Payment of deferred consideration	(1.4)	—	—
Dividend paid to MTW	—	—	(1,362.0)
Net transactions with MTW	—	—	(4.6)
Exercises of stock options	6.2	4.8	16.2
Payments on tax withholdings for equity awards	(3.0)	(5.4)	(3.8)
Net cash provided by (used in) financing activities	102.3	(51.7)	(81.2)
Effect of exchange rate changes on cash	(2.9)	6.9	0.9
Net (decrease) increase in cash and cash equivalents and restricted cash	(35.6)	67.3	8.9
Balance at beginning of period	108.8	41.5	32.6
Balance at end of period	$73.2	$108.8	$41.5
(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$47.0	$34.3	$42.1
Cash paid for interest, net of related hedge settlements	94.6	94.7	69.6

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	744.7	723.5	636.9
Non-cash financing activity: Equipment acquired through capital leases	0.9	—	—

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Net Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity (Deficit)
Balance at December 31, 2015	—	$—	$—	$—	$1,256.1	$(44.5)	$—	$1,211.6
Net earnings	—	—	—	56.2	15.3	—	—	71.5
Net transfers to MTW	—	—	—	—	(1,362.0)	—	—	(1,362.0)
Separation related adjustments	—	—	—	—	(1.0)	—	—	(1.0)
Reclassification of net investment to additional paid-in capital	—	—	(91.6)	—	91.6	—	—	—
Issuance of common stock at Spin-Off	137,016,712	1.4	(1.4)	—	—	—	—	—
Issuance of common stock, stock-based compensation plans	1,584,615	—	16.2	—	—	—	—	16.2
Stock-based compensation expense	—	—	6.3	—	—	—	—	6.3
Adjustments in connection with the Spin-Off	—	—	(0.1)	—	—	—	—	(0.1)
Other comprehensive income	—	—	—	—	—	1.1	—	1.1
Balance at December 31, 2016	138,601,327	1.4	(70.6)	56.2	—	(43.4)	—	(56.4)
Net earnings	—	—	—	132.9	—	—	—	132.9
Issuance of common stock, stock-based compensation plans	890,533	—	4.8	—	—	—	—	4.8
Stock-based compensation expense	—	—	11.1	—	—	—	—	11.1
Other comprehensive income	—	—	—	—	—	11.4	—	11.4
Value of shares in deferred compensation plan	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2017	139,491,860	1.4	(54.7)	189.1	—	(32.0)	(0.2)	103.6
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	1.1	—	—	—	1.1
Net earnings	—	—	—	78.2	—	—	—	78.2
Issuance of common stock, stock-based compensation plans	760,833	—	6.2	—	—	—	—	6.2
Stock-based compensation expense	—	—	7.0	—	—	—	—	7.0
Other comprehensive loss	—	—	—	—	—	(9.6)	—	(9.6)
Value of shares in deferred compensation plan	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$—	$(41.6)	$(0.3)	$186.4

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

On March 3, 2017, MFS filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a change of the Company’s name from "Manitowoc Foodservice, Inc." to "Welbilt, Inc." effective March 3, 2017 (the "Name Change"). In connection with the Name Change, the Company also amended and restated its bylaws, by substituting "Welbilt, Inc." for "Manitowoc Foodservice, Inc." to launch the Company's rebranding of its logo and its brand identity to Welbilt. This change was part of the Company's strategic repositioning after the Spin-Off.

On March 6, 2017, shares of the Company commenced trading under the Company's new name, Welbilt, Inc., and a new New York Stock Exchange ticker symbol, "WBT."

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

Description of the Business

Welbilt is one of the world’s leading commercial foodservice equipment companies. The Company manufactures a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage dispensing capabilities and operating 21 manufacturing facilities globally. Its suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

The Company reports its operating results through three reportable segments, the Americas (includes markets in United States ("U.S."), Canada and Latin America), EMEA (includes markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprised of markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia and New Zealand).

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

Prior to the Spin-Off, cash was managed centrally and flowed through centralized bank accounts controlled and maintained by MTW. Accordingly, cash and cash equivalents held by MTW at the corporate level were not attributable to Welbilt for any of the periods presented prior to the Spin-Off. Only cash amounts specifically attributable to Welbilt are reflected in the accompanying consolidated financial statements. Transfers of cash, both to and from MTW's centralized cash management system, are reflected as a component of "Net transactions with MTW" as a financing activity in the consolidated statements of cash flows. Additionally, none of MTW’s debt has been allocated to the consolidated financial statements as Welbilt has no legal obligation for any of the debt agreements. Welbilt received or provided funding as part of MTW's centralized treasury program.

Income tax expense in the consolidated statement of operations for the partial 2016 period prior to the Spin-Off was computed on a separate return basis, as if Welbilt was operating as a separate consolidated group and filed separate tax returns in the jurisdictions in which it operated. As a result of potential changes to the Company's business model and potential past and future tax planning, income tax expense included in the consolidated financial statements for the partial 2016 periods prior to and after the Spin-Off may not be indicative of Welbilt's future expected income tax expense for subsequent periods. In addition, cash tax payments and items of current and deferred taxes may not be reflective of Welbilt's actual tax balances subsequent to the Spin-Off.

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

Prior to the Spin-Off, the operations of Welbilt were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on a separate return basis in the consolidated financial statements. As a result, the effective tax rate and deferred income taxes of Welbilt may differ from those in periods subsequent to the Spin-Off.

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

Significant Accounting Policies

Cash and Cash Equivalents All short-term investments purchased with an original maturity of three months or less are considered cash equivalents. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions, the balances of which at times may exceed federally insured limits.

Restricted Cash Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded separately on the consolidated balance sheets and generally, include cash balances held as security under the Company's accounts receivable securitization program.

Short-Term Investments The Company considers all investments purchased with an original maturity of more than three months but not greater than one year to be short-term investments. The short-term investment balance as of December 31, 2018 and 2017 represented a certificate of deposit with an original scheduled maturity of 12 months, which the Company has the intent and ability to hold to maturity. It was, therefore, classified as held-to-maturity and carried at amortized cost. The fair value of this instrument was equal to its amortized cost and, as such, there were no unrealized gains or losses associated with the instrument.

Management evaluates this held-to-maturity security for other-than-temporary impairment on a quarterly basis by performing a credit review of the issuer. No indicators of other-than-temporary impairment for this security were identified as of December 31, 2018. In addition, the Company has not experienced credit losses during any period.

Accounts Receivable Transactions under the Company's securitization programs are accounted for as sales. Sales of trade receivables to the purchaser are reflected as a reduction of accounts receivable in the consolidated balance sheets. In addition, the Company maintains a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the third-party purchasing financial institution at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the consolidated statements of cash flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days).

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company's estimate for the allowance for doubtful accounts related to trade receivables includes an evaluation of specific accounts where it has information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates.

Inventories The majority of inventories are valued at the lower of cost or net realizable value. Approximately 92.4% and 92.3% of the Company's inventories were valued using the first-in, first-out ("FIFO") method at December 31, 2018 and 2017, respectively. The remaining inventories were valued using the last-in, first-out ("LIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $4.2 million and $3.9 million at December 31, 2018 and 2017, respectively. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 — 40
Machinery, equipment and tooling	2 — 20
Furniture and fixtures	3 — 15
Computer hardware and software	2 — 7

Business Combinations The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill and Other Intangible Assets Goodwill is not amortized, but it is tested for impairment annually, or more frequently, as events dictate. See additional discussion of impairment testing under "Impairment of Long-Lived Assets," below. The Company's other intangible assets with indefinite lives, including trademarks and trade names, are not amortized, but are also tested for impairment annually, or more frequently, as events dictate. The Company's other intangible assets with finite lives are subject to amortization and are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Other intangible assets with finite lives are amortized on a straight-line basis over the following estimated useful lives:

Useful lives
Patents	10 — 20 years
Engineering drawings	15 years
Customer relationships	10 — 20 years
Design libraries	7 — 20 years

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

When the Company chooses not to perform a qualitative assessment, or if, based on the qualitative assessment, the Company concludes it is more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 7, "Goodwill and Other Intangible Assets — Net," for further details on the Company's impairment assessments.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. When reviewing its long-lived assets, other than goodwill and other intangible assets with indefinite lives, the Company groups its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows to determine impairment. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. The Company did not hold assets held for sale at December 31, 2018 or 2017.

Warranties Estimated warranty costs are recorded in cost of sales at the time of sale of the products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. See Note 14, "Product Warranties," for further details.

Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company's best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the individual cases. Second, the Company determines the amount of additional reserve required to cover product liability claims anticipated to have occurred but have not yet been reported and to account for possible adverse development of the established case reserves. This analysis is performed twice annually.

Foreign Currency Translation and Transactions The financial statements of the Company's non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, are translated using the current exchange rate for assets and liabilities and the average exchange rate for the year for income and expense items. Resulting translation adjustments are recorded to "Accumulated other comprehensive loss" ("AOCI") as a component of equity. The Company records foreign currency transaction gains or losses as a component of "Other expense — net".

Derivative Financial Instruments and Hedging Activities The Company enters into derivative instruments to hedge interest rate risk, commodity exposure associated with aluminum, copper and steel prices and foreign currency exchange risk.

The Company has adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The fair values of all derivatives are recorded in the consolidated balance sheets. The change in a derivative’s fair value is recorded each period in current earnings or comprehensive income depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The amount reported for derivative instrument fair market value adjustments for cash flow hedges and net investment hedges are reported in the statements of comprehensive income, net of taxes. Fair market value adjustments for fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings within the same line item associated with the hedged item.

Stock-Based Compensation Welbilt employees historically participated in MTW's stock-based compensation plans for the periods prior to the Spin-Off. Stock-based compensation expense for the period prior to the Spin-Off has been allocated to Welbilt based on the awards and terms previously granted to its employees. Until consummation of the Spin-Off, Welbilt continued to participate in MTW's stock-based compensation plans and record stock-based compensation expense based on the stock-based awards granted to the Welbilt employees. In conjunction with the Spin-Off, the Company adopted the 2016 Omnibus Incentive Plan (the "2016 Plan") that permits the granting of stock options, restricted stock awards, restricted stock units, performance share awards and units, and other types of stock-based and cash awards. In addition, the 2016 Plan permits the issuance of awards ("Replacement Awards") in partial substitution for awards relating to shares of common stock of MTW that were outstanding immediately prior to the Spin-Off.

Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting periods. Stock based compensation is recognized only for those awards expected to vest. The expense, net of forfeitures, is recognized using the straight-line method. Stock-based compensation expense related to Welbilt employees of $7.0 million, $11.1 million and $6.3 million has been recorded in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Refer to Note 19, "Stock-Based Compensation," for additional discussion regarding details of the Company's stock-based compensation plan.

Employee Benefit Plans The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on our measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches used to determine the annual assumptions are as follows:

•
Discount Rate - The discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms.

•
Expected Return on Plan Assets - The expected return on plan assets assumptions are based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Retirement and Mortality Rates - The retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.

•	Health Care Cost Trend Rates - The health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company's financial position, results of operations or cash flows. See Note 15, "Employee Benefit Plans," for further details.

Deferred Compensation Plan The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Plan permits the Company, at its option, to make matching contributions to the participants' accounts. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. Plan participants are able to direct deferrals and Company matching contributions into two separate investment programs, Program A and Program B. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock, if any, are automatically reinvested, and all distributions must be made in Company stock. Program A is accounted for as a plan that does not permit diversification. The Company stock held by Program A is carried at cost, is included in "Treasury stock" in the consolidated balance sheets. The deferred compensation obligation for Program A is included in "Other long-term liabilities" in the consolidated balance sheets. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs. Program B is accounted for as a plan that permits diversification. Changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets are included in "Other non-current assets", and the related obligations are included in "Other long-term liabilities" in the consolidated balance sheets.

Revenue Recognition Prior to the adoption of the provisions of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" and with additional updates subsequently issued (collectively, "ASU 2014-09"), the Company generally recognized and earned revenue when all the following criteria were satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered. Shipping and handling fees were reflected in net sales and shipping and handling costs were reflected in "Cost of sales" in the consolidated statements of operations.

On January 1, 2018, the Company adopted the provisions of ASU 2014-09, which creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service.) The Company makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. A majority of the Company's net sales continue to be recognized at the point in time when products are shipped from its manufacturing facilities.

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and the Company's average collection cycle is generally less than 60 days. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases, and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the year ended December 31, 2018.

Substantially all of the Company's revenues comprise revenues from contracts with customers. These revenues are disaggregated by major source and geographic location, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Net sales by product class and segment are as follows:

	Year Ended December 31, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$907.0	$183.9	$1,090.9
EMEA	258.8	48.6	307.4
APAC	163.2	28.6	191.8
Total net sales	$1,329.0	$261.1	$1,590.1

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

As of December 31, 2018 and 2017, there was $6.0 million and $6.7 million, respectively, of deferred revenues related to extended warranties. The Company expects to recognize $2.2 million of the deferred revenues for the year ended December 31, 2019 and $3.8 million will be recognized thereafter. See additional discussion of product warranties in Note 14, "Product Warranties." The Company also defers revenues related to performance obligations that have not yet been met. At December 31, 2018, these deferred revenues totaled $0.5 million, all of which is expected to be recognized in 2019.

See section below labeled, "Recently Adopted Accounting Pronouncements," for a discussion of the impact of the adoption of ASU 2014-09 on the Company's consolidated financial statements and related notes to financial statements.

Research and Development Research and development costs are charged to expense as incurred within "Selling, general and administrative expenses" in the consolidated statements of operations and amounted to $37.3 million, $39.4 million and $35.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

Restructuring Charges Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Income Taxes Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The Company does not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires management to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as management must determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company records discrete income tax expense or benefit in the period in which it is identified. Examples of such types of discrete items include, but are not limited to: changes in estimates of the outcome of tax matters related to prior years, assessments of valuation allowances, return-to-provision adjustments, the settlement of tax audits and certain changes in tax legislation or regulations.

Advertising Costs Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses." These costs were $15.2 million, $14.9 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Comprehensive Income Comprehensive income includes, in addition to net earnings, other items that are reported as direct adjustments to equity. Currently, these items are foreign currency translation adjustments, the change in fair value of certain derivative instruments and employee pension and postretirement benefit adjustments.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•
Reclassification of periodic pension and postretirement benefit costs totaling $1.5 million and $5.0 million from "Selling, general and administrative expenses" to "Other expense — net" in the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively, as a result of the retrospective adoption of ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

•
Beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 was increased for restricted cash of $6.4 million and $0.6 million, respectively, and cash flows provided by investing activities were reduced by $6.2 million and $6.0 million, respectively, as a result of adopting ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash."

•
Reclassification of consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions of $552.1 million and $494.3 million, respectively, from operating activities to investing activities on the consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively, as result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."

Revisions of Previously Issued Consolidated Financial Statements

In preparing its 2018 financial statements, the Company identified certain errors in its previously issued consolidated financial statements as of and for the years ended December 31, 2017 and 2016. Details of the errors are as follows:

•
A classification error related to a foreign short-term time deposit with an original maturity greater than three months was incorrectly classified as a cash and cash equivalent instead of a short-term investment. This error resulted in an overstatement in cash and cash equivalents and an understatement in short-term investments of $19.9 million and $18.7 million as of December 31, 2017 and December 31, 2016, respectively. This error impacted the consolidated balance sheet as of December 31, 2017 and the statements of cash flows for the years ended December 31, 2017 and 2016, respectively.

•
A calculation error related to the effect of exchange rate changes which resulted in an overstatement of cash flows from operating activities of $16.2 million and $1.8 million for the years ended December 31, 2017 and 2016 on the statement of cash flows, respectively.

The Company has assessed the materiality of the above errors on the 2017 and 2016 consolidated financial statements and concluded that the errors were not material to any prior annual periods. The Company has corrected these errors, and other immaterial errors, by revising its previously issued 2017 and 2016 consolidated financial statements in connection with this filing of the 2018 Annual Report on Form 10-K. This revision had no effect on the Company's consolidated statements of operations, comprehensive income or equity for any annual period previously presented. Refer to Note 25, "Revision of Previously Issued Consolidated Financial Statements," for additional discussion of the errors and related error corrections included on the consolidated balance sheets and statements of cash flows. All relevant footnotes to the consolidated financial statements in this Form 10-K have also been revised to reflect the correction of these errors. In addition, the impact of such errors on the 2018 unaudited quarterly financial statements are included in Note 24, "Quarterly Financial Data (Unaudited)."

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-14 "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies the disclosure requirements on the company-sponsored defined benefit pension or other postretirement plans. The Company early adopted this standard as of December 31, 2018 and has applied the disclosure requirements on a retrospective basis. Other than changes in disclosure requirements, this standard did not have an impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting pursuant to Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendments in this update are required to be applied prospectively to an award modified on or after the adoption date. This standard became effective for the Company on January 1, 2018. This standard did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the employer to disaggregate the service cost component from the other components of net benefit cost. The ASU also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. As of January 1, 2018, the Company adopted this standard on a retrospective basis. Prior to adoption, periodic benefit costs for both pensions and postretirement benefits were recorded in "Selling, general and administrative expenses" in the consolidated statements of operations. The impact of this standard has been disclosed with "Reclassifications" above.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," which requires an entity to reconcile the changes in restricted cash as part of total cash and cash equivalents in its statements of cash flows. This standard became effective for the Company on January 1, 2018. The adoption of this standard was applied retrospectively and the impact of this standard has been disclosed with "Reclassifications" above.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 became effective for the Company on January 1, 2018. Currently the Company does not have material intercompany transactions of non-inventory items and the standard has not had a material impact on the Company's consolidated financial statements as of December 31, 2018.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard became effective for the Company on January 1, 2018. The adoption of this standard impacts the presentation of collections of the deferred purchase price from its sales of trade accounts receivables in the Company’s consolidated statements of cash flows. Subsequent to adoption, collection of these balances is reported in cash flows from investing activities rather than cash flows from operating activities with all retrospective periods reclassified to conform for comparability. The impact of this standard has been disclosed with "Reclassifications" above. Refer to Note 4, "Accounts Receivable Securitization," for further discussion.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" with additional updates subsequently issued (collectively, "ASU 2014-09"). This ASU creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). On January 1, 2018, the Company adopted ASU 2014-09. Either a retrospective or cumulative effect transition method, referred to as the modified retrospective method, is permitted. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of the new revenue standard as an adjustment to the opening balance of retained earnings. Prior period results have not been recasted and continue to be reported under the accounting standards in effect for those periods. In connection with the adoption of this guidance, the Company elected the following practical expedients: (i) significant financing component, (ii) sales taxes, (iii) costs of obtaining a contract, (iv) shipping and handling activities and (v) immaterial promised goods or services. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated balance sheet as of December 31, 2018 or the consolidated statement of operations or cash flows for the year ended December 31, 2018. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when control of a good or service transfers to a customer. A majority of the Company's net sales continue to be recognized when products are shipped from its manufacturing facilities.

The cumulative effect of the changes made to the Company's consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09 is related to the establishment of right to return assets in conjunction with its product return policy as shown below:

(in millions)	As of December 31, 2017	Adjustments Due to Adoption of ASU 2014-09	As of January 1, 2018
Balance Sheet
Assets:
Inventories — net	$152.3	$1.1	$153.4
Equity:
Retained earnings	$189.1	$1.1	$190.2

Recent Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in this update permit use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury Rate, the London Interbank Offered Rate swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this update are required to be adopted concurrently with the amendments in ASU 2017-12, which for the Company is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt this guidance effective January 1, 2019 and does not expect a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," to provide guidance on the presentation of certain income statement effects from the Tax Cuts and Jobs Act’s reduction in the corporate statutory tax rate. The ASU provides the option of reclassifying what are called the "stranded" tax effects within accumulated other comprehensive loss to retained earnings and requires increased disclosures describing the accounting policy used to release the income tax effects from accumulated other comprehensive income (loss), whether the amounts reclassified are the stranded income tax effects from the Tax Cuts and Jobs Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 may be adopted using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income (loss) are recognized, or (2) at the beginning of the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2018, and the quarterly and other interim periods in those years. Early adoption is permitted. The Company has elected not to release the tax effects within accumulated other comprehensive loss and as a result, the adoption of this ASU will not have an impact on the consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of current hedge accounting guidance in current U.S. GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this guidance effective January 1, 2019. The Company has completed its evaluation of its derivatives portfolio with respect to the impact of the adoption of this ASU and concluded that it does not have a material effect on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on the Company's consolidated financial statements.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model ("CECL") that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020 including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases (ASC Topic 842)." ASC Topic 842, including the related amendments subsequent to its issuance, will supersede the current guidance for lease accounting. Lessees will be required to recognize right-of-use assets and lease liabilities on the balance sheet for most lease arrangements and provide enhanced disclosures. The liability will be equal to the present value of the lease payments and the asset will be based on the liability, subject to certain adjustments, such as for initial direct costs. A dual model was retained for the statement of operations requiring leases to be classified as either operating or financing. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to capital leases). Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The Company does not have any contracts where it is the lessor. ASC Topic 842 permits the Company to elect either a) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or b) a modified retrospective approach recognizing the cumulative effect of the initial application of the new leasing standard as an adjustment to the opening balance of retained earnings as of the date of adoption.

The Company will adopt this new standard on January 1, 2019 and has elected to apply the transition provisions at the beginning of the period of adoption and will not restate comparative periods. As permitted under the transition guidance, the Company has elected the package of practical expedients provided in the standard in that it will not reassess the lease classification of existing contracts or leases and it will not reassess the initial direct costs associated with existing leases. The Company will not elect the hindsight practical expedient.

Based on the portfolio of leases outstanding as of December 31, 2018, the Company anticipates recording a right-of-use asset and an offsetting lease liability in the range of $33 million to $43 million on the Company's balance sheet upon adoption. The cumulative effect adjustment recorded to the opening balance of retained earnings is not material to the consolidated balance sheet. The Company does not expect ASC Topic 842 will have a material impact on the Company's consolidated results of operations or cash flows. The Company is substantially complete with its implementation efforts and is currently finalizing its calculations of the adoption impacts as well as policies, processes and internal controls to align with the new standard.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisitions and Divestitures

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

Crem International Holding AB ("Crem"), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of coffee machines under three brands: Coffee Queen, Expobar and Spengler for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. The Crem Acquisition provides the Company with an established presence in hot beverage equipment, a complementary product category, potential operational synergies and cross-selling benefits and an increased presence in Europe and Asia.

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

During the year ended December 31, 2018, the Company incurred approximately $5.2 million of professional services and other direct acquisition and integration costs related to the Crem Acquisition that are included in "Selling, general and administrative expenses" in the consolidated statement of operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, which incurred a loss for the year ended December 31, 2018 of $10.0 million in the first half of 2018 and is included in the consolidated statement of operations in "Other expense — net."

The operations of Crem contributed approximately $62.0 million to net sales while incurring a loss from operations of approximately $2.8 million for the year ended December 31, 2018. The loss from operations is inclusive of costs associated with an incident at a subsidiary of Crem which resulted in the diversion of €4.0 million to parties outside of the Company, of which €1.0 million was subsequently recovered. As a result of this incident, the Company recorded a loss of $3.7 million for the diverted funds, net of recovery, and the associated costs for external legal counsel, accounting and administration efforts in "Selling, general and administrative expenses" during the fourth quarter of 2018, of which $3.4 million was incurred directly by Crem. The Company is pursuing recovery opportunities, however, there can be no assurance that any additional recoveries will be made. In addition, the Company will incur additional costs related to the recovery efforts. Supplemental pro forma information has not been presented because the effect of this acquisition was not material to the Company's consolidated statements of operations.

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

The preliminary fair value estimates for the Company's identifiable intangible assets other than goodwill acquired as part of the acquisition are as follows:

(in millions)	Estimated Fair Values	Estimated Useful Life (in years)	Weighted Average Amortization Period (in years)
Customer relationships	$64.2	10	10.0
Design libraries	20.6	7 — 20	10.4
Total definite-lived intangible assets	84.8		10.1
Trade name	46.4	Indefinite
Total intangible assets	$131.2

The preliminary estimated goodwill was allocated to the Company's reportable segments as follows: EMEA $84.2 million and APAC $12.8 million. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Crem. The goodwill is not expected to be deductible for tax purposes.

Divestitures

In January 2017, the Company completed the sale, which relates entirely to the APAC reportable segment, of a certain parts and field service business in Shanghai, China for a net purchase price of $1.1 million, with cash proceeds received of $1.1 million in December 2016.

4. Accounts Receivable Securitization

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

The Company participates in a $110.0 million accounts receivable securitization program whereby the Company sells certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which in turn, sells, conveys, transfers and assigns to a third-party financial institution (the "Purchaser"), all the rights, title and interest in and to its pool of receivables. This program is currently expected to terminate in March 2019. Upon termination, we expect the securitization will be repaid by receipts of previously sold trade receivables, to the extent borrowings are outstanding at termination. Under this program, the Company generally receives cash consideration up to a certain limit and records a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualifies for sale accounting treatment. The Company maintains a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the Purchaser at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the consolidated statements of cash flows.

The Company along with certain of its subsidiaries act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables but are required to remit those payments in accordance with the receivables purchase agreement. Upon termination of the program, the Purchaser will have no recourse for uncollectible receivables. The securitization program also contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a Consolidated Interest Coverage Ratio and a Consolidated Total Leverage Ratio that are the same as the covenant ratios required under the 2016 Credit Agreement. The accounts receivable securitization program was amended on February 2, 2018 and again on October 23, 2018 in conjunction with amendments to the 2016 Credit Agreement to provide for certain conforming changes including amending the Consolidated Total Leverage Ratio required thereunder. See Note 10, "Debt," for additional details of the 2016 Credit Agreement and related amendments.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximates book value and as of December 31, 2018 and 2017, totaled $56.9 million and $62.9 million respectively, and is recorded in "Accounts receivable, less allowance" in the consolidated balance sheets. The Company deems the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables.

The carrying value of trade accounts receivables removed from the Company's consolidated balance sheets in connection with the accounts receivable securitization program was $96.9 million and $99.5 million at December 31, 2018, and 2017, respectively.

5. Inventories — Net

The components of "Inventories—net" at December 31, 2018 and 2017 are summarized as follows:

	December 31,
(in millions)	2018	2017
Inventories — gross:
Raw materials	$90.4	$73.9
Work-in-process	16.0	18.9
Finished goods	108.8	86.9
Total inventories — gross	215.2	179.7
Excess and obsolete inventory reserve	(20.4)	(23.5)
Net inventories at FIFO cost	194.8	156.2
Excess of FIFO costs over LIFO value	(4.2)	(3.9)
Inventories — net	$190.6	$152.3

6. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" at December 31, 2018 and 2017 are summarized as follows:

	December 31,
(in millions)	2018	2017
Land	$9.8	$9.5
Building and improvements	88.5	88.9
Machinery, equipment and tooling	226.6	227.3
Furniture and fixtures	6.5	6.0
Computer hardware and software	58.3	55.1
Construction in progress	21.1	15.7
Total cost	410.8	402.5
Less accumulated depreciation	(291.8)	(290.3)
Property, plant and equipment — net	$119.0	$112.2

7. Goodwill and Other Intangible Assets — Net

The Company has three reportable segments: Americas, EMEA and APAC. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2016	$1,144.8	$208.2	$8.0	$1,361.0
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2016	$832.6	$4.7	$8.0	$845.3

Foreign currency impact	$—	$0.2	$0.6	$0.8
Gross balance as of December 31, 2017	1,144.8	208.4	8.6	1,361.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2017	$832.6	$4.9	$8.6	$846.1

Impact of acquisition	$—	$84.2	$12.8	$97.0
Foreign currency impact	—	(6.0)	(1.5)	(7.5)
Gross balance as of December 31, 2018	1,144.8	286.6	19.9	1,451.3
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2018	$832.6	$83.1	$19.9	$935.6

As of June 30, 2018 and 2017, the Company performed the annual impairment test for its reporting units, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill are as follows as of December 31, 2018 and 2017:

	2018			2017
(in millions)	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and trade names	$218.7	$—	$218.7	$177.5	$—	$177.5
Customer relationships	474.8	(217.4)	257.4	415.3	(192.3)	223.0
Patents	5.8	(1.7)	4.1	2.8	(1.7)	1.1
Other intangibles	162.4	(95.9)	66.5	144.9	(85.1)	59.8
Total	$861.7	$(315.0)	$546.7	$740.5	$(279.1)	$461.4

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $37.0 million, $31.2 million and $31.2 million, respectively. At December 31, 2018, the weighted average remaining useful lives of the customer relationships, patents, and other intangibles were approximately 11 years, 17 years and 8 years, respectively. The total weighted average remaining useful life of the definite-lived intangible assets was approximately 10 years.

As of December 31, 2018, the estimated future amortization of intangible assets, other than goodwill, excluding the impact of any future acquisitions or divestitures is as follows:

(in millions)
Year ending December 31:
2019	$35.8
2020	35.6
2021	35.6
2022	33.7
2023	29.0
Thereafter	158.3
$328.0

8. Accounts Payable and Accrued Expenses and Other Liabilities

Accounts payable and accrued expenses and other liabilities at December 31, 2018 and 2017 are summarized as follows:

	December 31,
(in millions)	2018	2017
Accounts payable:
Trade accounts payable	$151.0	$103.6
Total accounts payable	$151.0	$103.6
Accrued expenses and other liabilities:
Interest payable	$2.2	$7.8
Income taxes payable	10.2	13.9
Employee related expenses	30.0	30.8
Restructuring expenses	3.0	5.0
Profit sharing and incentives	19.9	11.5
Accrued rebates	50.8	50.0
Deferred revenue — current	2.7	4.2
Customer advances	3.1	2.6
Product liability	1.3	1.4
Derivative liability	18.4	1.2
Miscellaneous accrued expenses	42.1	41.1
Total accrued expenses and other liabilities	$183.7	$169.5

9. Income Taxes

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

Prior to the Spin-Off, the operations of the Company were generally included in the consolidated tax returns filed by the respective MTW entities, with the related income tax expense and deferred income taxes calculated on separate return bases in the consolidated financial statements. As a result, the effective tax rate and deferred income taxes in 2018 and 2017 may differ from those in historical periods.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code the effects of which began in 2017. Effective in 2018, the Tax Act reduced the U.S. federal corporate statutory tax rate to 21%, introduced new provisions designed to tax global intangible low-taxed income ("GILTI") and transactions subject to base erosion anti-abuse tax ("BEAT"), disallowed interest and provided a tax rate incentive for foreign derived intangible income ("FDII"). The significant change in 2017 included, but was not limited to, requiring a one-time Deemed Repatriation Transition Tax ("Transition Tax") on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.

Final regulations related to the Tax Act that are issued by June 22, 2019 may have retroactive effects to the enactment date, resulting in potential adjustments in future reporting periods for provisions of the Tax Act that became effective beginning in 2017. Proposed amendments to the Income Tax Regulations under Section 163(j) of the U.S. Internal Revenue Code were issued on November 26, 2018 and are effective for the taxable year 2019 after publication in the Federal Register, at which time they will be adopted by the Company. Additional discussion of the impact of the Tax Act on the consolidated financial statements is included below.

"Earnings before income taxes" in the consolidated statements of operations is comprised of the following for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Domestic	$(8.0)	$32.5	$31.5
Foreign	97.0	88.9	70.7
Total	$89.0	$121.4	$102.2

"Income taxes" in the consolidated statements of operations is comprised of the following for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Current:
Federal and state	$(4.3)	$28.2	$19.7
Foreign	29.1	24.6	18.6
Total current tax expense	24.8	52.8	38.3
Deferred:
Federal and state	(14.0)	(56.6)	(9.2)
Foreign	—	(7.7)	1.6
Total deferred tax benefit	(14.0)	(64.3)	(7.6)
Total:
Federal and State	(18.3)	(28.4)	10.5
International	29.1	16.9	20.2
Income taxes	$10.8	$(11.5)	$30.7

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Federal income tax at statutory rate	21.0%	35.0%	35.0%
State income provision (benefit)	0.5	(2.6)	0.9
Manufacturing and research incentives	(3.1)	(1.7)	(1.9)
Taxes on foreign income	7.6	(3.5)	(4.8)
Repatriation of foreign income - Tax Act	(11.2)	11.1	—
Change in federal income tax statutory rate - Tax Act	—	(37.5)	—
Global intangible low taxed income	1.5	—	—
Foreign derived intangible income	(1.3)	—	—
Adjustments for valuation allowances	(0.2)	(11.2)	2.5
Discrete adjustments	(2.6)	—	—
Other items	(0.1)	0.9	(1.7)
Effective tax rate	12.1%	(9.5)%	30.0%

During 2018, the Company's effective tax rate was 12.1%, compared to the 2017 effective tax rate of (9.5)%. The increase in the effective tax rate in 2018 compared to 2017 was primarily driven by a lower net benefit of 15.4% from incorporating the elements of the Tax Act. In addition, the statutory rate was 21.0% and 35.0% for 2018 and 2017 respectively, which reduction resulted in an additional tax impact of 7.6% for taxes on foreign income in 2018, including non-deductible Crem acquisition costs, versus a 3.5% benefit in 2017. An increase in the effective tax rate in 2018 also resulted from a reduced benefit of 11.0% for valuation allowance adjustments, which was partially offset by the 2.6% discrete tax benefit in 2018.

During 2017, the Company's effective tax rate was (9.5)%, compared to the 2016 effective tax rate of 30.0%. The net decrease in the effective tax rate is primarily due to the benefit from the revaluation of the U.S. deferred tax assets and liabilities in conjunction with the Tax Act. In addition, a valuation allowance was released that was recorded against the deferred tax assets for certain entities in the United Kingdom ("U.K"). A $3.5 million net state tax benefit was recorded in 2017 primarily due to revised estimates of the Company's state tax liabilities. These benefits are partially offset by the Transition Tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain foreign subsidiaries.

Domestic loss before income taxes in 2018 represents 9.0% of total earnings and an unfavorable 7.6% effective tax rate impact for higher taxes on foreign income, including non-deductible Crem acquisition costs, whereas 2017 domestic earnings represent 26.8% of total earnings and a favorable 3.5% effective tax rate impact for net lower taxes on foreign income. The 2017 effective tax rate was favorably impacted by income earned in jurisdictions, primarily in Canada and China, where the statutory rates are approximately 25.0%. The 2016 domestic earnings represent 30.8% of total earnings and a favorable 4.8% effective tax rate impact for net lower taxes on foreign income.

As a result of the Tax Act, U.S. federal and state income taxes have been recorded on undistributed foreign earnings accumulated through December 31, 2018. To the extent that the foreign earnings are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings, including withholding taxes incurred directly upon actual repatriation. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional local taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Deferred income taxes are provided for the effects of temporary differences between the assets and liabilities recognized for financial reporting and tax reporting. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

(in millions)	2018	2017
Non-current deferred tax assets (liabilities):
Inventories	$2.8	$3.5
Accounts receivable	1.0	0.9
Property, plant and equipment	(3.7)	(2.4)
Intangible assets	(139.3)	(118.0)
Deferred employee benefits	20.1	19.9
Product warranty reserves	7.6	7.5
Product liability reserves	2.6	2.2
Loss carryforwards	40.6	41.3
Other	19.3	12.9
Non-current deferred tax liabilities	(49.0)	(32.2)
Less valuation allowance	(40.7)	(41.0)
Net non-current deferred tax liabilities	$(89.7)	$(73.2)

Current and long-term tax assets and liabilities included in the consolidated balance sheets are comprised of the following as of December 31, 2018 and 2017:

(in millions)	2018	2017	Financial Statement Line Item
Income tax receivable	$15.6	$4.3	Prepaids and other current assets
Deferred tax asset	14.6	18.1	Other non-current assets
Income taxes payable	(10.2)	(13.9)	Accrued expenses and other liabilities
Income taxes payable	(0.9)	(12.5)	Other long-term liabilities
Deferred tax liabilities	(104.3)	(91.3)	Deferred income taxes

The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118, which provides guidance on accounting for the tax effects of the Tax Act enacted on December 22, 2017. SAB No. 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date. To the extent that the accounting for certain income tax effects of the Tax Act was incomplete but a reasonable estimate could be determined, a provisional estimate was recorded in the 2017 consolidated financial statements.

The Company’s accounting for the following elements of the Tax Act is complete. A summary of the significant implementation items are as follows:

•
Reduction of U.S. federal corporate tax rate: The Tax Act reduced the U.S. corporate statutory tax rate to 21.0%, effective January 1, 2018. For the U.S. related deferred tax assets and deferred tax liabilities, the Company recorded a net deferred tax benefit of $45.5 million for the year ended December 31, 2017. No adjustments of this deferred tax benefit were recorded during 2018.

•
Transition Tax: The Transition Tax is a tax on certain previously untaxed accumulated and current E&P of the Company’s foreign subsidiaries. Management was able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $13.5 million, with a corresponding adjustment to income tax expense for the year ended December 31, 2017. Based on revised E&P computations performed in 2018, there was a $10.0 million benefit recorded for 2018 relating to the Transition Tax obligation. The measurement period adjustment was an 11.2% benefit to the 2018 effective tax rate. The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $3.5 million.

The Company’s accounting for significant items of the Tax Act that became effective in 2018 include the following:

•
GILTI: The Tax Act created a new requirement that certain income earned by controlled foreign corporations ("CFCs") must be included currently in the gross income of the CFCs U.S. shareholder. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense, commencing in 2018 upon its effective date, when incurred (the "period cost method") or (2) factoring such amounts into the measurement of deferred taxes (the "deferred method"). The Company adopted the period cost method to record GILTI for the three months ended March 31, 2018 and accordingly, deferred taxes are not recorded for GILTI. As a result, no changes to valuation allowances as a result of GILTI have been recorded. The unfavorable effect of GILTI on the 2018 effective tax rate was approximately 1.5%.

•
FDII: The Tax Act provided a U.S. federal tax rate of 13.1% on FDII, compared to the statutory federal tax rate of 21.0%. The favorable effect of FDII on the 2018 effective tax rate was approximately 1.3%.

•
Capital requirements: As of December 31, 2018, approximately $72.4 million of the $73.2 million of cash and cash equivalents, including restricted cash, on the consolidated balance sheet was held by foreign entities. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S.

As of December 31, 2018, the Company has approximately $180.2 million of pre-tax foreign loss carryforwards, which are available to reduce future foreign tax liabilities. Foreign loss carryforwards are not subject to any time restrictions on their future use for substantially all of the balance and $134.2 million are offset by a valuation allowance. The Company also has approximately $63.3 million of pre-tax U.S. capital loss carryforwards which expire in 2019 and are offset by a valuation allowance and an unrecognized tax benefit.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view regarding future realization of deferred tax assets. For the year ended December 31, 2018, the Company determined that the deferred income tax assets of certain entities in the United Kingdom, Singapore, Thailand and India will not be realized and did not release the valuation allowance recorded against those assets. For the year ended December 31, 2017, the Company determined that sufficient positive evidence existed to conclude that it is more likely than not that additional deferred taxes of $8.6 million of the total $36.8 million recorded in the U.K. are realizable, and therefore, reduced the valuation allowance accordingly. The Company has additional valuation allowances recorded on certain of the other deferred income tax assets in the United Kingdom, and certain entities in Singapore, Thailand and India, as it remains more likely than not that they will not be utilized.

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

A reconciliation of the Company's unrecognized tax benefits is as follows for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Balance at beginning of year	$12.3	$12.5	$16.6
Additions based on tax positions related to the current year	—	—	0.8
Additions for tax positions of prior years	3.3	0.2	1.0
Reductions for tax positions of prior years	(4.1)	(0.4)	—
Reductions for equity adjustments	—	—	(4.3)
Reductions for lapse of statute	—	—	(1.6)
Balance at end of year	$11.5	$12.3	$12.5

The Company’s unrecognized tax benefits as of December 31, 2018, 2017 and 2016, if recognized, would impact the effective tax rate. The decrease in unrecognized tax benefits is primarily due to the lower U.S. federal statutory tax rate, partially offset by recognition of additional amounts from the Crem acquisition. The Company recognizes interest and penalties related to tax liabilities as a part of income tax expense. As of December 31, 2018 and 2017, the Company has accrued interest and penalties of $1.5 million and $0.2 million, respectively.

During the next twelve months, it is reasonably possible that federal, state and foreign tax resolutions could change unrecognized tax benefits and income tax expense in the range of $0.2 million to $1.7 million.

MTW has filed tax returns on behalf of the Company in the U.S. and various state and foreign jurisdictions prior to the Spin-Off. The Company's separate federal and state tax returns for the 2014 through 2018 tax years generally remain subject to examination by U.S. and various state authorities. Tax years 2014 through 2018 remain subject to examination in Canada and Germany. Tax years 2009 through 2018 remain subject to audit in China.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

10. Debt

Outstanding debt at December 31, 2018 and 2017 is summarized as follows:

(in millions, except percentage data)	2018	Weighted Average Interest Rate	2017	Weighted Average Interest Rate
Revolving loan facility	$15.0	4.06%	$—	—%
Revolving credit facility	78.0	4.70%	25.0	4.41%
Term Loan B facility	855.0	5.22%	815.0	4.90%
9.50% Senior Notes due 2024	425.0	9.72%	425.0	9.72%
Capital leases	2.8	4.50%	2.7	4.17%
Total debt and capital leases, including current portion	1,375.8		1,267.7
Less:
Revolving loan facility	(15.0)		—
Current portion of capital leases	(1.1)		(0.7)
Unamortized debt issuance costs (1)	(24.2)		(26.4)
Hedge accounting fair value adjustment (2)	(13.7)		(8.4)
Total long-term debt and capital leases	$1,321.8		$1,232.2

(1) Total outstanding debt issuance costs, net of amortization as of December 31, 2018 and 2017 was $27.3 million and $28.6 million, respectively, of which $3.1 million and $2.2 million, respectively, was related to the revolving credit facility and recorded in "Other non-current assets" in the consolidated balance sheets.
(2) Represents the change in fair value due to changes in benchmark interest rates related to the Company's Senior Notes due 2024. Refer to Note 11, "Derivative Financial Instruments," for additional information on the Company's interest rate swap designated as a fair value hedge.

Maturities of debt, excluding capital leases, are as follows as of December 31, 2018:

(in millions)
Year ending December 31:
2019	$15.0
2020	—
2021	3.3
2022	3.3
2023	81.3
Thereafter	1,270.1
$1,373.0

Senior Secured Credit Facilities

On March 3, 2016, the Company entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") for a $1,200.0 million senior secured credit facility consisting of (i) a senior secured revolving credit facility in an aggregate principal amount of $225.0 million (the "Revolving Facility") and (ii) a senior secured Term Loan B facility in an aggregate principal amount of $975.0 million (the "Term Loan B Facility" and, together with the Revolving Facility, the "Senior Secured Credit Facilities") with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, HSBC Securities (USA) Inc., and Citigroup Global Markets Inc., on behalf of certain of its affiliates, as joint lead arrangers and joint bookrunners, and certain lenders, as lenders. The Revolving Facility included (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $40.0 million sublimit for swingline loans on customary terms. The Company entered into security and other agreements relating to the 2016 Credit Agreement. The 2016 Credit Agreement contained financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters.

At inception, borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 4.75% for Term Loan B subject to a 1.00% LIBOR floor and 1.50% - 2.75% for the Revolving Facility, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

During the second, third and fourth quarters of 2016, the Company made voluntary prepayments of the outstanding principal on the Term Loan B Facility of $25.0 million, $45.0 million and $80.0 million, respectively, and incurred losses on early extinguishment of debt for the write-off of the related unamortized debt issuance costs of $0.5 million, $0.8 million and $1.4 million, respectively, totaling $2.7 million which is included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2016.

On March 6, 2017, the 2016 Credit Agreement was amended, providing for a decrease to the maximum applicable margin for LIBOR and Alternate Base Rate ("ABR") loans by 1.75% on the Term Loan B Facility (the "Second Amendment"). The repricing was completed at par, and established for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Goldman Sachs Bank, USA were joint bookrunners on the repricing. In connection with the Second Amendment, the Company incurred costs of $1.4 million, which were recorded in "Long-term debt and capital leases" in the consolidated balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on extinguishment of debt of $0.6 million related to unamortized debt issuance costs as a result of the Second Amendment, which is included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2017.

Subsequent to the Second Amendment, the borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 3.00% for Term Loan B subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for the Revolving Facility, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

On September 7, 2017, the 2016 Credit Agreement was again amended, providing a 25 basis-point decrease to the maximum applicable margin for LIBOR and ABR loans on the Term Loan B Facility (the "Third Amendment"). The repricing was completed at par, and established for six months a 1.0% premium in the case of another repricing event. JPMorgan Chase Bank, N.A., was the administrative agent on this repricing. In connection with the Third Amendment, the Company incurred costs of $0.6 million, which were recorded in "Long-term debt and capital leases" in the consolidated balance sheets and are being amortized over the remaining term of the Term Loan B Facility. Additionally, the Company recorded a loss on early extinguishment of debt of $1.1 million related to unamortized debt issuance costs as a result of the Third Amendment, which is included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2017.

Subsequent to the Third Amendment, the borrowings under the Senior Secured Credit Facilities bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus an applicable margin of 2.75% for Term Loan B subject to a 1.00% LIBOR floor and LIBOR plus 1.50% - 2.75% for the Revolving Facility, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which will be 1.00% lower than for LIBOR loans.

During the second quarter of 2017, the Company made a voluntary prepayment of the outstanding principal on the Term Loan B Facility of $10.0 million and incurred a loss on extinguishment of debt for the write-off of the related unamortized debt issuance costs of $0.2 million, which is included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2017.

On February 2, 2018, the Company entered into Amendment No. 4 (the "Fourth Amendment") to the 2016 Credit Agreement, which increased the Consolidated Total Leverage Ratio for each of the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018 to 5.25:1.00. The required ratio level would then reduce 0.25 each subsequent quarter until the ratio reaches 4.00:1.00 in the quarter ending September 30, 2019.

On April 13, 2018, the Company entered into the Incremental Revolving Facility Amendment (the "Fifth Amendment") to the 2016 Credit Agreement whereby the aggregate revolving commitments of the Revolving Facility increased by $50.0 million to $275.0 million.

On October 23, 2018 (the "Amendment Effective Date"), the Company entered into Amendment No. 6 (the "Sixth Amendment") to the 2016 Credit Agreement, among the Company, the subsidiary borrowers party thereto, the lenders and other financial parties from time to time the party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.

The Sixth Amendment (i) replaced and refinanced all amounts outstanding and committed under the 2016 Credit Agreement such that, as of the Amendment Effective Date, the aggregate amount of Term Loan B outstanding was $900.0 million and the aggregate amount of Revolving Facility was $400.0 million, of which $90.0 million was drawn, (ii) extended the maturity of the Term Loan B to October 2025 and the Revolving Facility to October 2023 and (iii) made certain other changes to the 2016 Credit Agreement as set forth therein.

Following the Sixth Amendment, borrowings under the 2016 Credit Agreement bear interest at a rate per annum equal to, at our option, either (i) LIBOR plus an applicable margin of, 2.50% for the Term Loan B Facility and a range from 1.50% to 2.50% for the Revolving Facility (depending on our consolidated total leverage ratio) or (ii) an alternate base rate, plus applicable margins of 1.00% less than in the case of LIBOR-based borrowings.

The Sixth Amendment revised the financial covenants under the 2016 Credit Agreement to (a) maximum consolidated total leverage ratio of 5.75:1.00, with decreases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019, and decreases of 0.50 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2021 until the ratio reaches 4.25:1.00 in the fiscal quarter ending December 31, 2022, and (b) a minimum consolidated interest coverage ratio of 2.50:1.00, with increases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019 until the ratio reaches 3.00:1.00 in the fiscal quarter ending December 31, 2020; provided, however, that during a covenant holiday acquisition transition period, the consolidated total leverage ratio may exceed the applicable maximum by up to and including 0.50 (but in no event shall exceed 5.50:1.00).

The Sixth Amendment also provided for a (i) sublimit for the issuance of letters of credit under the Revolving Facility to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities under the 2016 Credit Agreement in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, so long as, after giving effect to the incurrence of such additional amount, the resulting proforma secured leverage ratio does not exceed 3.75:1.00.

In connection with the Sixth Amendment, the Company incurred costs of approximately $12.8 million. Of this amount, $4.6 million were capitalized and recorded in "Long-term debt and capital leases" and $1.9 million in "Other non-current assets" in the consolidated balance sheets and are being amortized over the new term of the 2016 Credit Agreement. The remaining $6.3 million of costs incurred in association with the Sixth Amendment were expensed as these costs related to third-party costs in association with modification of the 2016 Credit Agreement and have been included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2018. Additionally, the Company recorded a loss on extinguishment of debt of $1.7 million related to unamortized debt issuance costs which were extinguished in association with the Sixth Amendment, which is included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2018.

During the fourth quarter of 2018, the Company made voluntary prepayments of the outstanding principal on the Term Loan B Facility of $45.0 million and incurred losses for the write-off of the related unamortized debt issuance costs of $1.0 million which is included in "Loss on modification or extinguishment of debt" in the consolidated statement of operations for the year ended December 31, 2018.

At December 31, 2018, the Revolving Facility balance was $78.0 million with a weighted average interest rate of 4.70% per annum. We had $3.2 million in outstanding stand-by letters of credit and $318.8 million available for additional borrowings under the Revolving Facility. As of December 31, 2018, the spreads for LIBOR and alternate base rate borrowings were 2.50% and 1.50%, respectively, given the Company's effective Consolidated Total Leverage Ratio. As of December 31, 2018, the Company was in compliance with all affirmative and negative covenants of the 2016 Credit Agreement.

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

The Senior Notes are redeemable, at the Company's option, in whole or in part from time to time, at any time prior to February 15, 2019, at a price equal to 100.0% of the principal amount thereof plus a "make-whole" premium and accrued but unpaid interest to the date of redemption. The Company did not exercise this option prior to February 15, 2019 and as a result, it has expired. In addition, the Company may redeem the Senior note at its option, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the 12-month period commencing on February 15 of the years set forth below:

Year	Percentage
2019	107.125%
2020	104.750%
2021	102.375%
2022 and thereafter	100.000%

Prior to February 15, 2019, the Company also had the option to use the net cash proceeds of one or more underwritten public equity offerings of qualified capital stock to redeem up to 35% of the principal amount of the Senior Notes at a redemption price of 109.500% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption, upon the terms and subject to the conditions set forth in the indenture governing the Senior Notes. The Company did not exercise this option prior to February 15, 2019 and as a result, it has expired.

The Company must generally offer to repurchase all the outstanding Senior Notes upon the occurrence of certain specific change of control events at a purchase price equal to 101.000% of the principal amount of Senior Notes purchased plus accrued and unpaid interest to the date of purchase. The indenture provides for customary events of default. Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Senior Notes may declare all the Senior Notes to be due and payable immediately.

The indenture governing the Senior Notes contains limitations on the Company's ability to effect mergers and change of control events as well as other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of the Company's subsidiaries to pay dividends or other payments; transactions with affiliates; and sales of assets.

As of December 31, 2018, $425.0 million aggregate principal amount of Senior Notes was outstanding, with a weighted average interest rate of 9.72% per annum.

As of December 31, 2018, the Company was in compliance with all affirmative and negative covenants pertaining to the Senior Notes.

Revolving Loan Facility

In April 2018, through a wholly-owned subsidiary, the Company entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bears interest at LIBOR plus an applicable margin of 1.90% and matures on April 18, 2019. During 2018, the Company repaid $15.0 million of the revolving loan facility and currently intends to repay the remainder of the facility on or prior to its maturity. This facility is secured by cash held by Manitowoc China Foodservice Co. Ltd, a wholly owned subsidiary and contains no financial covenants.

11. Derivative Financial Instruments

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

The primary risks the Company manages using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. A cross-currency interest rate swap protects the value of the Company’s investments in its foreign subsidiaries. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to help manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. Commodity swaps and foreign currency exchange contracts are designated as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps as cash flow hedges of floating-rate borrowings, and the remainder as a fair value hedge of fixed-rate borrowings, and a cross-currency interest rate swap as a hedge of net investments in its foreign subsidiaries.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI in the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. In the next twelve months, the Company estimates $1.2 million of unrealized losses, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

During the first quarter of 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal and have termination dates of March 2019 for $175.0 million notional amount and March 2020 for the remaining $425.0 million notional amount. Approximately 44.2% of the Company’s total outstanding long-term debt had its interest payments designated as cash flow hedges under these interest rate swap agreements as of December 31, 2018. The Company did not enter into any interest rate swap agreements designated as a cash flow hedge during the year ended December 31, 2016.

As of December 31, 2018, 2017 and 2016, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

	Units Hedged
Commodity:	2018	2017	2016	Unit
Aluminum	1,446	1,620	1,663	MT
Copper	546	667	746	MT
Natural gas	—	—	56,416	MMBtu
Steel	7,080	7,713	8,663	Short tons

	Units Hedged
Currency:	2018	2017	2016
Canadian Dollar	10,990,000	18,080,000	26,130,000
European Euro	9,878,000	8,545,000	11,261,848
British Pound	12,041,770	7,807,744	4,191,763
Mexican Peso	175,960,000	126,400,000	148,200,000
Thailand Baht	—	—	23,231,639
Singapore Dollar	1,480,000	1,765,000	4,375,000

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)			Location of gain (loss) reclassified from AOCI into income (effective portion)	Pretax gain (loss) reclassified from AOCI into income (effective portion)			Location of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	2018	2017	2016		2018	2017	2016		2018	2017	2016
Foreign currency exchange contracts	$(2.2)	$3.8	$(0.1)	Cost of sales	$(0.7)	$3.3	$—	Cost of sales	$—	$—	$—
Commodity contracts	(1.0)	2.4	2.2	Cost of sales	2.3	1.1	(1.5)	Cost of sales	0.1	0.2	—
Interest rate swap contracts	1.5	2.8	—	Interest expense	—	—	—	Interest expense	—	—	—
Total	$(1.7)	$9.0	$2.1		$1.6	$4.4	$(1.5)		$0.1	$0.2	$—

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

On October 3, 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and terminates in February 2024. Approximately 31.3% of the Company’s total outstanding long-term debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of December 31, 2018.

The gain or loss on the hedged item (i.e., fixed-rate borrowing of the Senior Notes) attributable to the hedged benchmark interest rate risk (risk of changes in the applicable LIBOR swap rate) and the offsetting gain or loss on the related interest rate swap is as follows:

Derivatives in fair value hedging relationships (in millions)	Loss on Swap			Income Statement Classification	Gain on Borrowings
	2018	2017	2016		2018	2017	2016
Interest rate swap contract	$(4.0)	$(9.0)	$—	Interest expense	$5.3	$8.7	$—
Total	$(4.0)	$(9.0)	$—		$5.3	$8.7	$—

The net gain of $1.3 million and net loss of $0.3 million for the years ended December 31, 2018 and 2017 respectively, represent hedge ineffectiveness. The net swap settlements that accrue each period are reported in "Interest expense" in the consolidated statements of operations. As of December 31, 2018 and 2017, the total notional amount of the Company’s receive-fixed/pay-variable interest rate swap was $425.0 million for each period. The Company did not have any interest rate swap agreements designated as a fair value hedge during the year ended December 31, 2016.

Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in earnings during the period of change.

During the first quarter of 2017, the Company entered into a three-year cross-currency interest rate swap contract for a notional value of €50.0 million to protect the value of its net investment in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in AOCI. The Company uses the forward-rate method of assessing hedge effectiveness when cross-currency swap contracts are designated as hedging instruments. The Company did not have any cross-currency interest rate swap agreements during the year ended December 31, 2016.

The location and effects of the cross-currency interest rate swap contract on the consolidated statements of comprehensive income and consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in net investments hedging relationships (in millions)	Pretax gain (loss) recognized in AOCI (effective portion)			Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)
	2018	2017	2016		2018	2017	2016
Interest rate swap contract	$2.7	$(7.5)	$—	N/A	$—	$—	$—
Total	$2.7	$(7.5)	$—		$—	$—	$—
N/A = Not applicable

As of December 31, 2018, there was no ineffectiveness on hedges designated as net investment hedges.

Derivatives Not Designated as Hedging Instruments

The Company enters into foreign currency exchange contracts that are not designated as hedge relationships to offset, in part, the impact of certain intercompany transactions and to further mitigate certain other short-term currency impacts. These derivative instruments are not designated as hedging relationships; therefore, the fair value of gains or losses on these contracts are recorded in earnings.

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency fluctuations on the contracted price of the Crem Acquisition, which was denominated in SEK (see Note 3, "Acquisitions and Divestitures," for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million recognized in "Other expense — net" in the consolidated statement of operations. The cash flows related to the settlement of the SEK Contract are not related to the Company’s ongoing revenue-producing or cost-generating activities and, therefore, have been included within the investing activities in the consolidated statement of cash flows.

For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense — net" in the consolidated statements of operations. As of December 31, 2018, 2017 and 2016, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Commodity:	2018	2017	2016	Unit
Aluminum	—	—	28	MT
Steel	—	—	340	Short tons

	Units Hedged
Currency:	2018	2017	2016
European Euro	69,700,000	69,300,000	16,000,000
Swiss Franc	5,300,000	4,800,000	3,150,000
British Pound	23,704,468	14,912,019	8,192,692
Singapore Dollar	28,447,000	28,127,000	—

The location and effects on the consolidated statements of operations for the years ended December 31, 2018, 2017, 2016 and for gains or losses related to derivative instruments not designated as hedging instruments were as follows:

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain (loss) recognized in income on derivative			Location of gain (loss) recognized in income on derivative
	Year Ended
	2018	2017	2016
Foreign currency exchange contracts	$(9.7)	$(6.5)	$(0.2)	Other expense — net
Commodity contracts — short-term	—	—	0.8	Other expense — net
Total	$(9.7)	$(6.5)	$0.6

The fair value of outstanding derivative contracts recorded as assets in the consolidated balance sheets as of December 31, 2018 and 2017 was as follows:

		Asset Derivatives
(in millions)	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.5	$1.1
Commodity contracts	Prepaids and other current assets	0.2	1.7
Interest rate swap contracts	Prepaids and other current assets	4.8	1.7
Commodity contracts	Other non-current assets	—	0.6
Interest rate swap contracts	Other non-current assets	3.4	2.3
Total derivatives designated as hedging instruments		$8.9	$7.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	0.1	—
Total derivatives NOT designated as hedging instruments		$0.1	$—

Total asset derivatives		$9.0	$7.4

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated balance sheets as of December 31, 2018 and 2017 was as follows:

		Liability Derivatives
(in millions)	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$1.5	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.9	0.1
Interest rate swap contracts	Accrued expenses and other liabilities	15.7	—
Commodity contracts	Other long-term liabilities	0.4	—
Interest rate swap contracts	Other long-term liabilities	5.9	17.7
Total derivatives designated as hedging instruments		$24.4	$18.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.3	$0.5
Total derivatives NOT designated as hedging instruments		$0.3	$0.5

Total liability derivatives		$24.7	$18.9

12. Fair Value of Financial Instruments

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

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of the Company's cash and cash equivalents, accounts receivable, accounts payable and beneficial interest in sold receivables (see Note 4, "Accounts Receivable Securitization,") approximate fair value, without being discounted as of December 31, 2018 and 2017 due to the short-term nature of these instruments. The Company carries its derivatives at fair value and values them using various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and currency rates, which are classified as Level 2 inputs.

The fair value of the Company's 9.50% Senior Notes due 2024 was approximately $457.0 million and $483.8 million as of December 31, 2018 and 2017, respectively. The fair value of the Company's Term Loan B Facility under its Senior Secured Credit Facilities was approximately $815.5 million and $818.1 million as of December 31, 2018 and 2017, respectively. See Note 10, "Debt," for a description of the debt instruments and their related carrying values.

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$32.0	$—	$32.0
Foreign currency exchange contracts	—	0.6	—	0.6
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	4.8	—	4.8
Total current assets at fair value	—	37.6	—	37.6
Non-current assets:
Interest rate swap contracts	—	3.4	—	3.4
Total non-current assets at fair value	—	3.4	—	3.4
Total assets at fair value	$—	$41.0	$—	$41.0

Current liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8
Commodity contracts	—	0.9	—	0.9
Interest rate swap contracts	—	15.7	—	15.7
Total current liabilities at fair value	—	18.4	—	18.4
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts	—	5.9	—	5.9
Total non-current liabilities at fair value	—	6.3	—	6.3
Total liabilities at fair value	$—	$24.7	$—	$24.7

	Fair Value as of December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$19.9	$—	$19.9
Foreign currency exchange contracts	—	1.1	—	1.1
Commodity contracts	—	1.7	—	1.7
Interest rate swap contracts	—	1.7	—	1.7
Total current assets at fair value	—	24.4	—	24.4
Non-current assets:
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	2.3	—	2.3
Total non-current assets at fair value	—	2.9	—	2.9
Total assets at fair value	$—	$27.3	$—	$27.3

Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	1.2	—	1.2
Non-current liabilities:
Interest rate swap contracts	—	17.7	—	17.7
Total non-current liabilities at fair value	—	17.7	—	17.7
Total liabilities at fair value	$—	$18.9	$—	$18.9

13. Contingencies and Significant Estimates

Environmental, Product Liability and Product Warranty Matters

As of December 31, 2018 and 2017, the Company held reserves for environmental matters related to certain locations of approximately $0.7 million and $0.8 million, respectively which are included in "Accrued expenses and other liabilities" in the consolidated balance sheets. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and, therefore, such costs are currently not reasonably estimable. Based upon available information, the Company does not currently expect the costs of environmental compliance, including potential remediation at any of these locations, to have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

As of December 31, 2018, various product-related lawsuits were pending. For products sold outside of the United States and Canada, the Company is insured by a third-party insurance company. For products sold in the United States and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

In the United States, the Company's current self-insured retention level is $0.3 million per occurrence and $1.0 million in the aggregate for product liability claims. In Canada, the Company's self-insured retention level is $0.1 million per occurrence and $2.0 million in the aggregate for product liability claims. In addition, the Company's self-retention level for commercial general liability is $2.0 million in the aggregate. The Company's self-insurance retention levels vary by business, and have fluctuated over the last ten years.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated balance sheets and were $1.3 million and $1.4 million at December 31, 2018 and 2017, respectively; $0.6 million and $0.4 million, respectively, was reserved specifically for actual cases, and $0.7 million and $1.0 million, respectively, for claims anticipated to have occurred but are not yet reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2018 and 2017, the Company had reserved $39.7 million and $36.0 million, respectively, for warranty claims expected to be paid out. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 14, "Product Warranties," for further information.

It is reasonably possible that the estimates for environmental remediation, product liability and product warranty costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its current and former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of the Company’s internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On January 24, 2019, a second purported securities class action lawsuit, captioned Borel-Donohue v. Welbilt, Inc., et. al., was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Schlimm lawsuit. On February 12, 2019, the plaintiff voluntarily dismissed the Borel-Donohue lawsuit. The Company believes the Schlimm lawsuit is without merit and intends to defend against it vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of this matter and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome.

The Company has voluntarily disclosed to U.S. Customs & Border Protection certain errors in the declared quantity and classification of specific imported products and other potential violations of U.S. customs regulations. Based on currently known information, it is probable that we may be assessed retroactive customs duties and related fees on previous imports but we are unable to reasonably estimate the range of loss that may result and unable to determine if any potential liability would be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is also subject to other litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, we may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting our business. The Company records accruals for legal and other matters which are both probable and reasonably estimable and for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as appropriate. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

14. Product Warranties

In the normal course of business, the Company provides its customers product warranties covering workmanship, and in some cases materials, on products manufactured by the Company. Such product warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect its warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Below is a table summarizing the product warranty activity for the years ended December 31, 2018 and 2017:

(in millions)	2018	2017
Balance at the beginning of the period	$36.0	$36.3
Accruals for warranties issued	39.5	33.3
Settlements made (in cash or in kind)	(35.1)	(34.4)
Currency translation impact	(0.7)	0.8
Balance at the end of the period (1)	$39.7	$36.0
(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $11.8 million and $11.9 million at December 31, 2018 and 2017, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on warranties included in "Accrued expenses and other liabilities" in the consolidated balance sheets at December 31, 2018 and 2017 was $2.2 million and $3.1 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the consolidated balance sheets at December 31, 2018 and 2017 was $3.8 million and $3.6 million, respectively.

15. Employee Benefit Plans

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

The Company accounted for the Shared Plans for the purpose of the consolidated financial statements as a multiemployer plan. Accordingly, the Company did not record an asset or liability to recognize the funded status of the Shared Plans. However, the costs associated with these Shared Plans of $0.9 million for the year ended December 31, 2016, is reflected in the consolidated statements of operations. This expense reflects an approximation of the Company's portion of the costs of the Shared Plans, including costs attributable to MTW corporate employees, which have been allocated to the Company based on a methodology deemed reasonable by management. Because the Company no longer participated in the MTW DB Plans as of March 4, 2016, no such costs were recorded in the years ended December 31, 2018 and 2017.

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

In connection with the Crem Acquisition, the Company assumed two defined benefit pension plans with a combined projected benefit obligation of $0.6 million and plan assets of $0.2 million at the acquisition date. The balances and activity of these plans are included within the Direct Plans below.

Direct Plans

The Direct Plans are accounted for as defined benefit plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in the consolidated balance sheets and the income and expenses are recorded in the consolidated statements of operations. Actuarial gains and losses that have not yet been recognized through income are recorded in "Accumulated other comprehensive loss" until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the Direct Plans are dependent on various assumptions. The major assumptions primarily relate to discount rates and long-term expected rates of return on plan assets. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which such plans exist.

The components of periodic benefit costs for the Direct Plans for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Pension Plans			Postretirement Health and Other
(in millions, except percentage data)	2018	2017	2016	2018	2017	2016
Service cost - benefits earned during the year	$0.1	$—	$0.2	$—	$—	$—
Interest cost of projected benefit obligation	5.2	5.4	8.3	0.3	0.3	0.4
Expected return on assets	(5.8)	(6.2)	(6.2)	—	—	—
Amortization of actuarial net loss	2.2	2.0	2.5	0.2	—	—
Settlement loss recognized	2.4	—	—	—	—	—
Net periodic benefit cost	$4.1	$1.2	$4.8	$0.5	$0.3	$0.4
Weighted average assumptions:
Discount rate	2.8%	3.1%	3.9%	3.2%	3.5%	3.9%
Expected return on plan assets	3.2%	3.6%	3.7%	N/A	N/A	N/A
Rate of compensation increase	2.0%	—%	4.0%	1.5%	1.5%	1.5%

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

In October 2018, the Company completed the purchase of a group annuity contract using assets from the U.S. pension plan. Under the group annuity contract, accrued pension obligations of $7.9 million for certain participants that were receiving payments from the U.S. pension plan were transferred to an insurer. This agreement was an irrevocable action that unconditionally transferred the legal obligation to provide these payments to the insurer, as well as the risks attributable to that obligation. As a result, the Company recorded a non-cash settlement loss of $2.4 million, related to the accelerated recognition of unamortized losses in the fourth quarter of 2018, which was recorded in "Other expense — net" in the consolidated statement of operations.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Direct Plans as of December 31, 2018 and 2017:

	Pension Plans		Postretirement Health and Other
(in millions, except percentage data)	2018	2017	2018	2017
Change in Benefit Obligations
Benefit obligation, beginning of year	$216.8	$203.9	$10.1	$9.0
Service cost	0.1	—	—	—
Interest cost	5.2	5.4	0.3	0.3
Participant contributions	—	—	0.7	0.6
Plan settlements	(7.9)	—	—	—
Plan amendments	(0.6)	—	(1.5)	—
Acquisition	0.6	—	—	—
Actuarial (gain)/loss	(9.0)	7.7	0.5	1.7
Currency translation adjustment	(7.4)	13.8	(0.1)	0.1
Benefits paid	(11.3)	(14.0)	(2.7)	(1.6)
Benefit obligation, end of year	$186.5	$216.8	$7.3	$10.1
Change in Plan Assets
Fair value of plan assets, beginning of year	$176.7	$163.8	$—	$—
Actual return on plan assets	(6.8)	9.2	—	—
Employer contributions	8.4	5.4	2.0	1.0
Participant contributions	—	—	0.7	0.6
Plan settlements	(7.9)	—	—	—
Currency translation adjustment	(6.7)	12.3	—	—
Acquisition	0.2	—	—	—
Benefits paid	(11.3)	(14.0)	(2.7)	(1.6)
Fair value of plan assets, end of year	$152.6	$176.7	$—	$—
Unfunded status (1)	$(33.9)	$(40.1)	$(7.3)	$(10.1)
Weighted-Average Assumptions
Discount rate	3.3%	2.8%	3.8%	3.2%
Rate of compensation increase	2.0%	—%	3.0%	1.5%
(1) As of December 31, 2018 and 2017, the short-term portion of the pension obligation totaled $0.9 million and $0.7 million, respectively and postretirement health and other benefit obligation totaled $1.1 million, and $1.2 million, respectively. These short-term obligations are included in "Accrued expenses and other liabilities."

The primary driver of the actuarial gain in 2018 within the change in the benefit obligation for pension plans is the increase in the discount rate assumption partially offset by the increase in inflation rate assumption and updated census data.

Amounts recognized in AOCI as of December 31, 2018 and 2017, consist of the following:

	Pension Plans		Postretirement Health and Other
(in millions)	2018	2017	2018	2017
Net actuarial loss	$(41.8)	$(44.3)	$(2.5)	$(2.2)
Prior service credit	0.6	—	1.5	—
Total amount recognized	$(41.2)	$(44.3)	$(1.0)	$(2.2)

For measurement purposes, a 6.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018.  The rate was assumed to decrease gradually to 4.5% for 2037 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table summarizes the sensitivity of the Company's December 31, 2018 retirement obligations and 2018 retirement benefit costs of its plans to changes in the key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in 2019 pension cost	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2018	Estimated increase (decrease) in 2019 other postretirement benefit costs	Estimated increase (decrease) in other postretirement benefit obligation for the year ended December 31, 2018
0.5% increase in discount rate	$(0.5)	$(13.3)	$—	$(0.2)
0.5% decrease in discount rate	0.6	14.5	—	0.2
0.5% increase in long-term return on assets	(0.7)	N/A	N/A	N/A
0.5% decrease in long-term return on assets	0.7	N/A	N/A	N/A

The weighted-average asset allocations of the pension plans at December 31, 2018 and 2017, by asset category are as follows:

	2018	2017
Equity	14.2%	17.6%
Debt securities	32.1%	34.6%
Other	53.7%	47.8%
	100.0%	100.0%

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

The actual allocations for the pension assets at December 31, 2018, and target allocations by asset class, are as follows:

	Target Allocations	Weighted Average Asset Allocations
Equity securities	18.5%	14.2%
Debt securities	38.9%	32.1%
Other	42.6%	53.7%

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

Fair Value Measurements

The following table presents the Company's plan assets using the fair value hierarchy as of December 31, 2018 and 2017.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2018
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$6.1	$—	$—	$6.1
Insurance group annuity contracts	—	—	65.6	65.6
Common/collective trust funds — Government, corporate and other non-government debt	—	49.0	—	49.0
Common/collective trust funds — Corporate equity	—	21.7	—	21.7
Common/collective trust funds — Customized strategy	—	10.2	—	10.2
Total	$6.1	$80.9	$65.6	$152.6

	December 31, 2017
Assets (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2.4	$—	$—	$2.4
Insurance group annuity contracts	—	—	74.6	74.6
Common/collective trust funds — Government, corporate and other non-government debt	—	63.2	—	63.2
Common/collective trust funds — Corporate equity	—	30.4	—	30.4
Common/collective trust funds — Customized strategy	—	6.1	—	6.1
Total	$2.4	$99.7	$74.6	$176.7

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
(in millions)	2018	2017
Beginning Balance	$74.6	$72.2
Acquisition	0.2	—
Contributions	0.1	—
Actual return on assets	(1.2)	—
Benefit payments	(4.6)	(4.6)
Foreign currency impact	(3.5)	7.0
Ending Balance	$65.6	$74.6

The expected 2019 contributions for pension plans are as follows: the minimum contribution for 2019 is $8.3 million with no planned discretionary or non-cash contributions. Expected company paid claims for the postretirement health and life insurance plans are $1.1 million for 2019.

Projected benefit payments from the plans as of December 31, 2018 are estimated as follows:

(in millions)	Pension Plans	Postretirement Health and Other
2019	$16.0	$1.1
2020	11.1	1.0
2021	11.4	1.0
2022	11.7	1.1
2023	12.2	0.9
2024-2028	65.9	2.4

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2018 and 2017 is as follows:

	Pension Plans
(in millions)	2018	2017
Projected benefit obligation	$186.5	$216.8
Accumulated benefit obligation	186.5	216.8
Fair value of plan assets	152.6	176.7

The measurement date for all plans is December 31, 2018.

The Company, through its Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the Company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan. This withdrawal obligation is part of the restructuring accrual in the consolidated balance sheets as described in Note 16, "Restructuring." The withdrawal obligation totaled $17.5 million, of which $11.3 million and $12.2 million were outstanding as of December 31, 2018 and 2017, respectively, and is payable in quarterly installments of $0.5 million through April 2026, which includes both principal and accrued interest. As the Company was deemed to have effectively withdrawn its participation in this plan in 2013, no further contributions were made to the plan.

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

For both the Welbilt 401(k) Retirement Plan and the Welbilt Retirement Savings Plan, the Company's portion of total costs incurred under these plans was $4.0 million, $2.8 million, and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Welbilt Deferred Compensation Plan The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. As of December 31, 2018, the fair value of the investments held in trust was $4.2 million, Company stock held in trust was $0.3 million, at cost, and the related liability was $4.5 million. As of December 31, 2017, the fair value of the investments held in trust was $5.1 million, Company stock held in trust was $0.2 million at cost, and the related liability was $5.3 million.

16. Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company. The Company's footprint and headcount reductions and organizational integration actions relate to discrete, unique restructuring events, primarily reflected in approved plans for reductions in force ("RIF").

The following is a rollforward of all restructuring activities related to the Company for the year ended December 31, 2018 and 2017:

(in millions)	2018	2017
Balance at January 1	$16.1	$14.4
Restructuring charges	6.0	10.8
Use of reserve	(8.7)	(6.2)
Non-cash adjustment (1)	(0.3)	(2.9)
Balance at December 31	$13.1	$16.1
(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the years ended December 31, 2018 and 2017 resulting from the accelerated vesting of certain stock awards in connection with restructuring actions.

As of December 31, 2018 and 2017, the short-term portion of the liability of $3.0 million and $5.0 million, respectively, was reflected in "Accrued expenses and other liabilities" in the consolidated balance sheets. The long-term portion of the liability of $10.1 million and $11.1 million as of December 31, 2018 and 2017, was reflected in "Other long-term liabilities" in the consolidated balance sheets and relates to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

During the fourth quarter of 2015 and through the first half of 2016, the Company relocated its manufacturing, warehousing and distribution operations conducted at its Cleveland, Ohio plant and subsequently closed this facility. In April 2017, the Company sold the related building for a net sales price of $2.2 million and recognized a loss on the sale of the building of $0.4 million, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated statements of operations for the year ended December 31, 2017. These actions relate entirely to the Company's Americas reportable segment.

In September 2016, the Company closed the Singapore plant and transferred the manufacturing to its plants in Prachinburi, Thailand and Foshan, China. In July 2017, the Company sold the related building for a net sales price of $6.2 million and recognized a $3.8 million gain from the sale of the building, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated statements of operations for the year ended December 31, 2017.

In the first quarter of 2017, the Company ceased the manufacturing at its Sellersburg, Indiana plant and products manufactured were transferred to its plants in Tijuana and Monterrey, Mexico. The Company subsequently closed the Sellersburg plant and in June 2017, the Company sold the related building for a net sales price of $4.8 million and recognized a gain on the sale of the building of $1.1 million, which is included in "(Gain) loss from impairment or disposal of assets — net" in the consolidated statements of operations for the year ended December 31, 2017.

The Company incurred total restructuring costs associated with the aforementioned plant closures of approximately $3.8 million. Of this amount, $0.8 million and $1.7 million were recorded during the years ended December 31, 2017 and 2016, respectively. These charges are presented in "Restructuring expense" in the consolidated statements of operations.

Effective January 2, 2017, Maurice Jones, the Company's former Senior Vice President, General Counsel and Secretary, retired from the Company and pursuant to the terms of his employment agreement, the Company was required to provide severance and other related benefits over the subsequent 18-month period. The Company incurred a total one-time cost of $2.2 million, including $1.1 million of additional stock-based compensation expense resulting from the accelerated vesting of certain stock options and restricted stock units, that was recorded during the year ended December 31, 2017 in "Restructuring expense" in the consolidated statement of operations. Mr. Jones also receives the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan ("SERP") that is being paid over five annual installments.

Effective May 5, 2017, John Stewart, the Company's former Senior Vice President and Chief Financial Officer, retired from the Company. Pursuant to the terms of his employment agreement, the Company was required to provide severance and other related benefits over the subsequent 12-month period. The Company incurred a total one-time cost of $2.5 million, including $1.5 million of additional stock-based compensation resulting from the accelerated vesting of certain stock options and restricted stock units, during the year ended December 31, 2017 in "Restructuring expense".

In August 2017, the Company completed the August 2017 RIF to optimize and enhance operational efficiency primarily in the Americas region. As a result, the Company incurred severance and related costs of $3.6 million, including $0.3 million of additional stock-based compensation expense resulting from the accelerated vesting of certain stock options, restricted stock units and performance share units which are included in "Restructuring expense" in the consolidated statement of operations for the year ended December 31, 2017.

In December 2017, the Company completed the December 2017 RIF to optimize and enhance operational efficiency in the EMEA region. The Company incurred severance and related costs related to the December 2017 RIF of $1.9 million, of which $1.7 million was recognized in 2017 and $0.2 million was recognized in 2018 in "Restructuring expense" in the consolidated statements of operations.

The Company completed a limited management restructuring within its EMEA region in March 2018. In connection with this action, the Company incurred severance and related costs of $0.6 million, of which $0.4 million was recognized during the first quarter, $0.1 million in the third quarter and $0.1 million in the fourth quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

During the second quarter of 2018, the Company completed a RIF in its EMEA and APAC regions as a part of its continued efforts to optimize and enhance operational efficiency. As a result, the Company incurred severance and related costs of $1.4 million, which were recognized during the second quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

Effective August 31, 2018, Hubertus M. Mühlhäuser, the Company's President and Chief Executive Officer, separated from the Company. In connection with the separation, the Company incurred separation charges of $0.8 million which were recorded in the third quarter of 2018 in "Restructuring expense" in the consolidated statement of operations. Additionally, approximately $3.7 million of expenses were reversed during the third quarter of 2018 from the forfeiture of unvested stock awards and accrued incentive compensation which were included in "Selling, general and administrative expenses" in the consolidated statement of operations.

During the third quarter of 2018, the Company completed a RIF in its Americas region and a limited management restructuring within its corporate division. These actions resulted in the Company incurring severance and related costs of $3.0 million including $0.3 million of additional share-based compensation resulting from the accelerated vesting of certain stock compensation awards. Of the total $3.0 million, $2.7 million was recognized during the three months ended September 30, 2018 in "Restructuring expense" and the remaining $0.3 million was recognized in the fourth quarter of 2018.

17. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of December 31, 2018 and 2017 are as follows:

(in millions)	2018	2017
Foreign currency translation, net of income tax benefit of $2.1 million and $2.8 million at December 31, 2018 and 2017, respectively	$(6.5)	$4.4
Derivative instrument fair market value, net of income tax expense of $1.3 million and $1.8 million at December 31, 2018 and 2017, respectively	0.8	3.6
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.3 million and $6.5 million at December 31, 2018 and 2017, respectively	(35.9)	(40.0)
	$(41.6)	$(32.0)

A summary of the changes in "Accumulated other comprehensive loss," net of tax, by component for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in millions)	Foreign Currency Translation (1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2015	$(7.9)	$(1.8)	$(34.8)	$(44.5)
Other comprehensive (loss) income before reclassifications	(1.9)	2.1	(1.5)	(1.3)
Amounts reclassified out	—	1.5	2.5	4.0
Tax effect	—	(1.0)	(0.6)	(1.6)
Net current period other comprehensive (loss) income	(1.9)	2.6	0.4	1.1
Balance at December 31, 2016	(9.8)	0.8	(34.4)	(43.4)
Other comprehensive income (loss) before reclassifications	11.4	9.0	(7.8)	12.6
Amounts reclassified out	—	(4.4)	2.0	(2.4)
Tax effect	2.8	(1.8)	0.2	1.2
Net current period other comprehensive income (loss)	14.2	2.8	(5.6)	11.4
Balance at December 31, 2017	4.4	3.6	(40.0)	(32.0)
Other comprehensive loss before reclassifications	(10.2)	(1.7)	(0.5)	(12.4)
Amounts reclassified out	—	(1.6)	4.8	3.2
Tax effect	(0.7)	0.5	(0.2)	(0.4)
Net current period other comprehensive (loss) income	(10.9)	(2.8)	4.1	(9.6)
Balance at December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
(1) Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

A reconciliation of the reclassifications out of AOCI, net of tax, for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in millions)	2018	2017	2016	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.7)	$3.3	$—	Cost of sales
Commodity contracts	2.3	1.1	(1.5)	Cost of sales
Total before tax	$1.6	$4.4	(1.5)
Tax effect	(0.3)	(1.6)	0.6	Income Taxes
Net of tax	$1.3	$2.8	$(0.9)

Amortization of pension and postretirement items:
Actuarial losses	$(2.4)	$(2.0)	$(2.5)	Note 15, "Employee Benefit Plans"
Pension settlement	(2.4)	—	—	Note 15, "Employee Benefit Plans"
Total before tax	$(4.8)	(2.0)	$(2.5)
Tax effect	0.8	0.7	1.0	Income Taxes
Net of tax	$(4.0)	$(1.3)	$(1.5)

Total reclassifications for the period	$(2.7)	$1.5	$(2.4)

18. Leases

The Company leases various property, plant and equipment under non-cancelable operating leases, subject to certain provisions for renewal options and escalation clauses. Terms of the leases vary, but generally require the Company to pay property taxes, insurance premiums and maintenance costs associated with the leased property. Rental expense attributable to operating leases was $19.3 million, $17.1 million and $12.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum rental obligations under non-cancelable operating leases as of December 31, 2018 are payable as follows:

(in millions)
Year ending December 31:
2019	$15.1
2020	10.8
2021	6.7
2022	3.6
2023	1.5
Thereafter	5.9
$43.6

19. Stock-Based Compensation

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

The Company adopted the 2016 Plan that permits the granting of stock options, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. In addition, the 2016 Plan allowed for the adjustment and replacement of certain awards of MTW common stock that were outstanding immediately prior to the Spin-Off through the issuance of replacement awards ("Replacement Awards"). As of December 31, 2018, the maximum number of shares of common stock available for issuance pursuant to the 2016 Plan was 9.9 million.

The Company recognizes stock-based compensation expense based on the fair value of the award on the grant date over the requisite service period and estimates forfeitures when calculating compensation expense, which is generally recognized in "Selling, general and administrative expenses" in the consolidated statements of operations. The Company recognized stock-based compensation expense as a result of the modification of certain MTW performance share units to pay out at target upon consummation of the Spin-Off, which is reflected in "Separation expense" in the consolidated statements of operations. Additionally, the Company recognized stock-based compensation for the accelerated vesting of certain equity awards in connection with various restructuring events. These events are described in Note 16, "Restructuring," and are reflected in "Restructuring expense" in the consolidated statements of operations. Stock-based compensation expense was recorded in the aforementioned financial statement line items for the three years ended December 31, 2018, 2017 and 2016 as follows:

	Years Ended December 31,
(in millions)	2018	2017	2016
Stock-based compensation expense:
Selling, general and administrative expenses	$6.6	$8.1	$4.7
Separation expense	0.1	0.1	1.6
Restructuring expense	0.3	2.9	—
Total stock-based compensation expense	$7.0	$11.1	$6.3

Stock-based compensation expense by award type was as follows for the periods indicated:

	Years Ended December 31,
(in millions)	2018	2017	2016
Stock-based compensation expense:
Stock options	$1.5	$3.0	$1.2
Restricted stock awards and units	3.0	3.6	3.0
Performance share units	2.5	4.5	2.1
Total stock-based compensation expense	$7.0	$11.1	$6.3

Stock Options

Prior to the Spin-Off, any stock option granted to directors of MTW was exercisable immediately upon grant and expired ten years subsequent to the grant date. For all outstanding grants made to officers and employees prior to 2011, stock options became exercisable in 25% increments annually over a four-year period beginning on the second anniversary of the grant date and expire ten years subsequent to the grant date. Beginning in 2011 for grants to officers and employees, such stock options became exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date.

A summary of the Company's stock option activity for all holders of Welbilt stock options is as follows:

(in millions, except weighted average exercise price and contractual life)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2018	2.7	$15.95	4.9	$22.9
Granted	0.4	20.26
Exercised	(0.5)	13.63
Forfeited	(0.2)	17.69
Canceled	(0.3)	30.00
Options outstanding as of December 31, 2018 (1)	2.1	$14.85	4.9	$1.5

Options vested or expected to vest as of December 31, 2018 (2)	2.0	$14.82	4.9	$1.5

Options exercisable as of December 31, 2018	1.6	$13.83	4.0	$1.5
(1) The outstanding stock options at December 31, 2018 have a range of exercise prices from $3.51 to $31.14 per share.
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

The assumptions used in the Black-Scholes option pricing model and the weighted average fair value of option awards granted were as follows for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.7%	2.3%	1.6%
Expected volatility	29.0%	39.0%	39.0%
Expected dividend yield	—%	—%	—%

The following represents stock option compensation information for the periods indicated:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per option granted)	2018	2017	2016
Weighted average grant date fair value per option granted	$6.84	$7.86	$5.97
Fair value of options vested	1.7	3.0	2.8
Intrinsic value of options exercised	3.3	7.5	8.5
Excess tax benefit for tax deductions related to the exercise of stock options	0.8	1.2	—
Cash received from option exercises, net of tax withholding	5.1	1.9	12.9
Tax benefits for stock-option compensation expense	0.4	0.7	0.5

As of December 31, 2018, the Company had $1.7 million of unrecognized compensation expense before tax related to stock options, which will be recognized over a weighted average period of 2.6 years.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units (collectively, "restricted stock") is based on the closing price of the Company’s common stock on the grant date. Beginning in 2017, restricted stock granted to employees generally vests over three years in an equal number of shares each year beginning on the first anniversary of the date of grant. For directors, restricted stock grants generally cliff vest after one year from the date of grant for grants in 2018 and two years from the date of grant for grants in 2017. In the case of both directors and employees, vesting assumes continued employment. Restricted stock granted in 2016 and 2015 for directors and employees generally cliff vest on either the second or third anniversary of the grant date, assuming continued employment. Additionally, restricted stock granted to the chairperson of the Board of Directors vests immediately.

A summary of activity for all of the Company's restricted stock for the year ended December 31, 2018 is as follows:

(in millions, except weighted average grant date fair value)	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	0.7	$17.14
Granted	0.1	18.15
Vested	(0.4)	17.21
Unvested as of December 31, 2018	0.4	$17.48

The following represents restricted stock compensation information for the periods indicated:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2018	2017	2016
Weighted average grant date fair value per award granted	$18.15	$21.39	$15.25
Fair value of awards vested	8.1	4.0	2.8
Tax benefits for restricted stock compensation expense	0.7	0.8	1.2

As of December 31, 2018, the Company had $2.5 million of unrecognized compensation expense before tax related to restricted stock, which will be recognized over a weighted average period of 1.9 years.

Performance Share Units

The Company granted performance share units ("PSUs") that cliff vest after three years. The number of units that vest is determined for each grant based on the achievement of certain Company performance criteria as set forth in the award agreement and may range from zero to 200% of the target shares granted. The PSUs are settled in shares of common stock, with holders receiving one share of common stock for each PSU that vests. The fair value of PSUs is based on the closing price of the Company’s common stock on the grant date. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved. As of December 31, 2018, the following PSU programs were in progress:

Award Date	PSUs Outstanding (in millions)	Expected Vesting Threshold
2017 Program	0.2	100.0%
2018 Program	0.2	100.0%
Total PSUs outstanding	0.4

A summary of activity for all of the Company's performance share units for the year ended December 31, 2018 is as follows:

(in millions, except weighted average grant date fair value)	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	0.5	$16.87
Granted	0.4	20.25
Vested (1)	(0.2)	15.01
Forfeited	(0.3)	17.86
Unvested as of December 31, 2018	0.4	$19.57
(1) The vested PSUs presented are based on the target amount of the award for the 2016 Program. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the three-year performance period ended December 31, 2018 were 142.3%.

The following represents PSU compensation information for the periods indicated:

	Years Ended December 31,
(in millions, except weighted average grant date fair value per award granted)	2018	2017	2016
Weighted average grant date fair value per award granted	$20.25	$18.70	$14.97
Fair value of awards vested	2.6	3.0	3.6
Tax benefits for PSU compensation expense	0.6	1.0	0.8

As of December 31, 2018, the Company had $4.2 million of unrecognized compensation expense before tax related to PSUs, which will be recognized over a weighted average period of 1.7 years.

20. Other Expense — Net

The components of "Other expense — net" in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

(in millions)	2018	2017	2016
Foreign currency transaction losses (1)	$20.1	$6.5	$4.0
Amortization of debt issuance costs	5.5	5.5	4.7
Other	4.2	(1.4)	5.3
Other expense — net	$29.8	$10.6	$14.0
(1) Foreign currency transaction losses include the loss of $10.0 million on the foreign currency hedge of the acquisition price of Crem incurred during the year ended December 31, 2018. Refer to Note 3, "Acquisitions and Divestitures," for additional discussion.

21. Earnings Per Share

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

On March 4, 2016, MTW distributed 137.0 million shares of the Company's common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per share and the average number of common shares outstanding for periods prior to the Spin-Off were retrospectively restated for the number of the Company's shares outstanding immediately following this transaction. The same number of shares were used to calculate basic and diluted earnings per share since no equity awards were outstanding prior to the Spin-Off.

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	Years Ended December 31,
(in millions, except share and per share data)	2018	2017	2016
Net earnings	$78.2	$132.9	$71.5

Weighted average shares outstanding — Basic	140,023,635	138,995,541	137,906,284

Effect of dilutive securities:
Stock options	585,270	840,820	945,140
Unvested restricted stock	437,720	610,148	626,144
Unvested performance share units	342,160	260,583	236,552
Effect of dilutive securities	1,365,150	1,711,551	1,807,836

Weighted average shares outstanding — Diluted	141,388,785	140,707,092	139,714,120

Earnings per share — Basic	$0.56	$0.96	$0.52
Earnings per share — Diluted	$0.55	$0.94	$0.51

Dilutive securities outstanding not included in the computation of earnings per share because their effect was antidilutive for the years ended December 31, 2018, 2017 and 2016 totaled 0.6 million, 0.8 million, and 3.6 million respectively. In addition, certain performance share units whose conditions were not met at the end of the reporting period have also been excluded from the computation of earnings per share.

On March 3, 2016, prior to the completion of the Spin-Off, the Company paid a one-time cash dividend to MTW of $1,362.0 million. The Company did not declare or pay any other dividends to its stockholders during the years ended December 31, 2018, 2017 and 2016.

22. Business Segments

The Company identifies its segments using the "management approach," which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management organizes the business based on geography, and has designated the regions Americas, EMEA, and APAC as reportable segments. The accounting policies of the Company's reportable segments are the same as those described in the summary of accounting policies in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation."

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense-net, depreciation and amortization expense plus certain other items such as gain or loss from impairment of disposal of assets, restructuring expense, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs and certain other items. In addition, certain corporate-level expenses are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. Adjusted Operating EBITDA is a non-GAAP measure, and the Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

Financial information relating to the Company's reportable segments as of and for the years ended December 31, 2018, 2017 and 2016 respectively, is as follows:

	Years Ended December 31,
(in millions, except percentage data)	2018	2017	2016
Net sales
Americas	$1,228.4	$1,166.8	$1,186.1
EMEA	385.1	296.5	287.6
APAC	229.1	190.2	190.9
Elimination of intersegment sales	(252.5)	(208.1)	(208.5)
Total net sales	$1,590.1	$1,445.4	$1,456.1

Segment Adjusted Operating EBITDA:
Americas	$233.1	$240.7	$233.6
EMEA	78.4	55.2	44.3
APAC	31.2	22.7	24.7
Total Segment Adjusted Operating EBITDA	342.7	318.6	302.6
Corporate and unallocated	(52.5)	(41.7)	(37.6)
Amortization expense	(37.0)	(31.2)	(31.2)
Depreciation expense	(18.0)	(16.7)	(17.3)
Transaction costs (1)	(7.1)	—	—
Other items (2)	(5.6)	—	—
Separation expense	(0.1)	(1.6)	(6.5)
Restructuring expense	(6.0)	(10.8)	(2.5)
Gain (loss) from impairment or disposal of assets — net	0.4	4.0	(3.3)
Earnings from operations	216.8	220.6	204.2
Interest expense	(89.0)	(86.9)	(85.2)
Interest expense on notes with MTW — net	—	—	(0.1)
Loss on modification or extinguishment of debt	(9.0)	(1.7)	(2.7)
Other expense — net	(29.8)	(10.6)	(14.0)
Earnings before income taxes	$89.0	$121.4	$102.2
(1) Transaction costs are associated with the Crem Acquisition. These costs include $1.9 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the year ended December 31, 2018 and $5.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the year ended December 31, 2018.

(2) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within our newly acquired Crem business, $1.3 million of costs associated with the restatement of previously issued consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2017 and $0.6 million of costs associated with other professional services. Each of these costs has been recorded in "Selling, general and administrative expenses" for the year ended December 31, 2018.

Adjusted Operating EBITDA % by segment (3):
Americas	19.0%	20.6%	19.7%
EMEA	20.4%	18.6%	15.4%
APAC	13.6%	11.9%	12.9%
(3) Adjusted Operating EBITDA % in the section above is calculated by dividing the Adjusted Operating EBITDA by net sales for each respective segment.

Capital expenditures:
Americas	$13.7	$17.2	$12.4
EMEA	1.8	2.0	0.9
APAC	3.0	1.0	1.8
Corporate	2.9	0.5	0.9
Total capital expenditures	$21.4	$20.7	$16.0

(in millions)	2018	2017	2016
Depreciation:
Americas	$12.1	$11.5	$12.1
EMEA	3.0	2.4	2.5
APAC	2.4	1.9	2.0
Corporate	0.5	0.9	0.7
Total depreciation	$18.0	$16.7	$17.3

As of December 31, 2018 and December 31, 2017, total assets by reportable segment are as follows:

(in millions)	2018	2017
Total assets by segment:
Americas	$1,437.3	$1,445.6
EMEA	324.2	112.1
APAC	169.0	128.7
Corporate	144.5	154.0
Total assets	$2,075.0	$1,840.4

Net sales by product class are categorized into commercial foodservice whole goods and aftermarket parts and service. Net sales by product class for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in millions)	2018	2017	2016
Commercial foodservice whole goods	$1,329.0	$1,173.3	$1,191.0
Aftermarket parts and support	261.1	272.1	265.1
Total net sales	$1,590.1	$1,445.4	$1,456.1

Net sales information by geographic area for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in millions)	2018	2017	2016
Net sales by geographic area (4):
United States	$995.0	$945.6	$945.2
Other Americas	112.0	95.0	104.3
EMEA	300.7	239.2	242.0
APAC	182.4	165.6	164.6
Total net sales by geographic area	$1,590.1	$1,445.4	$1,456.1
(4) Net sales in the section above are attributed to geographic regions based on location of customer.

The Company sells primarily through distributors and dealers ("direct customers"), who ultimately sell to end customers. No single direct customer represented 10.0% or greater of the Company's net sales for the years ended December 31, 2018, 2017 or 2016.

As of December 31, 2018 and December 31, 2017, "Property, plant and equipment — net" information by geographic area is as follows:

(in millions)	2018	2017
Property, plant and equipment — net by geographic area:
United States	$70.7	$68.1
Other Americas	21.0	19.5
EMEA	12.1	11.6
APAC	15.2	13.0
Total property, plant and equipment — net by geographic area	$119.0	$112.2

23. Net Parent Company Investment and Related Parties

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

Net Parent Company Investment and Corporate Cost Allocations Prior to the Spin-Off

Prior to the Spin-Off, MTW performed certain general and corporate functions on the Company's behalf. The combined financial statements for the periods prior to the Spin-Off include expense allocations for (1) corporate support functions that were provided on a centralized basis at a MTW enterprise level including, but not limited to, finance, audit, legal, information technology, human resources, tax, treasury, investor relations, and external reporting; (2) stock-based compensation; (3) employee compensation, pension and benefit costs; and (4) securitization financing costs. These expenses were allocated to Welbilt based on direct usage or direct identification where applicable, and where not applicable, such costs were allocated primarily based on net sales, headcount or based on existing allocation methods, specifically for those costs which were previously partially allocated to Welbilt or other methodologies deemed appropriate by management. These allocated costs are included within "Selling, general and administrative", "Interest expense", and "Net parent company investment" in the consolidated financial statements. Management believes the assumptions associated with allocating these costs are reasonable. Nevertheless, the combined financial statements may not include all of the actual expense that would have been incurred and may not represent the Company's results of operations, financial position or cash flows had it been a stand-alone company during the periods prior to the Spin-Off. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to the Company during the year ended December 31, 2016 was $5.2 million.

The total effect of the settlement of these intercompany transactions is reflected as a financing activity in the consolidated statements of cash flows. However, the interest income and expense related to the notes with MTW is presented on a net basis in the consolidated statements of operations. Interest income on the notes with MTW for the year ended December 31, 2016, is net of interest expense on the notes with MTW of $0.1 million.

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

In accordance with the Separation Agreement, at the time of the Spin-Off, MTW contributed its net investment in the Company and certain assets and liabilities in exchange for a $1,362.0 million cash distribution that was funded through the long-term debt incurred by the Company. In addition, separation related adjustments are included in "Additional paid-in capital (deficit)" in the consolidated statement of equity for the year ended December 31, 2016 consisting of net liabilities assumed by the Company related to the pension plans of $21.5 million, post-retirement medical obligations of $6.8 million and income taxes payable of $0.6 million.

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

24. Quarterly Financial Data (Unaudited)

The following table presents financial data for each quarter in 2018 and 2017:

	2018
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$350.4	$420.7	$412.9	$406.1
Gross profit	126.2	149.3	153.1	140.6
Net earnings	12.4	12.0	26.8	27.0
Per share data
Earnings per share — Basic	$0.09	$0.09	$0.19	$0.19
Earnings per share — Diluted	$0.09	$0.09	$0.19	$0.19

	2017
(in millions, except per share data)	First	Second	Third	Fourth
Net sales	$328.0	$371.1	$380.4	$365.9
Gross profit	123.0	137.2	143.9	132.8
Net earnings	6.9	28.4	30.7	66.9
Per share data
Earnings per share — Basic	$0.05	$0.20	$0.22	$0.48
Earnings per share — Diluted	$0.05	$0.20	$0.22	$0.47

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, the Company identified certain errors in previously issued unaudited financial statements. The Company has revised certain unaudited interim financial information for the three months ended March 31, 2018 and the three and six months ended June 30, 2018 to correct for the impact of such errors in those periods.

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

In addition, as disclosed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation,", in preparing its 2018 financial statements, the Company identified certain cash flow errors which also impacted the quarterly unaudited interim periods in 2018. Furthermore, the Company identified a calculation error related to its 2018 adoption of Accounting Standards Update 2016-15 ("ASU 2016-15"), "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This error misstated the amount of previously reported cash receipts on beneficial interest in sold receivables, resulting in a misstatement in both cash used in operating activities and cash provided by investing activities in each of the 2018 interim periods. The Company has revised its 2018 unaudited interim financial information to correct for these cash flow errors, as well as to correct for the cash flow errors identified in the third quarter of 2018. The following tables summarize the effects these error corrections had on the Company's unaudited consolidated statements of cash flows by financial statement line item:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$12.5	$(0.1)	$12.4
Accounts receivable	(134.8)	3.9	(130.9)
Other current and long-term liabilities	(30.1)	(9.0)	(39.1)
Net cash used in operating activities	(153.5)	(5.2)	(158.7)
Cash receipts on beneficial interest in sold receivables	131.8	(3.9)	127.9
Purchase of short-term investment	—	(35.0)	(35.0)
Proceeds from maturity of short-term investment	—	20.7	20.7
Other	—	0.3	0.3
Net cash provided by (used in) investing activities	128.1	(17.9)	110.2
Effect of exchange rate changes on cash	(4.4)	8.0	3.6
Net increase (decrease) in cash and cash equivalents and restricted cash	25.4	(15.1)	10.3
Balance at beginning of period	128.7	(19.9)	108.8
Balance at end of period	154.1	(35.0)	119.1
Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	169.6	(0.4)	169.2

	Six Months Ended June 30, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$24.6	$(0.2)	$24.4
Accounts receivable	(313.0)	20.9	(292.1)
Other current and long-term liabilities	(27.2)	(3.7)	(30.9)
Net cash (used in) provided by operating activities	(288.0)	17.0	(271.0)
Cash receipts on beneficial interest in sold receivables	285.7	(20.9)	264.8
Purchase of short-term investment	—	(35.0)	(35.0)
Proceeds from maturity of short-term investment	—	20.7	20.7
Other	—	0.6	0.6
Net cash provided by (used in) investing activities	52.1	(34.6)	17.5
Effect of exchange rate changes on cash	(5.2)	4.3	(0.9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(24.5)	(13.3)	(37.8)
Balance at beginning of period	128.7	(19.9)	108.8
Balance at end of period	104.2	(33.2)	71.0
Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	350.6	14.5	365.1

	Nine Months Ended September 30, 2018
(in millions)	As Reported	Adjustment	As Revised
Accounts receivable	$(483.0)	$43.4	$(439.6)
Other current and long-term liabilities	(19.3)	(2.1)	(21.4)
Net cash used in (provided by) operating activities	(421.3)	41.3	(380.0)
Cash receipts on beneficial interest in sold receivables	463.6	(43.4)	420.2
Purchase of short-term investment	—	(35.0)	(35.0)
Proceeds from maturity of short-term investment	—	20.7	20.7
Other	—	0.9	0.9
Net cash provided by (used in) investing activities	221.2	(56.8)	164.4
Effect of exchange rate changes on cash	(4.1)	3.4	(0.7)
Net (decrease) in cash and cash equivalents and restricted cash	(35.0)	(12.1)	(47.1)
Balance at beginning of period	128.7	(19.9)	108.8
Balance at end of period	93.7	(32.0)	61.7
Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	522.3	33.5	555.8

The Company will revise its unaudited financial statements for the three months ended March 31, 2018, three and six months ended June 30, 2018 and three and nine months ended September 30, 2018 in connection with the future filing of the Company's Form 10-Q for the three months ended March 31, 2019, the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019.

25. Revision of Previously Issued Consolidated Financial Statements

As disclosed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," in preparing its 2018 financial statements, the Company identified certain errors in its previously issued consolidated financial statements as of and for the years ended December 31, 2017 and 2016. The Company corrected these errors by revising its previously issued 2017 and 2016 financial statements in connection with this filing of the 2018 Annual Report on Form 10-K. This revision had no effect on the Company's consolidated statements of operations, comprehensive income or equity for any annual period previously presented.

The following table summarizes the effects these corrections had on the Company's consolidated balance sheets by financial statement line item:

	December 31, 2017
(in millions)	As Reported	Adjustment	As Revised
Cash and cash equivalents	$128.4	$(19.9)	$108.5
Short-term investment	—	19.9	19.9

The following tables summarize the effects these corrections had on the Company's consolidated statements of cash flows by financial statement line item:

	Year Ended December 31, 2016
(in millions)	As Reported	Effect of Accounting Adoption(1)(2)(3)	Adjustment	As Revised
Accounts receivable	$(8.3)	$(494.5)	$—	$(502.8)
Other current and long-term liabilities	29.4	—	(1.8)	27.6
Net cash provided by (used in) operating activities	124.3	(494.5)	(1.8)	(372.0)
Cash receipts on beneficial interest in sold receivables	—	494.3	—	494.3
Purchase of short-term investment	—	—	(18.7)	(18.7)
Changes in restricted cash	(6.0)	6.0	—	—
Net cash (used in) provided by investing activities	(20.4)	500.3	(18.7)	461.2
Effect of exchange rate changes on cash	(0.9)	—	1.8	0.9
Net increase (decrease) in cash and cash equivalents and restricted cash	21.8	5.8	(18.7)	8.9
Balance at beginning of period	32.0	0.6	—	32.6
Balance at end of period	53.8	6.4	(18.7)	41.5
(1) As a result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company reclassified consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions from operating activities to investing activities on the consolidated statements of cash flows for the year ended December 31, 2016.
(2) As a result of the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the year ended December 31, 2016 were increased for restricted cash and cash flows provided by investing activities were increased.
(3) Amounts included in the Effect of Accounting Adoption presentation for this line item reflect a rounding adjustment.

	Year Ended December 31, 2017
(in millions)	As Reported	Effect of Accounting Adoption(1)(2)(3)	Adjustment	As Revised
Accounts receivable	10.8	$(552.0)	$—	$(541.2)
Other current and long-term liabilities(4)	6.5	—	(17.1)	(10.6)
Net cash used in (provided by) operating activities	137.8	(552.0)	(17.1)	(431.3)
Cash receipts on beneficial interest in sold receivables	—	552.1	—	552.1
Changes in restricted cash	6.2	(6.2)	—	—
Other	—	—	0.9	0.9
Net cash (used in) provided by investing activities	(3.4)	545.9	0.9	543.4
Effect of exchange rate changes on cash	(8.1)	—	15.0	6.9
Net increase (decrease) in cash and cash equivalents and restricted cash	74.6	(6.1)	(1.2)	67.3
Balance at beginning of period	53.8	6.4	(18.7)	41.5
Balance at end of period	128.4	0.3	(19.9)	108.8
(1) As a result of the adoption of ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company reclassified consideration received for the beneficial interest obtained for transferring trade receivables in securitization transactions from operating activities to investing activities on the consolidated statements of cash flows for the year ended December 31, 2017.
(2) As a result of the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," beginning and ending cash and cash equivalents shown on the consolidated statements of cash flows for the year ended December 31, 2017 were increased for restricted cash and cash flows provided by investing activities were reduced.
(3) Amounts included in the Effect of Accounting Adoption presentation for this line item reflect a rounding adjustment.
(4) As Reported amount includes $0.2 million of a reclassification for the loss on divestitures and acquisitions.

26. Subsidiary Guarantors and Senior Notes

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
As a result of the revision to correct errors on balance sheet and cash flow statements disclosed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and to reflect the effect for the adoption of ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," and ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," the Company has revised its subsidiary guarantor consolidating cash flow statements for the years ended December 31, 2017 and 2016, and the consolidating balance sheet as of December 31, 2017. The impacts of the revision and the effect of the adoption of ASU 2016-18 and ASU 2016-15, predominantly impacted the Non-Guarantor Subsidiaries financial information as reflected in the tables below.

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,110.8	$937.8	$(458.5)	$1,590.1
Cost of sales	21.2	836.8	621.4	(458.5)	1,020.9
Gross profit	(21.2)	274.0	316.4	—	569.2
Selling, general and administrative expenses	37.2	142.4	130.1	—	309.7
Amortization expense	—	28.5	8.5	—	37.0
Separation expense	0.1	—	—	—	0.1
Restructuring expense	1.6	1.2	3.2	—	6.0
(Gain) loss from impairment or disposal of assets — net	—	(0.5)	0.1	—	(0.4)
(Loss) earnings from operations	(60.1)	102.4	174.5	—	216.8
Interest expense	80.6	1.0	7.4	—	89.0
Loss on modification or extinguishment of debt	9.0	—	—	—	9.0
Other (income) expense — net	(6.8)	(29.6)	66.2	—	29.8
Equity in earnings (loss) of subsidiaries	191.1	71.9	—	(263.0)	—
Earnings (loss) before income taxes	48.2	202.9	100.9	(263.0)	89.0
Income taxes	(30.0)	11.8	29.0		10.8
Net earnings (loss)	$78.2	$191.1	$71.9	$(263.0)	$78.2
Total other comprehensive (loss) income, net of tax	(9.6)	(19.5)	(23.3)	42.8	(9.6)
Comprehensive income (loss)	$68.6	$171.6	$48.6	$(220.2)	$68.6

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,042.3	$773.0	$(369.9)	$1,445.4
Cost of sales	3.8	750.6	524.0	(369.9)	908.5
Gross profit	(3.8)	291.7	249.0	—	536.9
Selling, general and administrative expenses	35.9	143.7	97.1	—	276.7
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	1.5	0.1	—	—	1.6
Restructuring expense	5.0	3.5	2.3	—	10.8
Gain from impairment or disposal of assets — net	—	(0.4)	(3.6)	—	(4.0)
(Loss) earnings from operations	(46.2)	116.4	150.4	—	220.6
Interest expense	82.8	1.1	3.0	—	86.9
Loss on modification or extinguishment of debt	1.7	—	—	—	1.7
Other (income) expense — net	(10.2)	(23.7)	44.5	—	10.6
Equity in earnings (loss) of subsidiaries	232.6	86.1	—	(318.7)	—
Earnings (loss) before income taxes	112.1	225.1	102.9	(318.7)	121.4
Income taxes	(20.8)	(7.5)	16.8	—	(11.5)
Net earnings (loss)	$132.9	$232.6	$86.1	$(318.7)	$132.9
Total other comprehensive income (loss), net of tax	11.4	20.3	17.8	(38.1)	11.4
Comprehensive income (loss)	$144.3	$252.9	$103.9	$(356.8)	$144.3

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,069.5	$782.2	$(395.6)	$1,456.1
Cost of sales	3.4	774.4	540.1	(395.6)	922.3
Gross profit	(3.4)	295.1	242.1	—	533.8
Selling, general and administrative expenses	33.2	153.5	99.4	—	286.1
Amortization expense	—	28.4	2.8	—	31.2
Separation expense	6.3	—	0.2	—	6.5
Restructuring expense	—	1.6	0.9	—	2.5
Gain from impairment or disposal of assets — net	—	2.9	0.4	—	3.3
(Loss) earnings from operations	(42.9)	108.7	138.4	—	204.2
Interest expense	82.2	1.2	1.8	—	85.2
Interest expense on notes with MTW — net	—	—	0.1	—	0.1
Loss on modification or extinguishment of debt	2.7	—	—	—	2.7
Other (income) expense — net	(3.4)	16.4	1.0	—	14.0
Equity in earnings (loss) of subsidiaries	194.1	115.4	—	(309.5)	—
Earnings (loss) before income taxes	69.7	206.5	135.5	(309.5)	102.2
Income taxes	(1.8)	12.4	20.1	—	30.7
Net earnings (loss)	$71.5	$194.1	$115.4	$(309.5)	$71.5
Total other comprehensive income (loss), net of tax	1.1	3.0	7.3	(10.3)	1.1
Comprehensive income (loss)	$72.6	$197.1	$122.7	$(319.8)	$72.6

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.5	$69.7	$—	$70.4
Restricted cash	—	—	2.8	—	2.8
Short-term investment	—	—	32.0	—	32.0
Accounts receivable — net	—	—	114.3	(1.8)	112.5
Inventories — net	—	99.8	90.8	—	190.6
Prepaids and other current assets	17.0	3.5	11.7	—	32.2
Total current assets	17.2	103.8	321.3	(1.8)	440.5
Property, plant and equipment — net	3.0	71.1	44.9	—	119.0
Goodwill	—	832.4	103.2	—	935.6
Other intangible assets — net	—	370.8	175.9	—	546.7
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,395.0	—	(3,395.0)	—
Investment in subsidiaries	4,200.5	—	—	(4,200.5)	—
Other non-current assets	12.1	4.0	28.1	(11.0)	33.2
Total assets	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$81.5	$71.2	$(1.9)	$151.0
Accrued expenses and other liabilities	33.9	88.8	61.0	—	183.7
Short-term borrowings	—	—	15.0	—	15.0
Current portion of capital leases	—	0.9	0.2	—	1.1
Product warranties	—	18.2	9.7	—	27.9
Total current liabilities	34.1	189.4	157.1	(1.9)	378.7
Long-term debt and capital leases	1,246.6	1.2	74.0	—	1,321.8
Deferred income taxes	60.5	—	43.8	—	104.3
Pension and postretirement health obligations	45.5	4.6	—	(10.9)	39.2
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,649.5	—	745.5	(3,395.0)	—
Investment in subsidiaries	—	368.3	—	(368.3)	—
Other long-term liabilities	14.5	23.2	6.9	—	44.6
Total non-current liabilities	4,032.3	397.3	894.5	(3,814.2)	1,509.9
Total equity (deficit):
Total equity (deficit)	186.4	4,200.5	(368.3)	(3,832.2)	186.4
Total liabilities and equity	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.8	$—	$100.5	$(0.8)	$108.5
Restricted cash	—	—	0.3	—	0.3
Short-term investment	—	—	19.9	—	19.9
Accounts receivable — net	—	—	84.7	(1.0)	83.7
Inventories — net	—	69.8	82.5	—	152.3
Prepaids and other current assets	5.3	5.9	7.8	—	19.0
Total current assets	14.1	75.7	295.7	(1.8)	383.7
Property, plant and equipment — net	0.5	68.7	43.0	—	112.2
Goodwill	—	832.4	13.7	—	846.1
Other intangible assets — net	—	396.3	65.1	—	461.4
Intercompany long-term note receivable	—	20.0	—	(20.0)	—
Due from affiliates	—	3,252.8	—	(3,252.8)	—
Investment in subsidiaries	4,009.4	—	—	(4,009.4)	—
Other non-current assets	10.8	5.2	28.7	(7.7)	37.0
Total assets	$4,034.8	$4,651.1	$446.2	$(7,291.7)	$1,840.4
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$58.2	$47.0	$(1.8)	$103.6
Accrued expenses and other liabilities	20.7	95.9	52.9	—	169.5
Current portion of capital leases	—	0.5	0.2	—	0.7
Product warranties	—	16.2	7.9	—	24.1
Total current liabilities	20.9	170.8	108.0	(1.8)	297.9
Long-term debt and capital leases	1,230.2	1.2	0.8	—	1,232.2
Deferred income taxes	73.7	—	17.6	—	91.3
Pension and postretirement health obligations	51.3	4.7	—	(7.7)	48.3
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,501.4	—	751.4	(3,252.8)	—
Investment in subsidiaries	—	440.2	—	(440.2)	—
Other long-term liabilities	38.0	24.8	4.3	—	67.1
Total non-current liabilities	3,910.3	470.9	778.4	(3,720.7)	1,438.9
Total equity (deficit):
Total equity (deficit)	103.6	4,009.4	(440.2)	(3,569.2)	103.6
Total liabilities and equity	$4,034.8	$4,651.1	$446.2	$(7,291.7)	$1,840.4

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(150.9)	$148.5	$(446.9)	$0.8	$(448.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	576.4	—	576.4
Capital expenditures	(2.9)	(11.1)	(7.4)	—	(21.4)
Acquisition of intangible assets	—	(2.8)	—	—	(2.8)
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Purchase of short-term investment	—	—	(35.0)	—	(35.0)
Proceeds from maturity of short-term investment	—	—	20.7	—	20.7
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Other	1.2	—	—	—	1.2
Intercompany investment	—	(132.3)	4.2	128.1	—
Net cash (used in) provided by investing activities	(1.7)	(146.2)	333.3	128.1	313.5
Cash flows from financing activities
Proceeds from long-term debt	300.5	—	175.0	—	475.5
Repayments on long-term debt and capital leases	(281.0)	(0.4)	(101.8)	—	(383.2)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Payment of deferred consideration	—	(1.4)	—	—	(1.4)
Exercises of stock options	6.2	—	—	—	6.2
Payments on tax withholdings for equity awards	(3.0)	—	—	—	(3.0)
Intercompany financing	128.1	—	—	(128.1)	—
Net cash provided by (used in) financing activities	144.0	(1.8)	88.2	(128.1)	102.3
Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8.6)	0.5	(28.3)	0.8	(35.6)
Balance at beginning of period	8.8	—	100.8	(0.8)	108.8
Balance at end of period	$0.2	$0.5	$72.5	$—	$73.2

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(97.6)	$169.3	$(502.2)	$(0.8)	$(431.3)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	552.1	—	552.1
Capital expenditures	(0.5)	(12.5)	(7.7)	—	(20.7)
Proceeds from sale of property, plant and equipment	—	6.0	6.3	—	12.3
Acquisition of intangible assets	—	(1.2)	—	—	(1.2)
Other	0.9	—	—	—	0.9
Intercompany investment	—	(163.4)	6.8	156.6	—
Net cash provided by (used in) investing activities	0.4	(171.1)	557.5	156.6	543.4
Cash flows from financing activities
Proceeds from long-term debt	155.0	—	—	—	155.0
Repayments on long-term debt and capital leases	(203.4)	(0.5)	(0.2)	—	(204.1)
Proceeds from short-term borrowings	—	—	4.0	—	4.0
Repayment of short-term borrowings	—	—	(4.0)	—	(4.0)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Exercises of stock options	4.8	—	—	—	4.8
Payments on tax withholdings for equity awards	(5.4)	—	—	—	(5.4)
Intercompany financing	156.6	—	—	(156.6)	—
Net cash provided by (used in) financing activities	105.6	(0.5)	(0.2)	(156.6)	(51.7)
Effect of exchange rate changes on cash	—	—	6.9	—	6.9
Net increase (decrease) in cash and cash equivalents and restricted cash	8.4	(2.3)	62.0	(0.8)	67.3
Balance at beginning of period	0.4	2.3	38.8	—	41.5
Balance at end of period	$8.8	$—	$100.8	$(0.8)	$108.8

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2016

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(100.4)	$84.0	$(355.6)	$—	$(372.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	494.3	—	494.3
Capital expenditures	(1.0)	(8.0)	(7.0)	—	(16.0)
Proceeds from sale of property, plant and equipment	—	—	0.5	—	0.5
Purchase of short-term investment	—	—	(18.7)	—	(18.7)
Proceeds from dispositions	—	—	1.1	—	1.1
Intercompany investment	—	(76.9)	(106.9)	183.8	—
Net cash (used in) provided by investing activities	(1.0)	(84.9)	363.3	183.8	461.2
Cash flows from financing activities
Proceeds from long-term debt	1,499.5	0.2	1.4	—	1,501.1
Repayments on long-term debt and capital leases	(186.0)	(0.5)	(0.3)	—	(186.8)
Debt issuance costs	(41.3)	—	—	—	(41.3)
Dividend paid to MTW	(1,362.0)	—	—	—	(1,362.0)
Net transactions with MTW	(4.6)	—	—	—	(4.6)
Exercises of stock options	16.2	—	—	—	16.2
Payments on tax withholdings for equity awards	(3.8)	—	—	—	(3.8)
Intercompany financing	183.8	—	—	(183.8)	—
Net cash provided by (used in) financing activities	101.8	(0.3)	1.1	(183.8)	(81.2)
Effect of exchange rate changes on cash	—	—	0.9	—	0.9
Net increase (decrease) in cash and cash equivalents and restricted cash	0.4	(1.2)	9.7	—	8.9
Balance at beginning of period	—	3.5	29.1	—	32.6
Balance at end of period	$0.4	$2.3	$38.8	$—	$41.5

27. Subsequent Events

The Company has initiated a global restructuring action and a limited executive management restructuring to be completed in the first quarter of 2019. In connection with this action, the Company expects to incur severance and related costs of $4 million to $5 million, which will be recognized during the first quarter of 2019 in "Restructuring expense" in the consolidated statements of operations.

In February 2019, the Company contracted with third-party consultants to complete initial overall operational reviews of the Company's profit optimization initiatives to validate the Company's long-term growth and margin targets and refine its execution plans. In consideration for these services, the Company agreed to pay fees of approximately $8.4 million plus out-of-pocket fees and costs of which $5 million to $6 million is expected to be incurred during the first quarter of 2019 in the consolidated statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We completed the acquisition of Crem International Holding AB ("Crem") on April 19, 2018. Crem total assets (excluding goodwill and intangible assets) and total revenues excluded from our assessment of internal control over financial reporting represent 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was not effective as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective risk assessment controls related to the design and operating effectiveness of our internal control over financial reporting as of December 31, 2018. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective internal controls over the accounting for income taxes. Specifically, certain control activities over the completeness and accuracy of accounting for the income tax effects of non-routine transactions and intercompany obligations in accordance with underlying agreements were not performed on a timely basis or at the appropriate level of precision. This material weakness resulted in the misstatement of the income tax accounts and related financial disclosures, the restatement of our consolidated financial statements for the year ended December 31, 2016, the revision of our consolidated financial statements for the years ended December 31, 2017 and 2015 and quarterly periods in 2017 and 2016. Additionally, the implementation of the Tax Cuts and Jobs Act was not reviewed with an appropriate level of precision, which resulted in an audit adjustment impacting income taxes as of and for the year ended December 31, 2018.

•
We did not maintain effective internal controls over cash disbursements at the Crem business, which was acquired in April 2018, allowing for the misappropriation of assets. Specifically, management determined that both the processing and the approval for payment of cash disbursements were being handled by the same employee rather than one individual entering the cash disbursement and another approving them for payment, resulting in an aggregate misappropriation of Company funds in the amount of approximately €4.0 million.

•
We did not design and maintain effective internal controls over the presentation of the statements of cash flows. Specifically, certain control activities over the completeness and accuracy of data, inputs and calculations and the classification of transactions within the statements of cash flows were not performed on a timely basis or at the appropriate level of precision. This material weakness resulted in the revision of our previously issued consolidated financial statements for the years ended December 31, 2017 and 2016, for the quarterly periods in 2017 and for the three months ended March 31, 2018, three and six months ended June 30, 2018 and three and nine months ended September 30, 2018.

Each of the above material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As of December 31, 2018, our remediation of these deficiencies is incomplete. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below.

Accounting for income taxes

To address the material weakness associated with accounting for income taxes, we have begun identifying and implementing additional specific enhanced control procedures for the review, analysis and reporting of our income tax accounts, including control procedures relating to the income tax effects of non-routine transactions and intercompany obligations. In addition, in February 2019, we engaged an external consulting firm to review and recommend additional enhancements to our policies, procedures and controls.

Cash disbursements at Crem

Management took immediate action to begin remediating the material weakness over cash disbursements by requiring the separation of execution and approval of payments as well as conducting employee training for the Crem business. We have updated the authorized signatories over our banking activities to increase oversight of banking and lending relationships to better safeguard cash. In addition, we have increased the frequency of review and analysis over cash disbursements.

Presentation of the statements of cash flows

To address the material weakness associated with the presentation of the statements of cash flows, we plan to implement new and enhanced internal control activities as follows: (i) enhance procedures over the review of exchange rate changes on cash, (ii) implement control activities over the review of the completeness and accuracy of data related to the cash receipts on beneficial interest in sold receivables for accurate accounting treatment and presentation and (iii) enhance procedures over the review of the classification of transactions.

Management believes the steps outlined above, when fully implemented, will remediate the material weaknesses described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remediation measures and the effectiveness of our internal controls over financial reporting on an ongoing basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits:

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
2.1	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed March 9, 2016
3.1	Amended and Restated Certificate of Incorporation of Welbilt, Inc., effective March 3, 2017.	Exhibit 3.l to Current Report on Form 8-K filed March 9, 2017
3.2	Amended and Restated Bylaws of Welbilt, Inc., effective December 13, 2017.	Exhibit 3.2 to Annual Report on Form 10-K filed March 1, 2018
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2016
4.1(b)	First Supplemental Indenture, dated March 3, 2016, among Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 9, 2016
4.2	Indenture, dated April 27, 2018, between the Company and U.S. Bank, as trustee.	Exhibit 4.1 to Registration Statement on Form S-3 filed April 27, 2018
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
Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2018
10.6(f)
Incremental Revolving Facility Amendment to Credit Agreement, dated April 13, 2018, among Webilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto
Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2018
10.6(g)
Amendment No. 6 to Credit Agreement, dated October 23, 2018, among Welbilt, Inc., the subsidiary borrowers party thereto, the lenders and other financial parties from time to time party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.
Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
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
Exhibit 10.2 to Current Report on Form 8-K filed February 7, 2018

10.7(f)
Amendment No. 5 to Sixth Amended and Restated Receivables Purchase Agreement, dated October 26, 2018, by and among Manitowoc Cayman Islands Funding LTD., as seller, Welbilt, Inc. and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.
Exhibit 10.2 to Current Report on Form 8-K filed October 29, 2018
10.8**	Welbilt, Inc. 2016 Omnibus Incentive Plan	Filed herewith
10.9**	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016.	Exhibit 10.8 to Current Report on Form 8-K filed March 9, 2016
10.10**	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016.	Exhibit 10.9 to Current Report on Form 8-K filed March 9, 2016
10.11**	Form of Employment Agreement (for Hubertus M. Muehlhaeuser, John O. Stewart, Haresh Shah, Andreas G. Weishaar, Joel H. Horn and Diana Sacchi).	Exhibit 10.1 to Current Report on Form 8-K filed November 7, 2016
10.12**	Form of Employment Agreement (for Josef Matosevic and Richard Caron).	Exhibit 10.1 to Current Report on Form 8-K filed April 28, 2016
10.13**	Form of Agreement Regarding Confidential Information, Intellectual Property, Non-Solicitation of Employees and Non-Compete.	Exhibit 10.13 to Annual Report on Form 10-K filed March 1, 2018
10.14**	Form of Contingent Employment Agreement (for all executive officers).	Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2016
10.15(a)**	Amendment, dated February 20, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart.	Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2017
10.15(b)**	Amendment, dated April 27, 2017, to the Employment Agreement, dated November 7, 2016, by and between Manitowoc Foodservice, Inc. and John O. Stewart.	Exhibit 10.15(b) to Annual Report on Form 10-K filed March 1, 2018
10.16**	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.16 to Annual Report on Form 10-K filed March 30, 2016
10.17**	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.17 to Annual Report on Form 10-K filed March 30, 2016
10.18**	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.18 to Annual Report on Form 10-K filed March 30, 2016
10.19**	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.19 to Annual Report on Form 10-K filed March 30, 2016
10.20**	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.20 to Annual Report on Form 10-K filed March 30, 2016
10.21**	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.21 to Annual Report on Form 10-K filed March 30, 2016
10.22**	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.22 to Annual Report on Form 10-K filed March 30, 2016
10.23**	Separation Agreement, dated August 9, 2018, between Hubertus Mühlhäuser and Welbilt, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018
10.24**	Letter Agreement, dated August 9, 2018, between Josef Matosevic and Welbilt, Inc.	Exhibit 10.2 to Current Report on Form 8-K filed August 14, 2018
10.25**	Restricted Stock Unit Award Agreement, dated September 1, 2018, between Josef Matosevic and Welbilt, Inc.	Exhibit 10.3 to Quarterly Report on Form 10-Q filed November 19, 2018
10.26**	Offer Letter, dated October 25, 2018, between William C. Johnson and the Company.	Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
10.27**	Welbilt, Inc. Executive Severance Policy	Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2018
10.28**	Form of Offer Letter for Executive Officers	Filed herewith
21.1	Subsidiaries of Welbilt, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated (Condensed) Statements of Operations, (ii) the Consolidated (Condensed) Statements of Comprehensive Income (iii) the Consolidated (Condensed) Balance Sheets, (iv) the Consolidated (Condensed) Statements of Cash Flows and (v) related notes.
Filed herewith

** Represents a management contract or compensatory plan, contract or arrangement.

WELBILT, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2018, 2017 and 2016

(in millions)	Balance at beginning of period	Charged to costs and expenses	Utilization of reserve	Other (1)	Balance at end of period
Year end December 31, 2016
Allowance for doubtful accounts	$4.0	1.7	(0.3)	(0.1)	$5.3
Deferred tax valuation allowance	$80.1	2.7	(18.2)	(4.7)	$59.9
Year end December 31, 2017
Allowance for doubtful accounts	$5.3	(0.9)	(0.7)	0.3	$4.0
Deferred tax valuation allowance	$59.9	4.8	(18.9)	(4.8)	$41.0
Year end December 31, 2018
Allowance for doubtful accounts	$4.0	0.6	(0.6)	(0.1)	$3.9
Deferred tax valuation allowance	41.0	(0.2)	—	(0.1)	$40.7
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

Date: March 1, 2019

Welbilt, Inc.

/s/ William C. Johnson
William C. Johnson
President and Chief Executive Officer
(Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Johnson
William C. Johnson, President and Chief Executive Officer	March 1, 2019
(Principal Executive Officer and Director)

/s/ Haresh Shah
Haresh Shah, Executive Vice President and Chief Financial Officer	March 1, 2019
(Principal Financial Officer and Principal Accounting Officer)

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director and Chairperson of the Board	March 1, 2019

/s/ Dino J. Bianco
Dino J. Bianco, Director	March 1, 2019

/s/ Joan K. Chow
Joan K. Chow, Director	March 1, 2019

/s/ Thomas D. Davis
Thomas D. Davis, Director	March 1, 2019

/s/ Janice L. Fields
Janice L. Fields, Director	March 1, 2019

/s/ Brian R. Gamache
Brian R. Gamache, Director	March 1, 2019

/s/ Andrew Langham
Andrew Langham, Director	March 1, 2019