Form 10-Q
period 2019-03-31
Welbilt, Inc.
filed 2019-05-08
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number:
1-37548

Welbilt, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4625716
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2227 Welbilt Boulevard
New Port Richey, FL	34655
(Address of principal executive offices)	(Zip Code)
(727) 375-7010
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	WBT	New York Stock Exchange
The number of shares outstanding of Welbilt, Inc.'s common stock as of May 3, 2019, the latest practicable date, was 140,998,588.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

WELBILT, INC.
Consolidated Statements of Operations
(In Millions, Except Share and Per Share Data, Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$375.3	$350.4
Cost of sales	248.8	224.2
Gross profit	126.5	126.2
Selling, general and administrative expenses	88.3	76.4
Amortization expense	9.5	7.9
Restructuring expense	4.2	0.4
Gain from disposal of assets — net	—	(0.1)
Earnings from operations	24.5	41.6
Interest expense	24.0	20.3
Other expense — net	3.0	8.5
(Loss) earnings before income taxes	(2.5)	12.8
Income taxes	0.1	0.4
Net (loss) earnings	$(2.6)	$12.4
Per share data
(Loss) earnings per share — Basic	$(0.02)	$0.09
(Loss) earnings per share — Diluted	$(0.02)	$0.09
Weighted average shares outstanding — Basic	140,612,213	139,708,723
Weighted average shares outstanding — Diluted	140,612,213	140,970,543

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In Millions, Unaudited)

	Three Months Ended March 31,
	2019	2018
Net (loss) earnings	$(2.6)	$12.4
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives	(1.0)	2.0
Employee pension and post-retirement benefits	(1.2)	0.5
Total other comprehensive (loss) income, net of tax	(2.2)	2.5
Comprehensive (loss) income	$(4.8)	$14.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In Millions, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55.3	$70.4
Restricted cash	—	2.8
Short-term investment	32.8	32.0
Accounts receivable, less allowance of $4.1 and $3.9 at March 31, 2019 and December 31, 2018, respectively	212.8	112.5
Inventories — net	205.7	190.6
Prepaids and other current assets	34.4	32.2
Total current assets	541.0	440.5
Property, plant and equipment — net	119.3	119.0
Operating lease right-of-use assets	35.7	—
Goodwill	933.6	935.6
Other intangible assets — net	533.8	546.7
Other non-current assets	28.9	33.2
Total assets	$2,192.3	$2,075.0
Liabilities and equity
Current liabilities:
Accounts payable	$124.9	$151.0
Accrued expenses and other liabilities	155.3	183.7
Short-term borrowings and current portion of finance leases	1.2	16.1
Product warranties	29.7	27.9
Total current liabilities	311.1	378.7
Long-term debt and finance leases	1,493.4	1,321.8
Deferred income taxes	103.4	104.3
Pension and postretirement health obligations	39.8	39.2
Operating lease liabilities	22.1	—
Other long-term liabilities	37.2	44.6
Total non-current liabilities	1,695.9	1,509.9
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 140,857,204 shares and 140,252,693 shares issued and 140,857,204 shares and 140,252,693 shares outstanding at March 31, 2019 and December 31, 2018, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(38.0)	(41.5)
Retained earnings	266.0	268.4
Accumulated other comprehensive loss	(43.8)	(41.6)
Treasury stock, at cost, 53,015 shares and 53,308 shares, respectively	(0.3)	(0.3)
Total equity	185.3	186.4
Total liabilities and equity	$2,192.3	$2,075.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In Millions, Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net (loss) earnings	$(2.6)	$12.4
Adjustments to reconcile net (loss) earnings to cash used in operating activities:
Depreciation	4.9	4.2
Amortization of intangible assets	9.5	7.9
Amortization of debt issuance costs	1.2	1.4
Deferred income taxes	—	(1.6)
Stock-based compensation expense	2.9	3.2
Gain from disposal of assets — net	—	(0.1)
Pension settlement	1.2	—
Gain on remeasurement of debt and other realized foreign currency derivative	(0.8)	—
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(296.2)	(130.9)
Inventories	(14.5)	(23.0)
Other assets	(2.0)	(1.5)
Accounts payable	(26.7)	8.4
Other current and long-term liabilities	(33.9)	(39.1)
Net cash used in operating activities	(357.0)	(158.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	196.0	127.9
Capital expenditures	(4.8)	(3.7)
Purchase of short-term investment	—	(35.0)
Proceeds from maturity of short-term investment	—	20.7
Other	0.2	0.3
Net cash provided by investing activities	191.4	110.2
Cash flows from financing activities
Proceeds from long-term debt	196.5	74.0
Repayments on long-term debt and finance leases	(32.8)	(19.2)
Debt issuance costs	—	(0.1)
Repayment of short-term borrowings	(15.0)	—
Payment of contingent consideration	(0.8)	—
Exercises of stock options	0.6	2.5
Payments on tax withholdings for equity awards	(1.8)	(2.0)
Net cash provided by financing activities	146.7	55.2
Effect of exchange rate changes on cash	1.0	3.6
Net (decrease) increase in cash and cash equivalents and restricted cash	(17.9)	10.3
Balance at beginning of period	73.2	108.8
Balance at end of period	$55.3	$119.1

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In Millions, Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$11.0	$10.4
Cash paid for interest, net of related hedge settlements	23.3	26.0

Supplemental disclosures of non-cash activities:
Non-cash financing activity: Equipment acquired through leasing arrangements	0.8	—
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	238.6	169.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In Millions, Except Share Data, Unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption(1)	—	—	—	0.2	—	—	0.2
Net loss	—	—	—	(2.6)	—	—	(2.6)
Issuance of common stock, stock-based compensation plans	604,511	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Balance at March 31, 2019	140,857,204	$1.4	$(38.0)	$266.0	$(43.8)	$(0.3)	$185.3
(1) Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" with additional updates subsequently issued (collectively, "ASU 2016-02"). The cumulative effect of the change made to the consolidated statement of equity as of January 1, 2019 for the adoption of ASU 2016-02 is the result of recognizing the remaining deferred gain associated with a previous sale-leaseback transaction.

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance at December 31, 2017	139,491,860	$1.4	$(54.7)	$189.1	$(32.0)	$(0.2)	$103.6
Cumulative effect of accounting standards adoption(1)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	12.4	—	—	12.4
Issuance of common stock, stock-based compensation plans	419,109	—	2.5	—	—	—	2.5
Stock-based compensation expense	—	—	3.2	—	—	—	3.2
Other comprehensive income	—	—	—	—	2.5	—	2.5
Balance at March 31, 2018	139,910,969	$1.4	$(49.0)	$202.6	$(29.5)	$(0.2)	$125.3
(1) Effective January 1, 2018, the Company adopted ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" with additional updates subsequently issued (collectively, "ASU 2014-09"). The cumulative effect of the changes made to the consolidated statement of equity as of January 1, 2018 for the adoption of ASU 2014-09 is related to the establishment of right to return assets in conjunction with its product return policy.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Notes to Unaudited Consolidated Financial Statements

1. Description of the Business

Welbilt, Inc. and its consolidated subsidiaries (collectively, "Welbilt" or the "Company") is one of the world’s leading commercial foodservice equipment companies. The Company manufactures a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage dispensing capabilities and operates 21 manufacturing facilities globally. Its suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

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

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2019 and 2018, the financial position at March 31, 2019 and December 31, 2018 and the cash flows for the three months ended March 31, 2019 and 2018, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•
Reclassification of the current portion of capital leases totaling $1.1 million from "Current portion of capital leases" to "Short-term borrowings and current portion of finance leases" in the consolidated balance sheet for the period ended December 31, 2018 as a result of the adoption of ASU 2016-02, "Leases (Topic 842)."

•	Reclassification of separation expense for the three months ended March 31, 2018 totaling $0.1 million from "Separation expense" to "Selling, general and administrative expenses."

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company identified certain errors in its previously issued unaudited consolidated financial statements. The Company assessed the materiality of the errors on all prior period financial statements and concluded they were not material to any prior annual or interim periods. The Company corrected these errors by revising its unaudited interim financial information for the three months ended March 31, 2018 to correct for the impact of such errors. Refer to Note 20, "Revision of Previously Issued Consolidated Financial Statements," for additional discussion of the errors and related error corrections on the unaudited quarterly financial statements. The Company will revise its unaudited financial statements for the three and six months ended June 30, 2018 and three and nine months ended September 30, 2018 in connection with the future filing of the Company's Form 10-Q for the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019, respectively.

Business Transformation Program

During the first quarter of 2019, the Company launched a business transformation program ("Transformation Program") with a comprehensive operational review to validate the Company's long-term growth and margin targets and to refine the Company's execution plans. The Transformation Program will focus on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. During the three months ended March 31, 2019, the Company incurred costs related to the Transformation Program of $5.8 million that are recorded in "Selling, general and administrative expenses" in the consolidated statement of operations. The Company expects to incur additional costs through mid-2021 as the various elements of the Transformation Program are implemented.

Recently Adopted Accounting Pronouncements

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in this update permit use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury Rate, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this update are required to be adopted concurrently with the amendments in ASU 2017-12. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," to provide guidance on the presentation of certain income statement effects from the U.S. Tax Cuts and Jobs Act’s ("the Tax Act") reduction in the corporate statutory tax rate. ASU 2018-02 provides the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings and requires increased disclosures describing the accounting policy used to release the income tax effects from accumulated other comprehensive income (loss), whether the amounts reclassified are the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 may be adopted using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in accumulated other comprehensive income (loss) are recognized, or (2) at the beginning of the period of adoption. The Company adopted this standard effective January 1, 2019 and elected not to reclassify the "stranded" income tax effects from accumulated other comprehensive loss ("AOCI") to retained earnings. Future income tax effects that are stranded in AOCI will be released using an investment-by-investment approach.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of current hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard became effective for the Company on January 1, 2019. The Company adopted this standard on a modified retrospective basis and it did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This standard became effective for the Company on January 1, 2019. The adoption of this standard did not have an impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" including subsequent amendments issued thereafter which include ASU 2018-10 "Codification Improvements to Topic 842, Leases," ASU 2018-11 "Leases (Topic 842) Targeted Improvements" and ASU 2019-01 "Leases (Topic 842) Codification Improvements" (collectively, "ASC Topic 842"). ASC Topic 842 requires lessees to recognize the right-of-use assets and lease liabilities on its balance sheet. Accounting for finance leases is substantially unchanged. This standard became effective for the Company on January 1, 2019. ASC Topic 842 permits the Company to elect either a) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or b) a modified retrospective approach recognizing the cumulative effect of the initial application of the new leasing standard as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of ASC Topic 842 as an adjustment to the opening balance of retained earnings. The adjustment is principally driven by the recognition of remaining deferred gain associated with a previous sale-leaseback transaction. Prior to the adoption of ASU 2016-02, gains on sale leaseback transactions were generally deferred and recognized in the income statement over the lease term. Prior period results have not been adjusted and continue to be reported under the accounting standards in effect for such period. Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $38.0 million and $36.6 million, respectively, with the difference reflective of a reclassification of existing prepaid expense balances to the right-of-use asset.

In connection with the adoption of this guidance, the Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases and has made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term. In addition, the Company did not elect the hindsight practical expedient and has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets. Certain of the Company’s leases include variable lease costs primarily comprising reimbursement to the lessor for taxes and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as maintenance services and usage charges. These variable lease costs are determined based upon the terms of each respective lease contract.

Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company determines if an arrangement is a lease at inception. The Company’s contracts determined to be or contain a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right-of-use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for instruments with similar characteristics. The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties. See additional discussion of leases in Note 17, "Leases."

Recent Accounting Pronouncements Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" which provides narrow-scope amendments designed to assist in the application of ASU 2016-01, 2016-13 and 2017-12 and the relevant accounting standards. This guidance becomes effective for the Company on January 1, 2020 including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020 including the interim periods in the year. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisition

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

The Crem Acquisition was accounted for under the acquisition method of accounting which requires, among other things, that the assets acquired and the liabilities assumed be measured at their fair values as of the closing date of the transaction. During the three months ended March 31, 2019, the Company finalized its purchase price allocation for the Crem Acquisition without recording any measurement period adjustments subsequent to December 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company incurred approximately $0.1 million and $1.2 million, respectively, of professional services and other direct acquisition and integration costs related to the Crem Acquisition that are included in "Selling, general and administrative expenses" in the consolidated statement of operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, which incurred an unrealized loss of $7.8 million in the three months ended March 31, 2018 and is included in the consolidated statement of operations in "Other expense — net."

The operations of Crem contributed approximately $20.8 million to net sales while incurring a loss from operations of approximately $1.1 million for the three months ended March 31, 2019.

4. Accounts Receivable Securitization

Prior to its termination on March 13, 2019, the Company participated in a $110.0 million accounts receivable securitization program whereby the Company sold certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which would in turn, sell, convey, transfer and assign to a third-party financial institution (the “Purchaser”), all the rights, title and interest in and to its pool of receivables. Under this program, the Company generally received cash consideration up to a certain limit and recorded a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualified for sale accounting treatment. The Company maintained a "beneficial interest," or right to collect cash, in the sold receivables. During the period of this program, cash receipts from the Purchaser at the time of the sale were classified as operating cash while cash receipts from the beneficial interest on sold receivables were classified as investing activities on the consolidated statements of cash flows.

The Company, along with certain of its subsidiaries, acted as servicers of the sold receivables. The servicers would administer, collect and otherwise enforce these receivables and were compensated for doing so on terms that were generally consistent with what would be charged by an unrelated servicer. The servicers initially received payments made by obligors on the receivables but were required to remit those payments in accordance with the receivables purchase agreement. Upon termination of the program, the Purchaser had no recourse for uncollectible receivables.

Due to a short average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximated book value and, as of December 31, 2018, totaled $56.9 million and was recorded in "Accounts receivable, less allowance" in the consolidated balance sheet. The Company deemed the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables. The carrying value of trade receivables removed from the Company's consolidated balance sheet in connection with the accounts receivable securitization program was $96.9 million at December 31, 2018.

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, approximately $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash proceeds collected on the reacquired receivables were $65.0 million for the three months ended March 31, 2019 and have been classified as investing cash flows in the Company's consolidated statement of cash flows. Non-cash settlements incurred subsequent to the termination, have generally been previously reserved for and have been classified as operating cash flows in the Company's consolidated statement of cash flows. The remaining carrying value of reacquired trade receivables included in the Company's consolidated balance sheet at March 31, 2019 was $90.1 million.

5. Inventories — Net

The components of "Inventories — net" at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
(in millions)	2019	2018
Inventories — gross:
Raw materials	$96.8	$90.4
Work-in-process	18.3	16.0
Finished goods	116.7	108.8
Total inventories — gross	231.8	215.2
Excess and obsolete inventory reserve	(21.9)	(20.4)
Net inventories at FIFO cost	209.9	194.8
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Inventories — net	$205.7	$190.6

6. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
(in millions)	2019	2018
Land	$9.6	$9.8
Building and improvements	89.0	88.5
Machinery, equipment and tooling	228.9	226.6
Furniture and fixtures	6.6	6.5
Computer hardware and software	59.1	58.3
Construction in progress	23.4	21.1
Total cost	416.6	410.8
Less accumulated depreciation	(297.3)	(291.8)
Property, plant and equipment — net	$119.3	$119.0

7. Accounts Payable and Accrued Expenses and Other Liabilities

"Accounts payable" and "Accrued expenses and other liabilities" at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
(in millions)	2019	2018
Accounts payable:
Trade accounts payable	$124.9	$151.0
Total accounts payable	$124.9	$151.0
Accrued expenses and other liabilities:
Interest payable	$2.8	$2.2
Income taxes payable	0.8	10.2
Employee related expenses	29.4	30.0
Restructuring expenses	4.8	3.0
Profit sharing and incentives	6.4	19.9
Accrued rebates	33.5	50.8
Deferred revenue — current	2.6	2.7
Customer advances	3.5	3.1
Product liability	1.3	1.3
Derivative liability	10.7	18.4
Current portion of operating lease liabilities	12.2	—
Miscellaneous accrued expenses	47.3	42.1
Total accrued expenses and other liabilities	$155.3	$183.7

8. Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2019 and 2018 vary from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three reportable segments of Americas, EMEA and APAC.

For the three months ended March 31, 2019, the Company recorded a $0.1 million income tax provision, reflecting a (4.0)% effective tax rate, which included discrete expenses of $0.8 million related to equity compensation and foreign tax audit adjustments. For the three months ended March 31, 2018, the Company recorded a $0.4 million income tax provision reflecting a 3.1% effective tax rate, which was inclusive of a $3.7 million discrete tax benefit. The discrete tax benefit primarily consisted of tax balances that were adjusted upon filing the U.S. federal and state corporate tax returns. The $0.3 million decrease in the Company's income tax provision for the three months ended March 31, 2019, relative to the three months ended March 31, 2018, was primarily attributable to the reduction of earnings before income taxes and discrete tax items.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements via possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. This evaluation includes U.S. interest expense limitations of the U.S. Tax Cuts and Jobs Act. As facts and circumstances change, the Company may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision and could have a material effect on operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $13.1 million and $13.0 million as of March 31, 2019, and December 31, 2018, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.2 million to $1.7 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

9. Debt

Outstanding debt at March 31, 2019 and December 31, 2018 is summarized as follows:

(in millions, except percentage data)	March 31, 2019	Weighted Average Interest Rate	December 31, 2018	Weighted Average Interest Rate
Revolving loan facility	$—	4.35%	$15.0	4.06%
Revolving credit facility	242.0	5.18%	78.0	4.70%
Term Loan B facility	855.0	5.43%	855.0	5.22%
9.50% Senior Notes due 2024	425.0	9.87%	425.0	9.72%
Finance leases	2.6	4.47%	2.8	4.50%
Total debt and finance leases, including current portion	1,524.6		1,375.8
Less:
Revolving loan facility	—		(15.0)
Current portion of finance leases	(1.1)		(1.1)
Unamortized debt issuance costs (1)	(23.3)		(24.2)
Hedge accounting fair value adjustment (2)	(6.8)		(13.7)
Total long-term debt and finance leases	$1,493.4		$1,321.8
(1) Total outstanding debt issuance costs, net of amortization as of March 31, 2019 and December 31, 2018 was $26.4 million and $27.3 million, respectively, of which $3.1 million was related to the revolving credit facility and recorded in "Other non-current assets" in the consolidated balance sheets, for both periods respectively.
(2) Represents the change in fair value due to changes in benchmark interest rates related to the Company's Senior Notes due 2024 ("Senior Notes"). Refer to Note 10, "Derivative Financial Instruments," for additional information on the Company's interest rate swap designated as a fair value hedge.

On March 3, 2016, the Company entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") for a $1,300.0 million senior secured credit facility consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million (the "Term Loan B Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "Revolving Facility") and, together with the Term Loan B Facility, the "Senior Secured Credit Facilities"). The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, so long as, after giving effect to the incurrence of such additional amount, the resulting pro forma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B and Revolving Facility is October 2025 and October 2023, respectively.

In 2019, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of, 2.50% for the Term Loan B Facility and a range from 1.50% to 2.50% for the Revolving Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate, plus applicable margins of 1.00% less than in the case of LIBOR-based borrowings.

The Company had $3.7 million in outstanding stand-by letters of credit and $154.3 million available for additional borrowings under the Revolving Facility. As of March 31, 2019, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively.

The 2016 Credit Agreement contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bore interest at LIBOR plus an applicable margin of 1.90% and matured on April 18, 2019. The Company repaid the outstanding balance of the facility during the three months ended March 31, 2019.

As of March 31, 2019, the Company was in compliance with all affirmative and negative covenants, including financial covenants, pertaining to its financial arrangements.

10. Derivative Financial Instruments

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the consolidated balance sheets and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In the next twelve months, the Company estimates $1.0 million of unrealized gains, net of tax, related to currency rate, commodity price and interest rate risk hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

In March 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. In March 2019, the interest rate swap with a notional amount of $175.0 million matured. The remaining interest rate swap agreement with a notional amount of $425.0 million matures in March 2020. Approximately 27.9% of the Company’s total outstanding long-term debt had its interest payments designated as a cash flow hedge under the remaining interest rate swap agreement as of March 31, 2019.

As of March 31, 2019, and December 31, 2018, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

	Units Hedged
Commodity	March 31, 2019	December 31, 2018	Unit
Aluminum	1,302	1,446	MT
Copper	562	546	MT
Steel	7,223	7,080	Short tons

	Units Hedged
Currency	March 31, 2019	December 31, 2018
Canadian Dollar	22,543,000	10,990,000
European Euro	19,190,500	9,878,000
British Pound	12,804,498	12,041,770
Mexican Peso	255,955,000	175,960,000
Singapore Dollar	2,128,000	1,480,000

The effects of derivative instruments on the consolidated statements of comprehensive income and consolidated statements of operations for the three months ended March 31, 2019 and 2018 for gains or losses initially recognized in AOCI in the consolidated balance sheets were as follows:

Derivatives in cash flow hedging relationships (in millions)	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
	Three Months Ended March 31,		Location	Three Months Ended March 31,
	2019	2018		2019	2018
Foreign currency exchange contracts	$(0.1)	$0.8	Cost of sales	$(0.3)	$0.5
Commodity contracts	0.2	(0.5)	Cost of sales	(0.1)	0.5
Interest rate swap contracts	(0.6)	3.0	Interest expense	1.1	(0.1)
Total	$(0.5)	$3.3		$0.7	$0.9

Fair value hedging strategy

For derivative instruments that are designated and qualify as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings.

In October 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and terminates in February 2024. Approximately 27.9% of the Company’s total outstanding long-term debt had its interest payments designated as a fair value hedge under this interest rate swap agreement as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedge:

Line item in the consolidated balance sheets in which the hedged item is included (in millions)	Carrying amount of the hedged liability		Cumulative amount of fair value hedge adjustment included in the carrying amount of the hedged liability (1)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term debt and finance leases	$418.2	$411.3	$(6.8)	$(13.7)
Total	$418.2	$411.3	$(6.8)	$(13.7)
(1) The balance as of March 31, 2019 and December 31, 2018 includes $0.2 million and $0.3 million of hedging adjustment on a discontinued hedge relationship, respectively.

Statements of Operations Location and Impact of Cash Flow and Fair Value Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2019 and 2018:

	Location and amount of gain/(loss) recognized on fair value and cash flow hedging relationships
	Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018
(in millions)	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the statements of operations in which effects of fair value and cash flow hedges are recorded	$248.8	$24.0	$224.2	$20.3
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$(7.0)	$—	$8.8
Derivative designated as hedging instrument	$—	$6.6	$—	$(8.5)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.3)	$—	$0.5	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.1)	$—	$0.5	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$1.1	$—	$(0.1)

Hedge of net investment in foreign operations strategy

For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as part of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

In March 2017, the Company entered into a three-year cross-currency interest rate swap contract ("CCS") for a notional value of €50.0 million to protect the value of its net investment in Euros. The carrying value of the net investment in Euros that is designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in AOCI.

Effective January 1, 2019, as a result of the adoption of ASU 2017-12, the Company elected to re-designate the CCS as a net investment hedge under the spot method. Changes in the fair value of the CCS that are included in the assessment of effectiveness due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As an additional accounting policy election applied to similar hedges under ASU 2017-12, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the remaining life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company has elected to amortize the initial excluded component value as an increase of interest income within “Other expense — net” in the consolidated statement of operations using the straight-line method over the remaining term of the CCS. Additionally, the accrual of periodic U.S. dollar and Euro-denominated interest receipts and payments under the terms of the CCS will also be recognized as interest income within “Other expense — net” in the consolidated statements of operations.

The location and effects of the derivative instrument on the consolidated statements of comprehensive income and consolidated statements of operations for the three months ended March 31, 2019 and 2018 were as follows:

Derivatives in net investment hedging relationships (in millions)	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
	Three Months Ended March 31,		Location	Three Months Ended March 31,		Location	Three Months Ended March 31,
	2019	2018		2019	2018		2019	2018
Interest rate swap contract	$1.6	$(1.7)	N/A	$—	$—	Other expense — net	$0.4	$—
Total	$1.6	$(1.7)		$—	$—		$0.4	$—
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

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisition," for additional discussion of the Crem Acquisition). As of March 31, 2018, the SEK Contract was in a short-term liability position of $7.8 million and was included in "Accrued expenses and other liabilities" in the consolidated balance sheet.

As of March 31, 2019 and December 31, 2018, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

	Units Hedged
Currency	March 31, 2019	December 31, 2018
Singapore Dollar	28,272,000	28,447,000
European Euro	67,300,000	69,700,000
British Pound	34,292,568	23,704,468
Swiss Franc	5,300,000	5,300,000

The location and effects on the consolidated statements of operations for the three months ended March 31, 2019 and 2018 for gains or losses related to derivative instruments not designated as hedging instruments were as follows:

Derivatives NOT designated as hedging instruments (in millions)	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
	Three Months Ended March 31,
	2019	2018
Foreign currency exchange contracts	$2.8	$(12.9)	Other expense — net
Total	$2.8	$(12.9)

The fair value of outstanding derivative contracts recorded as assets in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 was as follows:

		Asset Derivatives Fair Value

(in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.4	$0.5
Commodity contracts	Prepaids and other current assets	0.2	0.2
Interest rate swap contracts	Prepaids and other current assets	2.6	4.8
Interest rate swap contracts	Other non-current assets	—	3.4
Total derivatives designated as hedging instruments		$3.2	$8.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$1.1	$0.1
Total derivatives NOT designated as hedging instruments		$1.1	$0.1

Total asset derivatives		$4.3	$9.0

The fair value of outstanding derivative contracts recorded as liabilities in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 was as follows:

		Liability Derivatives Fair Value

(in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$1.1	$1.5
Commodity contracts	Accrued expenses and other liabilities	0.8	0.9
Interest rate swap contracts	Accrued expenses and other liabilities	8.8	15.7
Commodity contracts	Other long-term liabilities	0.1	0.4
Interest rate swap contracts	Other long-term liabilities	1.1	5.9
Total derivatives designated as hedging instruments		$11.9	$24.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$—	$0.3
Total derivatives NOT designated as hedging instruments		$—	$0.3

Total liability derivatives		$11.9	$24.7

11. Fair Value of Financial Instruments

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

The Company utilizes the best available information in measuring fair value. The Company estimates the fair value of its Senior Notes and Term Loan B Facility based on quoted market prices of the instruments. Because these markets are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and beneficial interest in sold receivables (see Note 4, "Accounts Receivable Securitization,"), approximate fair value, without being discounted as of March 31, 2019 and December 31, 2018 due to the short-term nature of these instruments. The short-term investment balance as of March 31, 2019 and December 31, 2018 represented a certificate of deposit with an original scheduled maturity of 12 months, which the Company has the intent and ability to hold to maturity. It was, therefore, classified as held-to-maturity and carried at amortized cost. The fair value of this instrument was equal to its amortized cost and, as such, there were no unrealized gains or losses associated with the instrument. There are no indicators of other-than-temporary impairment for this security and the Company has not experienced credit losses during any period.

The fair value of the Company's Senior Notes was approximately $458.3 million and $457.0 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Company's Term Loan B Facility was approximately $840.0 million and $815.5 million as of March 31, 2019 and December 31, 2018, respectively. The related carrying values are disclosed in Note 9, "Debt."

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of
	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$32.8	$—	$32.8
Foreign currency exchange contracts	—	1.5	—	1.5
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	2.6	—	2.6
Total current assets at fair value	—	37.1	—	37.1
Total assets at fair value	$—	$37.1	$—	$37.1

Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.8	—	0.8
Interest rate swap contracts	—	8.8	—	8.8
Total current liabilities at fair value	—	10.7	—	10.7
Non-current liabilities:
Commodity contracts	—	0.1	—	0.1
Interest rate swap contracts	—	1.1	—	1.1
Total non-current liabilities at fair value	—	1.2	—	1.2
Total liabilities at fair value	$—	$11.9	$—	$11.9

	Fair Value as of
	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$32.0	$—	$32.0
Foreign currency exchange contracts	—	0.6	—	0.6
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	4.8	—	4.8
Total current assets at fair value	$—	$37.6	$—	$37.6
Non-current assets:
Interest rate swap contracts	—	3.4	—	3.4
Total non-current assets at fair value	—	3.4	—	3.4
Total assets at fair value	$—	$41.0	$—	$41.0

Current liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8
Commodity contracts	—	0.9	—	0.9
Interest rate swap contracts	—	15.7	—	15.7
Total current liabilities at fair value	$—	$18.4	$—	$18.4
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts	—	5.9	—	5.9
Total non-current liabilities at fair value	—	6.3	—	6.3
Total liabilities at fair value	$—	$24.7	$—	$24.7

12. Contingencies and Significant Estimates

Environmental, Product Liability and Product Warranty Matters

As of March 31, 2019 and December 31, 2018, the Company held reserves for environmental matters related to certain locations of approximately $0.7 million. At certain of the Company's other facilities, it has identified potential contaminants in soil and groundwater. The ultimate cost of any remediation required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

As of March 31, 2019, various product liability lawsuits were pending. For products sold outside of the United States and Canada, the Company is insured by a third-party insurance company. For products sold in the United States and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

In the United States, the Company's current self-insured retention level is $0.3 million per occurrence and $1.0 million in the aggregate for product liability claims. In Canada, the Company's self-insured retention level is $0.1 million per occurrence and $2.0 million in the aggregate for product liability claims. In addition, the Company's self-retention level for commercial general liability is $2.0 million in the aggregate. The Company's self-insurance retention levels vary by business and have fluctuated over the last ten years.

Product liability reserves are included in "Accrued expenses and other liabilities" in the consolidated balance sheets at March 31, 2019 and December 31, 2018 and were $1.3 million; $0.5 million and $0.6 million, respectively, were reserved specifically for actual cases, and $0.8 million and $0.7 million, respectively, for claims anticipated to have occurred but are not yet reported, which were estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2019 and December 31, 2018, the Company had reserved $39.7 million for warranty claims expected to be paid out. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

It is reasonably possible that the estimates for environmental remediation, product liability and product warranty costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of the Company’s internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of the Company's current and former executive officers and directors, with the Company named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. The Company intends to defend against these lawsuits vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of these matters and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome.

The Company has voluntarily disclosed to U.S. Customs & Border Protection certain errors in the declaration of imported products relating to quantity, classification, antidumping and countervailing duties, and other matters. Based on currently known information, it is probable that the Company may be assessed retroactive customs duties and related fees on previous imports but the Company is unable to reasonably estimate the range of loss that may result and unable to determine if any potential liability would be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is also subject to other litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting our business. The Company records accruals for legal and other matters which are both probable and reasonably estimable and for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as appropriate. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

13. Product Warranties

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

Below is a table summarizing the product warranty activity for the three months ended March 31, 2019:

(in millions)
Balance at December 31, 2018(1)	$39.7
Accruals for warranties issued	8.7
Settlements made (in cash or in kind)	(8.9)
Currency translation impact	0.2
Balance at March 31, 2019(1)	$39.7

(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $10.0 million and $11.8 million at March 31, 2019 and December 31, 2018, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over a period equal to that of the warranty period. The short-term portion of deferred revenue on extended warranties included in "Accrued expenses and other liabilities" in the consolidated balance sheets at March 31, 2019 and December 31, 2018 was $2.2 million. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the consolidated balance sheets at March 31, 2019 and December 31, 2018 was $3.8 million, respectively.

14. Employee Benefit Plans

The components of periodic benefit costs for the defined benefit plans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
(in millions)	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$1.3	$0.1	$1.3	$0.1
Expected return on assets	(1.2)	—	(1.5)	—
Amortization of actuarial net loss	0.5	0.1	0.6	—
Settlement loss recognized	1.2	—	—	—
Net periodic benefit cost	$1.8	$0.2	$0.4	$0.1

The components of periodic benefit costs are recorded in "Other expense — net" in the consolidated statements of operations.

During the first quarter of 2019, the Company took various actions to settle a portion of its United Kingdom ("U.K.") pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash settlement loss of approximately $1.2 million, related to the accelerated recognition of unamortized losses for the three months ended March 31, 2019, which was recorded in "Other expense - net" in the consolidated statement of operations.

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

The following is a rollforward of all restructuring activities for the three months ended March 31, 2019:

(in millions)
Balance at December 31, 2018	$13.1
Restructuring charges	4.2
Use of reserve	(2.0)
Non-cash adjustment (1)	(0.7)
Balance at March 31, 2019	$14.6

(1) This non-cash adjustment represents the non-cash stock-based compensation expense recognized during the three months ended March 31, 2019 resulting from the accelerated vesting of certain stock awards in connection with restructuring actions.

As of March 31, 2019 and December 31, 2018, the short-term portion of the liability of $4.8 million and $3.0 million, respectively, was reflected in "Accrued expenses and other liabilities" in the consolidated balance sheets. The long-term portion of the liability of $9.8 million and $10.1 million as of March 31, 2019 and December 31, 2018, respectively, was reflected in "Other long-term liabilities" in the consolidated balance sheets and relates to the long-term portion of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of the Company's former Lincoln Foodservice operations.

During the first quarter of 2019, the Company completed a RIF and limited executive management restructuring actions. As a result of these actions, the Company incurred total severance and related costs of $5.5 million including $1.3 million of stock-based compensation resulting from the accelerated vesting of certain awards. Of the total severance and related costs incurred, $4.2 million was recognized in "Restructuring expense" in the consolidated statements of operations during the three months ended March 31, 2019. The remaining $1.3 million will be recorded in the second quarter of 2019 due to continuing service requirements.

The Company completed a limited management restructuring within its EMEA region in March 2018. In connection with this action, the Company incurred severance and related costs of $0.6 million, of which $0.4 million was recognized during the first quarter of 2018 in "Restructuring expense" in the consolidated statement of operations.

16. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of March 31, 2019 and December 31, 2018 are as follows:

(in millions)	March 31, 2019	December 31, 2018
Foreign currency translation, net of income tax benefit of $1.8 million and $2.1 million at March 31, 2019 and December 31, 2018, respectively	$(6.5)	$(6.5)
Derivative instrument fair market value, net of income tax expense of $1.1 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively	(0.2)	0.8
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.2 million and $6.3 million at March 31, 2019 and December 31, 2018, respectively	(37.1)	(35.9)
	$(43.8)	$(41.6)

A summary of the changes in "Accumulated other comprehensive loss," net of tax, by component for the three months ended March 31, 2019 and 2018 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(2.9)	(3.1)
Amounts reclassified out	—	(0.7)	1.8	1.1
Tax effect	(0.3)	0.2	(0.1)	(0.2)
Net current period other comprehensive loss	—	(1.0)	(1.2)	(2.2)
Balance at March 31, 2019	$(6.5)	$(0.2)	$(37.1)	$(43.8)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance at December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(0.5)	3.3	—	2.8
Amounts reclassified out	—	(0.9)	0.6	(0.3)
Tax effect	0.5	(0.4)	(0.1)	—
Net current period other comprehensive income	—	2.0	0.5	2.5
Balance at March 31, 2018	$4.4	$5.6	$(39.5)	$(29.5)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, but tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

A reconciliation of the reclassifications out of "Accumulated other comprehensive loss," net of tax, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018	Recognized Location
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.3)	$0.5	Cost of sales
Commodity contracts	(0.1)	0.5	Cost of sales
Interest expense	1.1	(0.1)	Interest expense
Total before tax	0.7	0.9
Tax effect	0.1	(0.3)	Income taxes
Net of tax	$0.8	$0.6

Amortization of pension and postretirement items:
Actuarial losses	$(0.6)	$(0.6)	Note 14, "Employee Benefit Plans"
Pension settlement	(1.2)	—	Note 14, "Employee Benefit Plans"
Total before tax	(1.8)	(0.6)
Tax effect	0.1	0.2	Income taxes
Net of tax	$(1.7)	$(0.4)

Total reclassifications for the period	$(0.9)	$0.2

17. Leases

The Company enters into contracts to lease real estate, manufacturing and office equipment and vehicles. The Company’s most significant lease liabilities relate to real estate leases that have remaining contract lease terms ranging from less than one year to 11 years. Operating leases result in a straight-line lease expense, while the accounting for finance leases result in a front-loaded expense pattern.

The Company does not have any contracts where it is the lessor, does not sublease any of its leased assets to third parties, and is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As a lessee, the Company periodically reassesses and remeasures its leases based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. Based on the Company's review for the three months ended March 31, 2019, no events or conditions were identified that required a reassessment or remeasurement. In addition, there were no impairment indicators identified during the three months ended March 31, 2019.

The components of lease expense related to leases for the period are as follows:

Three Months Ended March 31,
(in millions)	2019
Operating lease expense	$3.9
Finance lease expense:
Depreciation of assets	0.3
Short-term lease expense	0.8
Variable lease expense	0.1
Total lease expense	$5.1

The supplemental balance sheet information related to leases is as follows:

(in millions, except lease term and discount rate)	March 31, 2019
Operating leases:
Operating lease right-of-use assets	$35.7

Current operating lease liabilities	$12.2
Non-current operating lease liabilities	22.1
Total operating lease liabilities	$34.3

Finance leases:
Property, plant and equipment — at cost	$5.4
Accumulated depreciation	(2.6)
Property, plant and equipment — net	$2.8

Current obligations of finance leases	$1.1
Finance leases, net of current obligations	1.5
Total finance lease liabilities	$2.6

Weighted average remaining lease term (in years):
Operating leases	4.4
Finance leases	2.6

Weighted average discount rate:
Operating leases	6.6%
Finance leases	4.4%

The assets associated with operating leases are included in "Operating lease right-of-use assets" with the current and non-current liabilities recognized in "Accrued expenses and other liabilities" and "Operating lease liabilities" in the consolidated balance sheet, respectively. The assets associated with finance leases are included in "Property, plant and equipment — net," with the current and non-current liabilities recognized in "Short-term borrowings and current portion of finance leases" and "Long-term debt and finance leases" in the consolidated balance sheet, respectively.

The supplemental cash flow information related to leases for the period is as follows:

Three Months Ended March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.7
Financing cash flows from financing leases	0.3

Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	0.8

Future minimum rental obligations under lease liabilities as of March 31, 2019 are as follows:

(in millions)	Operating	Financing
Year ending December 31:
2019 (excluding the three months ended March 31, 2019)	$10.8	$0.9
2020	10.7	1.1
2021	6.9	0.5
2022	3.8	0.3
2023	1.5	—
2024 and thereafter	6.1	—
Total lease payments	39.8	2.8
Less: imputed interest	(5.5)	(0.2)
Total lease obligations	$34.3	$2.6

The Company's future minimum lease commitments as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to ASC Topic 842, are as follows:

(in millions)	Operating	Financing
Year ending December 31:
2019	$15.1	$1.1
2020	10.8	0.9
2021	6.7	0.5
2022	3.6	0.3
2023	1.5	—
Thereafter	5.9	—
	$43.6	$2.8

18. Earnings Per Share

The Company computes basic earnings per share based on the weighted average number of common shares that were outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted earnings per share.

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding — Basic	140,612,213	139,708,723

Effect of dilutive securities:
Stock options	—	736,518
Unvested restricted stock	—	390,226
Unvested performance share units	—	135,076
Effect of dilutive securities	—	1,261,820

Weighted average shares outstanding — Diluted	140,612,213	140,970,543

Dilutive securities outstanding that are not included in the computation of earnings per share because their effect was antidilutive were 1.9 million and 1.6 million for the three months ended March 31, 2019 and 2018, respectively. The dilutive effect of common stock equivalents are not included in the calculation of diluted earnings per share for the three months ended March 31, 2019 as the Company is reporting a net loss for the period and the effect would be antidilutive.

19. Business Segments

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA (a non-GAAP measure) is defined as net earnings before interest, income taxes, other expense — net, depreciation and amortization expense plus certain other items such as gain or loss from impairment of disposal of assets, restructuring expense, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

Financial information relating to the Company's reportable segments for the three months ended March 31, 2019 and 2018, respectively, is as follows:

	Three Months Ended March 31,
(in millions, except percentage data)	2019	2018
Net sales:
Americas	$275.1	$280.2
EMEA	106.7	81.0
APAC	54.8	43.5
Elimination of intersegment sales	(61.3)	(54.3)
Total net sales	$375.3	$350.4

Segment Adjusted Operating EBITDA:
Americas	$40.8	$47.6
EMEA	18.3	14.1
APAC	7.9	5.5
Total Segment Adjusted Operating EBITDA	67.0	67.2
Corporate and unallocated	(16.9)	(11.9)
Amortization expense	(9.5)	(7.9)
Depreciation expense	(4.9)	(4.2)
Transaction costs (1)	(0.4)	(1.2)
Other items (2)	(6.6)	—
Separation expense (3)	—	(0.1)
Restructuring expense	(4.2)	(0.4)
Gain from disposal of assets — net	—	0.1
Earnings from operations	24.5	41.6
Interest expense	(24.0)	(20.3)
Other expense — net	(3.0)	(8.5)
(Loss) earnings before income taxes	$(2.5)	$12.8
(1) Transaction costs are associated with acquisition and integrated-related activity. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three months ended March 31, 2019 and $0.2 million and $1.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the three months ended March 31, 2019 and 2018, respectively.

(2) Other items are costs, which are not representative of the Company's operational performance. For the three months ended March 31, 2019, these costs include $5.8 million of consultant costs for the Transformation Program and other professional fees of $0.8 million. Each of these costs have been recorded in "Selling, general and administrative expenses" for the three months ended March 31, 2019.

(3) Separation expense is included within "Selling, general and administrative expenses" for the three months ended March 31, 2018.

Adjusted Operating EBITDA % by segment (4):
Americas	14.8%	17.0%
EMEA	17.2%	17.4%
APAC	14.4%	12.6%
(4) Adjusted Operating EBITDA % in the section above is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

Net sales by geographic area (5):
United States	$225.0	$223.4
Other Americas	20.3	28.5
EMEA	88.6	62.1
APAC	41.4	36.4
Total net sales by geographic area	$375.3	$350.4
(5) Net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and segment for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$202.6	$38.2	$240.8
EMEA	77.5	13.4	90.9
APAC	36.0	7.6	43.6
Total net sales	$316.1	$59.2	$375.3

	Three Months Ended March 31, 2018
(in millions)	Commercial Foodservice Whole Goods	Aftermarket Parts and Support	Total
Americas	$209.1	$40.9	$250.0
EMEA	51.7	12.4	64.1
APAC	29.2	7.1	36.3
Total net sales	$290.0	$60.4	$350.4

As of March 31, 2019 and December 31, 2018, total assets by reportable segment are as follows:

(in millions)	March 31, 2019	December 31, 2018
Total assets by segment:
Americas	$1,572.4	$1,437.3
EMEA	380.3	324.2
APAC	186.3	169.0
Corporate	53.3	144.5
Total assets	$2,192.3	$2,075.0

20. Revision of Previously Issued Consolidated Financial Statements

As disclosed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," the following tables set forth the effect of error corrections that impact the three months ended March 31, 2018.

The following table summarizes the effects these corrections had on the Company’s unaudited consolidated statement of operations by financial statement line item:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Income taxes	$0.3	$0.1	$0.4
Net earnings	12.5	(0.1)	12.4

The following table summarizes the effects these corrections had on the Company's unaudited consolidated statement of comprehensive income by financial statement line item:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$12.5	$(0.1)	$12.4
Foreign currency translation adjustments	0.1	(0.1)	—
Total other comprehensive income, net of tax	2.6	(0.1)	2.5
Comprehensive income	15.1	(0.2)	14.9

The following table summarizes the effects these corrections had on the Company's unaudited consolidated statement of equity by financial statement line item:

	Three Months Ended March 31, 2018
(in millions)	As Reported	Adjustment	As Revised
Net earnings	$12.5	$(0.1)	$12.4
Other comprehensive income	2.6	(0.1)	2.5
Additional paid-in capital (deficit)	(57.6)	8.6	(49.0)
Retained earnings	218.1	(15.5)	202.6
Accumulated other comprehensive loss	(29.4)	(0.1)	(29.5)
Total equity	132.3	(7.0)	125.3

The following table summarizes the effects these error corrections had on the Company's unaudited consolidated statement of cash flows by financial statement line item:

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

21. Subsidiary Guarantors and Senior Notes

The following tables present consolidating financial information for (a) Welbilt; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Guarantor Subsidiaries"); and (c) the wholly-owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Company identified errors in its previously issued unaudited consolidated financial statements as described in Note 20, "Revision of Previously Issued Consolidated Financial Statements," and has revised the following consolidating financial information within this footnote to correct the identified errors. The impacts of the revision predominantly impacted the Non-Guarantor Subsidiaries financial information as reflected in the tables below.

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$247.2	$231.0	$(102.9)	$375.3
Cost of sales	1.0	188.6	162.1	(102.9)	248.8
Gross profit	(1.0)	58.6	68.9	—	126.5
Selling, general and administrative expenses	17.1	39.1	32.1	—	88.3
Amortization expense	—	7.1	2.4	—	9.5
Restructuring expense	1.5	1.3	1.4	—	4.2
(Loss) earnings from operations	(19.6)	11.1	33.0	—	24.5
Interest expense	21.8	0.2	2.0	—	24.0
Other (income) expense — net	(6.4)	(0.7)	10.1	—	3.0
Equity in earnings (loss) of subsidiaries	23.6	15.1	—	(38.7)	—
(Loss) earnings before income taxes	(11.4)	26.7	20.9	(38.7)	(2.5)
Income taxes	(8.8)	3.1	5.8	—	0.1
Net (loss) earnings	$(2.6)	$23.6	$15.1	$(38.7)	$(2.6)
Total other comprehensive (loss) income, net of tax	(2.2)	(30.5)	(28.5)	59.0	(2.2)
Comprehensive (loss) income	$(4.8)	$(6.9)	$(13.4)	$20.3	$(4.8)

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252.1	$204.2	$(105.9)	$350.4
Cost of sales	0.8	191.4	137.9	(105.9)	224.2
Gross profit	(0.8)	60.7	66.3	—	126.2
Selling, general and administrative expenses	9.0	37.6	29.8	—	76.4
Amortization expense	—	7.1	0.8	—	7.9
Restructuring expense	—	(0.1)	0.5	—	0.4
Gain from disposal of assets — net	—	(0.1)	—	—	(0.1)
(Loss) earnings from operations	(9.8)	16.2	35.2	—	41.6
Interest expense	19.1	0.3	0.9	—	20.3
Other (income) expense — net	(3.6)	(2.9)	15.0	—	8.5
Equity in earnings (loss) of subsidiaries	26.7	13.2	—	(39.9)	—
Earnings (loss) before income taxes	1.4	32.0	19.3	(39.9)	12.8
Income taxes (benefit) expense	(11.0)	5.3	6.1	—	0.4
Net earnings (loss)	$12.4	$26.7	$13.2	$(39.9)	$12.4
Total other comprehensive income (loss), net of tax	2.5	0.7	1.4	(2.1)	2.5
Comprehensive income (loss)	$14.9	$27.4	$14.6	$(42.0)	$14.9

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

	March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.2	$—	$55.3	$(2.2)	$55.3
Short-term investment	—	—	32.8	—	32.8
Accounts receivable — net	—	98.2	114.6	—	212.8
Inventories — net	—	111.1	94.6	—	205.7
Prepaids and other current assets	14.8	5.3	14.3	—	34.4
Total current assets	17.0	214.6	311.6	(2.2)	541.0
Property, plant and equipment — net	7.6	67.8	43.9	—	119.3
Operating lease right-of-use assets	—	6.3	29.4	—	35.7
Goodwill	—	832.4	101.2	—	933.6
Other intangible assets — net	—	363.6	170.2	—	533.8
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,285.6	—	(3,285.6)	—
Investment in subsidiaries	4,222.5	—	—	(4,222.5)	—
Other non-current assets	6.2	4.4	18.3	—	28.9
Total assets	$4,273.3	$4,784.8	$684.5	$(7,550.3)	$2,192.3
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$63.0	$63.9	$(2.2)	$124.9
Accrued expenses and other liabilities	21.8	71.8	61.7	—	155.3
Short-term borrowings and current portion of finance leases	—	0.9	0.3	—	1.2
Product warranties	—	19.0	10.7	—	29.7
Total current liabilities	22.0	154.7	136.6	(2.2)	311.1
Long-term debt and finance leases	1,417.0	1.0	75.4	—	1,493.4
Deferred income taxes	59.8	—	43.6	—	103.4
Pension and postretirement health obligations	16.0	9.8	14.0	—	39.8
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,549.3	—	736.3	(3,285.6)	—
Investment in subsidiaries	—	373.1	—	(373.1)	—
Operating lease liabilities	—	3.0	19.1	—	22.1
Other long-term liabilities	8.2	20.7	8.3	—	37.2
Total non-current liabilities	4,066.0	407.6	921.0	(3,698.7)	1,695.9
Total equity (deficit):
Total equity (deficit)	185.3	4,222.5	(373.1)	(3,849.4)	185.3
Total liabilities and equity	$4,273.3	$4,784.8	$684.5	$(7,550.3)	$2,192.3

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

	December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.5	$69.7	$—	$70.4
Restricted cash	—	—	2.8	—	2.8
Short-term investment	—	—	32.0	—	32.0
Accounts receivable — net	—	—	114.3	(1.8)	112.5
Inventories — net	—	99.8	90.8	—	190.6
Prepaids and other current assets	17.0	3.5	11.7	—	32.2
Total current assets	17.2	103.8	321.3	(1.8)	440.5
Property, plant and equipment — net	3.0	71.1	44.9	—	119.0
Goodwill	—	832.4	103.2	—	935.6
Other intangible assets — net	—	370.8	175.9	—	546.7
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,395.0	—	(3,395.0)	—
Investment in subsidiaries	4,200.5	—	—	(4,200.5)	—
Other non-current assets	12.1	4.0	28.1	(11.0)	33.2
Total assets	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0
Liabilities and equity
Current liabilities:
Accounts payable	$0.2	$81.5	$71.2	$(1.9)	$151.0
Accrued expenses and other liabilities	33.9	88.8	61.0	—	183.7
Short-term borrowings and current portion of finance leases	—	0.9	15.2	—	16.1
Product warranties	—	18.2	9.7	—	27.9
Total current liabilities	34.1	189.4	157.1	(1.9)	378.7
Long-term debt and finance leases	1,246.6	1.2	74.0	—	1,321.8
Deferred income taxes	60.5	—	43.8	—	104.3
Pension and postretirement health obligations	45.5	4.6	—	(10.9)	39.2
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,649.5	—	745.5	(3,395.0)	—
Investment in subsidiaries	—	368.3	—	(368.3)	—
Other long-term liabilities	14.5	23.2	6.9	—	44.6
Total non-current liabilities	4,032.3	397.3	894.5	(3,814.2)	1,509.9
Total equity (deficit):
Total equity (deficit)	186.4	4,200.5	(368.3)	(3,832.2)	186.4
Total liabilities and equity	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(59.1)	$(142.0)	$(153.7)	$(2.2)	$(357.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	35.6	160.4	—	196.0
Capital expenditures	(1.7)	(2.4)	(0.7)	—	(4.8)
Intercompany investment	—	109.4	(9.2)	(100.2)	—
Other	0.2	—	—	—	0.2
Net cash (used in) provided by investing activities	(1.5)	142.6	150.5	(100.2)	191.4
Cash flows from financing activities
Proceeds from long-term debt	196.5	—	—	—	196.5
Repayments on long-term debt and finance leases	(32.5)	(0.3)	—	—	(32.8)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	0.6	—	—	—	0.6
Payments on tax withholdings for equity awards	(1.8)	—	—	—	(1.8)
Intercompany financing	(100.2)	—	—	100.2	—
Net cash provided by (used in) financing activities	62.6	(1.1)	(15.0)	100.2	146.7
Effect of exchange rate changes on cash	—	—	1.0	—	1.0
Net increase (decrease) in cash and cash equivalents and restricted cash	2.0	(0.5)	(17.2)	(2.2)	(17.9)
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$2.2	$—	$55.3	$(2.2)	$55.3

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(19.0)	$(8.0)	$(132.4)	$0.7	$(158.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	127.9	—	127.9
Capital expenditures	(0.1)	(2.1)	(1.5)	—	(3.7)
Purchase of short-term investment	—	—	(35.0)	—	(35.0)
Proceeds from maturity of short-term investment	—	—	20.7	—	20.7
Intercompany investment	—	10.2	24.6	(34.8)	—
Other	0.3	—	—	—	0.3
Net cash provided by (used in) investing activities	0.2	8.1	136.7	(34.8)	110.2
Cash flows from financing activities
Proceeds from long-term debt	74.0	—	—	—	74.0
Repayments on long-term debt and finance leases	(19.0)	(0.1)	(0.1)	—	(19.2)
Debt issuance costs	(0.1)	—	—	—	(0.1)
Exercises of stock options	2.5	—	—	—	2.5
Payments on tax withholdings for equity awards	(2.0)	—	—	—	(2.0)
Intercompany financing	(34.8)	—	—	34.8	—
Net cash provided by (used in) financing activities	20.6	(0.1)	(0.1)	34.8	55.2
Effect of exchange rate changes on cash	—	—	3.6	—	3.6
Net increase in cash and cash equivalents and restricted cash	1.8	—	7.8	0.7	10.3
Balance at beginning of period	8.8	—	100.8	(0.8)	108.8
Balance at end of period	$10.6	$—	$108.6	$(0.1)	$119.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Quarterly Report on Form 10-Q, including matters discussed under this Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions that may cause actual results to differ materially from those discussed in the forward -looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measures” below. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

Overview

Business Overview

We design and manufacture a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage-dispensing capabilities which span refrigeration, ice-making, cooking, holding, food-preparation and beverage-dispensing technologies. Our suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. Our products, product-based services and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability, which support our end customers by improving menus, enhancing operations and reducing costs.

We manage our business in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is made up of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment principally comprises markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia and New Zealand. These segments represent the level at which separate financial information is available and is used by management to assess performance and allocate resources. We evaluate segment performance based on Adjusted Operating EBITDA (a non-GAAP measure). See Note 19, "Business Segments," of the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our reportable segments.

Executive Summary

We intend to achieve sustainable growth globally and increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing strategic acquisitions and partnerships, growing our customer base and expanding the frontiers of foodservice innovation. In addition, we are committed to attracting and developing industry-leading talent. Our specific strategic objectives include:

•
Achieve profitable growth: We intend to grow sales organically with our best-in-class product portfolio and kitchen systems approach. We believe we can achieve profitable growth though product innovation, price discipline and operational excellence. In addition, we will selectively pursue strategic acquisitions and partnerships in the market.

During the first quarter of 2019, we launched a business transformation program ("Transformation Program") with a comprehensive operational review to validate our long-term growth and margin targets and to refine our execution plans. The Transformation Program will focus on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We incurred $5.8 million during the three months ended March 31, 2019 in connection with this review and expect to incur additional costs through mid-2021 as we implement various elements of the Transformation Program.

•
Create innovative products and solutions: To remain an industry leader and grow our reputation as an innovative company, we continuously create game-changing product and system solutions for the entire kitchen while also finding new ways to integrate those products into global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.

•
Guarantee customer satisfaction: We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

•
Drive operational excellence: Our Simplification and Right-Sizing Initiatives, which we first introduced in 2016, were the beginning of simplifying our product lines and improving our manufacturing footprint. Our newly launched Transformation Program builds on the Simplification and Right-Sizing Initiatives with discrete efficiency initiatives in our now more streamlined infrastructure.

•
Develop great people: We strive to make Welbilt an employer of choice in our industry and we believe we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

"Net sales" increased $24.9 million or 7.1% for the three months ended March 31, 2019, to $375.3 million compared to the prior period. The increase was primarily driven by incremental net sales from Crem, higher general market volumes and increased pricing. Organic Net Sales (a non-GAAP measure) increased $12.2 million or 3.5% to $362.6 million. Organic Net Sales increased across multiple product lines including stronger sales to general market dealers and distributors partially offset by lower sales due to large chain rollouts which did not recur in the first quarter of 2019 and lower KitchenCare sales reflecting a degree of industry consolidation within our customer base.

"Gross profit" increased $0.3 million, or 0.2% for the three months ended March 31, 2019 to $126.5 million, compared to the prior period, which was principally driven by incremental profit from Crem operations, favorable impact from increased product volume and mix and favorable impact from net pricing. These favorable impacts were partially offset by higher material costs, tariffs and freight costs and a negative foreign currency translation impact. Gross profit margin was 33.7% compared to 36.0% in the three months ended March 31, 2018.

"Selling, general and administrative expenses" increased 15.6%, or $11.9 million for the three months ended March 31, 2019 to $88.3 million, compared to the prior period. This increase was principally due to increased professional fees primarily comprised of third-party consulting costs in connection with our Transformation Program, incremental costs associated with the Crem operations, higher marketing and sales commission costs and higher discretionary spending. These increases were partially offset by a positive foreign currency translation impact and lower acquisition-related costs attributable to the acquisition of Crem.

"Earnings from operations" was $24.5 million for the three months ended March 31, 2019 which compares to $41.6 million for the three months ended March 31, 2018. In addition to the items noted above, our "Earnings from operations" was negatively impacted by restructuring actions throughout our regions and corporate division primarily as part of an ongoing effort to optimize and enhance operational efficiencies. Adjusted Operating EBITDA (a non-GAAP measure) was $50.1 million, a decrease of 9.4% while Adjusted Operating EBITDA (a non-GAAP measure) margin was 13.3%.

"Net loss" for the three months ended March 31, 2019 was $2.6 million, or $(0.02) per diluted share, compared to net earnings of $12.4 million, or $0.09 per diluted share for the three months ended March 31, 2018.

As of March 31, 2019, our total liquidity was $209.6 million, comprised of $55.3 million of cash and cash equivalents and $154.3 million available for additional borrowing under the senior secured revolving credit facility described further below, compared to total liquidity of $389.2 million as of December 31, 2018. This decrease in total liquidity was primarily due to a decrease in the amounts available for borrowing under our senior secured revolving credit facility in association with the termination of our accounts receivable securitization program during the first quarter of 2019. Our total outstanding long-term debt, excluding finance leases, at March 31, 2019 was $1,491.9 million.

Revision of Previously Issued Consolidated Financial Statements

Certain prior period amounts relating to the three months ended March 31, 2018 have been revised to reflect the impact of corrections of errors. Accordingly, the relevant information presented herein has been updated to reflect these corrections. Refer to Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and Note 20, "Revision of Previously Issued Consolidated Financial Statements," to our unaudited consolidated financial statements for further information.

Industry and Business Conditions

We expect to benefit from modest improvement in market conditions in 2019 as our customers grow market penetration through expansion into new service categories and geographies. Sales growth is expected primarily from improvements in general market conditions and the benefit of pricing actions. The growth in sales combined with continued focus on driving operational efficiencies through the Transformation Program are anticipated to offset inflationary pressures in labor and material costs as well as tariffs.

As a result of the U.S. Tax Cuts and Jobs Act ("Tax Act"), additional legislative and regulatory guidance will be issued, including final regulations which may be applied retroactively to December 22, 2017, the date of enactment, and could impact our effective tax rate in other periods.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth our consolidated results for the periods presented:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Net sales	$375.3	$350.4	$24.9	7.1%
Cost of sales	248.8	224.2	24.6	11.0%
Gross profit	126.5	126.2	0.3	0.2%
Gross profit margin (% of Net sales)	33.7%	36.0%		(2.3)%
Selling, general and administrative expenses	88.3	76.4	11.9	15.6%
Amortization expense	9.5	7.9	1.6	20.3%
Restructuring expense	4.2	0.4	3.8	950.0%
Gain from disposal of assets — net	—	(0.1)	0.1	(100.0)%
Earnings from operations	24.5	41.6	(17.1)	(41.1)%
Interest expense	24.0	20.3	3.7	18.2%
Other expense — net	3.0	8.5	(5.5)	(64.7)%
(Loss) earnings before income taxes	(2.5)	12.8	(15.3)	(119.5)%
Income taxes	0.1	0.4	(0.3)	(75.0)%
Net (loss) earnings	$(2.6)	$12.4	$(15.0)	(121.0)%

Analysis of Net Sales

Net sales for our reportable segments comprised the following for the periods presented:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Net sales:
Americas	$275.1	$280.2	$(5.1)	(1.8)%
EMEA	106.7	81.0	25.7	31.7%
APAC	54.8	43.5	11.3	26.0%
Elimination of intersegment sales	(61.3)	(54.3)	(7.0)	(12.9)%
Total net sales	$375.3	$350.4	$24.9	7.1%

Consolidated net sales totaled $375.3 million for the three months ended March 31, 2019, representing an increase of $24.9 million, or 7.1%, compared to the prior period. The increase was primarily driven by incremental net sales from Crem, higher general market volumes and increased pricing. Foreign currency translation negatively impacted net sales for the three months ended March 31, 2019 by $10.2 million, or 2.9%.

Net sales in the Americas segment for the three months ended March 31, 2019 decreased $5.1 million, or 1.8%, as a result of lower third-party net sales of $9.2 million, which was partially offset by an increase in intersegment sales of $4.1 million. The third-party net sales decrease was primarily driven by lower volumes of hot-side products associated with prior year rollouts by large chain customers that did not recur and decreased KitchenCare® aftermarket sales. The decrease was partially offset by increased hot-side and cold-side product volumes within the general market. Foreign currency translation had a negative impact of $1.4 million on third-party net sales for the three months ended March 31, 2019.

Net sales in the EMEA segment for the three months ended March 31, 2019 increased $25.7 million, or 31.7%, which consisted of higher third-party net sales of $26.8 million partially offset by a decrease in intersegment sales of $1.1 million. Third-party net sales increased primarily due to incremental net sales from Crem products and increased hot-side volumes with a large chain customer partially offset by decreased volumes in the general market. Foreign currency translation had a negative impact of $7.4 million on third-party net sales for the three months ended March 31, 2019.

Net sales in the APAC segment for the three months ended March 31, 2019 increased $11.3 million, or 26.0% as a result of higher third-party net sales of $7.3 million and an increase in intersegment sales of $4.0 million. The third-party net sales increase was primarily driven by incremental net sales from Crem products and increased Fabristeel project-based sales. Foreign currency translation had a negative impact of $1.4 million on third-party net sales for the three months ended March 31, 2019.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended March 31, 2019 totaled $126.5 million, an increase of $0.3 million, or 0.2%, compared to the prior period, which was principally driven by: (i) incremental profit from Crem operations of $5.9 million, (ii) net $5.1 million favorable impact from increased product volume and mix and (iii) $3.2 million favorable impact from net pricing. These favorable impacts were partially offset by $9.1 million of higher material costs and tariffs reflective of both pass-through costs from our vendors and direct impacts and a negative foreign currency translation impact of $4.4 million.

Gross profit margin for the three months ended March 31, 2019 was 33.7% compared to 36.0% in the prior period. The decline in gross profit margin was primarily driven by higher material costs and tariffs as well as the negative foreign currency translation and the dilutive impact of Crem operations.

Selling, general and administrative expenses

"Selling, general and administrative expenses" amounted to $88.3 million for the three months ended March 31, 2019, an increase of $11.9 million, or 15.6%, compared to the prior period. This increase was principally due to: (i) increased professional fees of $7.5 million primarily comprised of third-party consulting costs in connection with our Transformation Program, (ii) $4.8 million of incremental costs associated with the Crem operations and (iii) higher marketing and sales commission costs of $2.3 million. These increases were partially offset by a positive foreign currency translation impact of $2.0 million and lower acquisition-related costs attributable to the 2018 acquisition of Crem of $1.1 million.

Amortization expense

For the three months ended March 31, 2019, "Amortization expense" was $9.5 million representing an increase of $1.6 million, which was primarily attributable to incremental amortization of $2.0 million associated with increased intangibles in connection with the acquisition of Crem.

Restructuring expense

"Restructuring expense" for the three months ended March 31, 2019 was $4.2 million incurred as a result of a global and limited executive management restructuring action which included personnel across all levels of our organization including executive management changes.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for our reportable segments comprised the following for the periods presented:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	$	%
Segment Adjusted Operating EBITDA:
Americas	$40.8	$47.6	$(6.8)	(14.3)%
EMEA	18.3	14.1	4.2	29.8%
APAC	7.9	5.5	2.4	43.6%
Total Segment Adjusted Operating EBITDA	67.0	67.2	(0.2)	(0.3)%
Less: Corporate and unallocated	(16.9)	(11.9)	(5.0)	42.0%
Total Adjusted Operating EBITDA	$50.1	$55.3	$(5.2)	(9.4)%

Adjusted Operating EBITDA margin (1)	13.3%	15.8%		(2.5)%
(1) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended March 31, 2019 decreased by $6.8 million, or 14.3%. This decrease was primarily driven by higher material costs and tariffs of $9.5 million and $2.6 million of higher marketing and other discretionary costs. This decrease was partially offset by a favorable impact from net pricing of $1.8 million, favorable other manufacturing costs of $1.7 million, lower compensation costs of $1.3 million driven by reduced costs associated with reduction in force actions completed in 2018 and $1.2 million of higher product volumes and mix.

Adjusted Operating EBITDA in the EMEA segment for the three months ended March 31, 2019 increased by $4.2 million, or 29.8%, which was primarily driven by higher product volumes and mix of $6.9 million and $0.7 million of net pricing benefit partially offset by higher material costs and other manufacturing costs of $1.7 million and an unfavorable foreign currency translation impact of $1.3 million.

Adjusted Operating EBITDA in the APAC segment for the three months ended March 31, 2019 increased by $2.4 million, or 43.6%. This increase was primarily driven by: (i) increased product volumes and mix of $1.6 million, (ii) incremental earnings from Crem operations of $1.5 million and (iii) favorable material costs of $1.4 million. These increases were partially offset by unfavorable other manufacturing costs of $1.1 million and higher compensation costs of $0.8 million.

Corporate and unallocated reflects certain corporate-level expenses and eliminations, which are not allocated to the segments. For the three months ended March 31, 2019, corporate and unallocated costs increased by $5.0 million, or 42.0%. This increase was primarily driven by higher eliminations of profit in inventory attributable to increased intercompany inventory on hand.

Analysis of Non-Operating Income Statement Items

For the three months ended March 31, 2019, "Interest expense" increased $3.7 million to $24.0 million primarily due to increased borrowings on our senior secured credit facility and higher interest rates on variable rate instruments.

For the three months ended March 31, 2019, "Other expense—net" was $3.0 million, or a decrease of $5.5 million. The decrease was primarily due to a loss of $7.8 million on a foreign currency hedge for the acquisition purchase price of Crem, which did not recur in the first quarter of 2019. This decrease was partially offset by a pension settlement loss of $1.2 million associated with certain defined benefit plan liabilities in the United Kingdom ("U.K.").

Analysis of Income Taxes

For the three months ended March 31, 2019, we recorded a $0.1 million income tax provision, reflecting a (4.0)% effective tax rate, compared to an $0.4 million income tax provision for the three months ended March 31, 2018, reflecting a 3.1% effective tax rate. The $0.3 million decrease in our income tax provision for the three months ended March 31, 2019, relative to the three months ended March 31, 2018, was primarily attributable to the reduction of earnings before income taxes and related discrete tax items.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of March 31, 2019, our total liquidity was $209.6 million, comprised of $55.3 million of cash and cash equivalents and $154.3 million available for additional borrowing under the senior secured revolving credit facility described further below, compared to total liquidity of $389.2 million as of December 31, 2018. This decrease in total liquidity was primarily due to a decrease in the amounts available for borrowing under our senior secured revolving credit facility in association with the termination of our accounts receivable securitization program during the first quarter of 2019. At March 31, 2019, nearly all of our cash and cash equivalents were held outside of the U.S. Because most of our cash generated in the U.S. is used to meet debt service obligations and we maintain significant operations outside of the U.S., a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Management’s intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S.

Our primary future cash needs are currently expected to be centered on operating activities, working capital, debt service, capital investments and acquisitions. We currently estimate that our capital expenditures will be approximately $39 million for the year ending December 31, 2019. The amount of actual capital expenditures may be affected by general economic, financial, operational changes, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash from operations, together with our capacity under our existing credit facility and our access to capital markets, will provide adequate resources to fund our operating and financing needs; however, our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of March 31, 2019 totaled $55.3 million, a decrease of $17.9 million from the December 31, 2018 balance of $73.2 million.

The table below shows a summary of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Cash provided by (used in):
Operating activities	$(357.0)	$(158.7)	$(198.3)
Investing activities	191.4	110.2	81.2
Financing activities	146.7	55.2	91.5
Effect of exchange rate changes on cash	1.0	3.6	(2.6)
Net change in cash, cash equivalents and restricted cash	$(17.9)	$10.3	$(28.2)

Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2019 were $357.0 million compared to $158.7 million for the three months ended March 31, 2018. This increase in cash flows used in operating activities was primarily driven by: (i) an increase of $165.3 million in accounts receivable primarily associated with the termination of our accounts receivable securitization program, (ii) timing of payables of $35.1 million and (iii) a decrease in the cash provided by net earnings adjusted for non-cash items and the gain on remeasurement of debt and other realized foreign currency derivative transactions of $11.1 million. This usage of cash was partially offset by lower inventory build of $8.5 million and a $5.2 million increase in other current and long-term liabilities.

Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2019 were $191.4 million as compared to $110.2 million for the three months ended March 31, 2018. The increase in cash provided by investing activities was primarily attributable to changes in cash collections associated with our accounts receivable securitization program including cash collections of $65.0 million received subsequent to the termination of the accounts securitization program as well as a consistent balance of short-term investments compared to an increased net investment of $14.3 million in the prior period.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2019 and 2018 were $146.7 million and $55.2 million, respectively. The increase in cash provided by financing activities was primarily attributable to borrowings associated with funding working capital requirements in the absence of cash receipts on accounts receivables collections due to the termination of the accounts receivable securitization program. This increase in cash provided was partially offset by increased repayments on our short-term borrowings, long-term debt and finance leases.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") and our 9.50% Senior Notes due 2024. In addition, in the year ended December 31, 2018, we entered into a short-term secured $30.0 million revolving loan facility, which matured on April 18, 2019, and was repaid during the first quarter of 2019. Collectively, these arrangements represent the substantial majority of our financing resources, which together with free cash flows generated by business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of March 31, 2019 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement provides for a $1,300.0 million senior secured credit facility consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million and (ii) a senior secured revolving credit facility with aggregate commitments of $400.0 million. The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, so long as, after giving effect to the incurrence of such additional amount, the resulting pro forma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B and revolving credit facility is October 2025 and October 2023, respectively.

At March 31, 2019, we had $855.0 million outstanding under the Term Loan B facility and $242.0 million drawn on the revolving credit facility, with $3.7 million in outstanding stand-by letters of credit and $154.3 million available for additional borrowings thereunder.

Our 2016 Credit Agreement contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Cash Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which were outstanding as of March 31, 2019. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries that is a borrower or guarantor under the 2016 Credit Agreement. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.

Revolving Loan Facility

Our short-term secured revolving loan facility provided for borrowings of up to $30.0 million, of which $15.0 million was outstanding at December 31, 2018. During the first quarter of 2019, we repaid the outstanding balance on this facility, which matured on April 18, 2019.

Covenant Compliance

The 2016 Credit Agreement and indenture governing the Senior Notes contain limitations on the Company's ability to effect mergers and change of control events as well as certain other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of the Company's subsidiaries to pay dividends or other payments; transactions with affiliates; and sales of assets. As of March 31, 2019, we were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements.

A summary of our financing obligations is shown below:

(in millions)	March 31, 2019	December 31, 2018
Revolving loan facility	$—	$15.0
Revolving credit facility	242.0	78.0
Term Loan B facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt, including current portion	$1,522.0	$1,373.0

We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk on certain financing arrangements. Further information regarding our financing arrangements and related hedging activity can be found in Part I, Item I of this Form 10-Q in Note 9, "Debt," and Note 10, "Derivative Financial Instruments," of the notes to the consolidated financial statements.

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 17, "Leases," of the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Our disclosures concerning transactions, arrangements and other relationships with uncombined entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources include our accounts receivable securitization arrangement. We have disclosed our accounts receivable securitization program in Note 4, "Accounts Receivable Securitization," in the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Free Cash Flow

We refer to Free Cash Flow, which represents net cash used in operating activities less capital expenditures plus cash receipts on our beneficial interest in sold receivables and the impact of terminating our accounts receivable securitization program during the first quarter of 2019. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund initiatives such as debt repayment, acquisitions, dividends and share repurchases. Free Cash Flow reconciles to net cash used in operating activities presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Free Cash Flow:
Net cash used in operating activities	$(357.0)	$(158.7)
Capital expenditures	(4.8)	(3.7)
Cash receipts on beneficial interest in sold receivables	196.0	127.9
Termination of accounts receivable securitization program (1)	96.9	—
Free Cash Flow	$(68.9)	$(34.5)
(1) Represents the increase in "Accounts receivable" from the termination of the accounts receivable securitization program during the three months ended March 31, 2019, which is reflected in "Cash flows from operating activities" in the consolidated statements of cash flows.

Adjusted Operating EBITDA

In addition to analyzing our results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense - net, depreciation and amortization expense plus certain items such as gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs and certain other items. Management uses Adjusted Operating EBITDA as the basis on which it evaluates our financial performance and makes resource allocation and other operating decisions. Management considers it important that investors review the same operating information that it uses. Adjusted Operating EBITDA reconciles to net earnings presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions, except percentage data)	2019	2018
Adjusted Operating EBITDA:
Net (loss) earnings	$(2.6)	$12.4
Income taxes	0.1	0.4
Other expense — net	3.0	8.5
Interest expense	24.0	20.3
Earnings from operations	24.5	41.6
Gain from disposal of assets — net	—	(0.1)
Restructuring expense	4.2	0.4
Separation expense (1)	—	0.1
Amortization expense	9.5	7.9
Depreciation	4.9	4.2
Transaction costs (2)	0.4	1.2
Other items (3)	6.6	—
Total Adjusted Operating EBITDA	$50.1	$55.3

Adjusted Operating EBITDA margin (4)	13.3%	15.8%
(1) Separation expense is included within "Selling, general and administrative expenses" for the three months ended March 31, 2018.
(2)Transaction costs are associated with acquisition and integration-related activities. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three months ended March 31, 2019 and $0.2 million and $1.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the three months ended March 31, 2019 and 2018, respectively.
 (3) Other items are costs, which are not representative of our operational performance. For the three months ended March 31, 2019, these costs include $5.8 million of consultant costs associated with our Transformation Program and other professional fees of $0.8 million. Each of these costs have been recorded in "Selling, general and administrative expenses" for the three months ended March 31, 2019.
(4) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We refer to Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share. We define Adjusted Net Earnings as net earnings before the impact of certain items, including gain or loss from impairment or disposal of assets, restructuring expense, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are helpful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconcile to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP as follows:

	Three Months Ended March 31,
(in millions, except share data)	2019	2018
Adjusted Net Earnings:
Net (loss) earnings	$(2.6)	$12.4
Gain from disposal of assets — net	—	(0.1)
Restructuring expense	4.2	0.4
Separation expense (1)	—	0.1
Transaction costs (2)	0.4	9.0
Other items (3)	6.6	—
Pension settlement (4)	1.2	—
Foreign currency transaction loss (gain) (5)	0.8	(0.8)
Tax effect of adjustments (6)	(3.2)	0.2
Total Adjusted Net Earnings	$7.4	$21.2

Adjusted Diluted Net Earnings Per Share:
Diluted net (loss) earnings per share	$(0.02)	$0.09
Gain from disposal of assets — net per share	—	—
Restructuring expense per share	0.03	—
Separation expense per share (1)	—	—
Transaction costs per share (2)	—	0.06
Other items per share (3)	0.05	—
Pension settlement costs per share (4)	0.01	—
Foreign currency transaction loss (gain) per share (5)	—	—
Tax effect of adjustments per share (6)	(0.02)	—
Total Adjusted Diluted Net Earnings Per Share	$0.05	$0.15
(1) Separation expense is included within "Selling, general and administrative expenses" for the three months ended March 31, 2018.
(2) Transaction costs are associated with acquisition and integrated-related activities. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the three months ended March 31, 2019 and $0.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" for the three months ended March 31, 2019. For the three months ended March 31, 2018, transaction costs include a loss of $7.8 million related to a foreign currency hedge of the acquisition purchase price for Crem and $1.2 million of professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses".
(3) Other items are costs, which are not representative of our operational performance. For the three months ended March 31, 2019, these costs include $5.8 million of consultant costs associated with our Transformation Program and other professional fees of $0.8 million. Each of these costs have been recorded in "Selling, general and administrative expenses" for the three months ended March 31, 2019.
(4) Pension settlement represents a non-cash pension settlement loss of $1.2 million, which was incurred in the first quarter of 2019, as a result of various actions we took to settle a portion of our United Kingdom pension obligations.
(5) Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(6) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

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

	Three Months Ended March 31,
(in millions)	2019	2018
Net sales (as reported)	$375.3	$350.4
Less: Crem Acquisition	(20.8)	—
Foreign currency translation	8.1	—
Organic Net Sales	$362.6	$350.4

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of Accounting Standards Update 2016-02 "Leases (Topic 842)," as discussed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and Note 17, "Leases," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Cautionary Note Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements and include, for example, descriptions of our plans and objectives for future operations, assumptions on which those plans or objectives are based and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations and speak only as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•	general world-wide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;

•	changes in domestic and international economic and industry conditions;

•	economic and other consequences associated with United Kingdom's expected withdrawal from the European Union;

•	unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment;

•	foreign currency fluctuations and their impact on reported results and hedges in place;

•
issues related to compliance with complex and evolving laws, rules and regulations affecting our business, including increased costs of compliance, potentially conflicting laws among the countries in which we operate and our ability to quickly respond to changes in such laws;

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting the Company's products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements such as the North American Free Trade Agreement, or the threat or occurrence of trade wars;

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

•	unexpected costs incurred in protecting our intellectual property rights and defending against challenges to such rights;

•	costs of litigation and our ability to defend against lawsuits and other claims;

•	costs associated with unanticipated environmental liabilities;

•	our ability to generate cash and manage working capital consistent with our stated goals;

•	our ability to recruit and retain highly qualified executives and other key personnel;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures have not materially changed since its Annual Report on Form 10-K for the year ended December 31, 2018 was filed. The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, due to the identification of material weaknesses in our internal control over financial reporting previously identified and reported in our 2018 Annual Report on Form 10-K ("2018 Form 10-K") which, as described below, continue to exist, our disclosure controls and procedures were not effective.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We previously disclosed in our 2018 Form 10-K that we did not maintain effective internal control over financial reporting as of December 31, 2018 as a result of material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2018 Form 10-K for a description of the material weaknesses and remediation efforts undertaken by management.

Status of Remediation Efforts to Address Material Weaknesses

The material weaknesses were not remediated as of March 31, 2019. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below. We are continuing the process of developing, implementing and testing processes and procedures, and will continue to devote significant time and attention to the remediation of the material weaknesses, including assessing the additional remediation steps and implementation measures needed to remediate the underlying causes that gave rise to the material weaknesses.

We have taken the following steps, during the three months ended March 31, 2019, to remediate the deficiencies underlying the material weaknesses, which are incremental to the remediation efforts described in Item 9A in our 2018 Form 10-K:

•
We developed and implemented new and enhanced internal control activities over review of the following with the statements of cash flows: (i) exchange rate changes on cash, (ii) completeness and accuracy of the cash receipts on beneficial interest in sold receivables for accurate accounting treatment and presentation and (iii) classification of transactions, and

•
Through an external consulting firm, we have completed a detailed risk assessment of the tax processes and have begun refining the processes and identifying additional internal controls or modifying existing internal controls necessary to ensure risks are appropriately addressed.

As we continue to evaluate and implement improvements to our internal control over financial reporting, our management may decide to take additional measures to address our control deficiencies or to modify remediation efforts. The material weaknesses cannot be considered remediated until all remedial processes and procedures (including additional remediation efforts identified by our senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the Securities and Exchange Commission relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and former executive officers and directors, and the we were named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. We intend to defend against these lawsuits vigorously. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of these lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, our management does not believe that the ultimate disposition of any pending matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations. For information concerning other contingencies and uncertainties, see Note 12, "Contingencies and Significant Estimates," to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

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

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our former executive officers. The action, captioned Schlimm v. Welbilt, Inc., et al., alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the Securities and Exchange Commission relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and/or former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. We intend to defend against these lawsuits vigorously. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of these lawsuits will not have a material adverse effect on our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
10.1
Amendment No. 6 to Sixth Amended and Restated Receivables Purchase Agreement, dated March 1, 2019, by and among Manitowoc Cayman Islands Funding LTD., as seller, Welbilt, Inc. and certain of its subsidiaries, as servicers, and Wells Fargo Bank, N.A., as purchaser and as agent.

Filed herewith
10.2	Offer Letter, dated March 15, 2019, by and between Welbilt, Inc. and Martin D. Agard	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2019
10.3	Letter Agreement, dated as of April 3, 2019, between Welbilt, Inc. and Haresh Shah	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 8, 2019

Welbilt, Inc.

/s/ William C. Johnson
William C. Johnson
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jamie E. Palm
Jamie E. Palm
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)