Form 10-Q
period 2019-06-30
Welbilt, Inc.
filed 2019-08-07
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 1-37548

Welbilt, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

2227 Welbilt Boulevard
New Port Richey, FL
(Address of principal executive offices)

47-4625716
(I.R.S. Employer
Identification No.)

34655
(Zip Code)

(727) 375-7010
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of August 2, 2019, the latest practicable date, was 141,058,365.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$426.3	$420.7	$801.6	$771.1
Cost of sales	270.0	271.4	518.8	495.6
Gross profit	156.3	149.3	282.8	275.5
Selling, general and administrative expenses	87.8	83.0	176.1	159.4
Amortization expense	9.9	9.4	19.4	17.3
Restructuring expense	1.4	1.4	5.6	1.8
Gain from disposal of assets — net	—	(0.1)	—	(0.2)
Earnings from operations	57.2	55.6	81.7	97.2
Interest expense	24.5	23.1	48.5	43.4
Other expense — net	5.6	15.3	8.6	23.8
Earnings before income taxes	27.1	17.2	24.6	30.0
Income taxes	7.1	5.2	7.2	5.6
Net earnings	$20.0	$12.0	$17.4	$24.4
Per share data:
Earnings per share — Basic	$0.14	$0.09	$0.12	$0.17
Earnings per share — Diluted	$0.14	$0.09	$0.12	$0.17
Weighted average shares outstanding — Basic	140,992,451	139,998,308	140,803,382	139,853,748
Weighted average shares outstanding — Diluted	141,416,768	141,071,259	141,302,686	141,131,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$20.0	$12.0	$17.4	$24.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.5	(7.6)	7.5	(7.6)
Unrealized (loss) gain on derivatives	(1.3)	(1.2)	(2.3)	0.8
Employee pension and postretirement benefits	1.4	0.5	0.2	1.0
Total other comprehensive income (loss), net of tax	7.6	(8.3)	5.4	(5.8)
Comprehensive income	$27.6	$3.7	$22.8	$18.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89.3	$70.4
Restricted cash	—	2.8
Short-term investment	—	32.0
Accounts receivable, less allowance of $4.3 and $3.9, respectively	216.4	112.5
Inventories — net	200.6	190.6
Prepaids and other current assets	38.7	32.2
Total current assets	545.0	440.5
Property, plant and equipment — net	118.5	119.0
Operating lease right-of-use assets	40.4	—
Goodwill	933.9	935.6
Other intangible assets — net	524.7	546.7
Other non-current assets	28.7	33.2
Total assets	$2,191.2	$2,075.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$116.1	$151.0
Accrued expenses and other liabilities	173.3	183.7
Short-term borrowings and current portion of finance leases	1.2	16.1
Product warranties	30.2	27.9
Total current liabilities	320.8	378.7
Long-term debt and finance leases	1,448.3	1,321.8
Deferred income taxes	103.8	104.3
Pension and postretirement health obligations	37.2	39.2
Operating lease liabilities	28.4	—
Other long-term liabilities	36.0	44.6
Total non-current liabilities	1,653.7	1,509.9
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,047,787 shares and 140,252,693 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(34.2)	(41.5)
Retained earnings	286.0	268.4
Accumulated other comprehensive loss	(36.2)	(41.6)
Treasury stock, at cost, 55,256 shares and 53,308 shares, respectively	(0.3)	(0.3)
Total equity	216.7	186.4
Total liabilities and equity	$2,191.2	$2,075.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net earnings	$17.4	$24.4
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation expense	11.1	8.7
Amortization of intangible assets	19.4	17.3
Amortization of debt issuance costs	2.3	2.7
Deferred income taxes	0.5	(3.1)
Stock-based compensation expense	4.7	5.6
Gain from disposal of assets — net	—	(0.2)
Pension settlement	1.2	—
(Gain) loss on remeasurement of debt and other realized foreign currency derivative	(0.3)	19.1
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(384.4)	(292.1)
Inventories	(9.4)	(31.0)
Other assets	(3.5)	(4.0)
Trade accounts payable	(35.2)	12.5
Other current and long-term liabilities	(5.8)	(30.9)
Net cash used in operating activities	(382.0)	(271.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	280.7	264.8
Capital expenditures	(10.1)	(8.0)
Purchase of short-term investment	—	(35.0)
Proceeds from maturity of short-term investment	32.0	20.7
Business acquisition, net of cash acquired	—	(215.6)
Settlement of foreign exchange contract	—	(10.0)
Other	0.6	0.6
Net cash provided by investing activities	303.2	17.5
Cash flows from financing activities
Proceeds from long-term debt	274.9	261.0
Repayments on long-term debt and finance leases	(164.8)	(76.4)
Debt issuance costs	—	(0.4)
Proceeds from short-term borrowings	—	30.0
Repayment of short-term borrowings	(15.0)	—
Payment of contingent consideration	(0.8)	—
Exercises of stock options	2.6	4.8
Payments on tax withholdings for equity awards	(2.0)	(2.4)
Net cash provided by financing activities	94.9	216.6
Effect of exchange rate changes on cash	—	(0.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	16.1	(37.8)
Balance at beginning of period	73.2	108.8
Balance at end of period	$89.3	$71.0

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$19.7	$23.3
Cash paid for interest, net of related hedge settlements	$34.4	$48.7

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$238.6	$365.1
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$8.9	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption(1)	—	—	—	0.2	—	—	0.2
Net loss	—	—	—	(2.6)	—	—	(2.6)
Issuance of common stock, stock-based compensation plans	604,511	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Balance as of March 31, 2019	140,857,204	$1.4	$(38.0)	$266.0	$(43.8)	$(0.3)	$185.3
Net earnings	—	—	—	20.0	—	—	20.0
Issuance of common stock, stock-based compensation plans	190,583	—	2.0	—	—	—	2.0
Stock-based compensation expense	—	—	1.8	—	—	—	1.8
Other comprehensive income	—	—	—	—	7.6	—	7.6
Balance as of June 30, 2019	141,047,787	$1.4	$(34.2)	$286.0	$(36.2)	$(0.3)	$216.7
(1) Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)" including subsequent amendments issued thereafter (collectively, "ASC Topic 842"). The cumulative effect of the change made to the Consolidated Statements of Equity as of January 1, 2019 for the adoption of ASC Topic 842 is the result of recognizing the remaining deferred gain associated with a previous sale-leaseback transaction.

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2017	139,491,860	$1.4	$(54.7)	$189.1	$(32.0)	$(0.2)	$103.6
Cumulative effect of accounting standards adoption(1)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	12.4	—	—	12.4
Issuance of common stock, stock-based compensation plans	419,109	—	2.5	—	—	—	2.5
Stock-based compensation expense	—	—	3.2	—	—	—	3.2
Other comprehensive income	—	—	—	—	2.5	—	2.5
Balance as of March 31, 2018	139,910,969	$1.4	$(49.0)	$202.6	$(29.5)	$(0.2)	$125.3
Net earnings	—	—	—	12.0	—	—	12.0
Issuance of common stock, stock-based compensation plans	186,157	—	2.3	—	—	—	2.3
Stock-based compensation expense	—	—	2.4	—	—	—	2.4
Other comprehensive income	—	—	—	—	(8.3)	—	(8.3)
Balance as of June 30, 2018	140,097,126	$1.4	$(44.3)	$214.6	$(37.8)	$(0.2)	$133.7
(1) Effective January 1, 2018, the Company adopted ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" with additional updates subsequently issued (collectively, "ASU 2014-09"). The cumulative effect of the changes made to the Consolidated Statements of Equity as of January 1, 2018 for the adoption of ASU 2014-09 is related to the establishment of right to return assets in conjunction with its product return policy.

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

The Company reports its operating results in three geographic segments, the Americas (includes markets in United States ("U.S."), Canada and Latin America), EMEA (includes markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa) and APAC (principally comprised of markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia and New Zealand).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, warranty costs, product liability costs, employee benefit programs, sales rebates and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, the financial position as of June 30, 2019 and December 31, 2018 and the cash flows for the six months ended June 30, 2019 and 2018, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•
Reclassification of the current portion of capital leases totaling $1.1 million from "Current portion of capital leases" to "Short-term borrowings and current portion of finance leases" in the Consolidated Balance Sheets as of December 31, 2018 as a result of the adoption of ASU 2016-02, "Leases (Topic 842)."

•
Reclassification of separation expense for the six months ended June 30, 2018 totaling $0.1 million from "Separation expense" to "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company identified certain errors in its previously issued unaudited consolidated financial statements. The Company assessed the materiality of the errors on all prior period financial statements and concluded they were not material to any prior annual or interim periods. The Company corrected these errors by revising its unaudited interim financial information for the three and six months ended June 30, 2018 to correct for the impact of such errors. Refer to Note 20, "Revision of Previously Issued Consolidated Financial Statements," for additional discussion of the errors and related error corrections on the unaudited quarterly financial statements. The Company will revise its unaudited financial statements for the three and nine months ended September 30, 2018 in connection with the future filing of the Company's Form 10-Q for the three and nine months ended September 30, 2019.

Recently Adopted Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2017-12"). The amendments in this update permit use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury Rate, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this update are required to be adopted concurrently with the amendments in ASU 2017-12. This standard was effective for the Company on January 1, 2019 and had no impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," ("ASU 2018-02") to provide guidance on the presentation of certain income statement effects from the U.S. Tax Cuts and Jobs Act’s ("the Tax Act") reduction in the corporate statutory tax rate. ASU 2018-02 provides the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings and requires increased disclosures describing the accounting policy used to release the income tax effects from accumulated other comprehensive income (loss), whether the amounts reclassified are the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 may be adopted using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in accumulated other comprehensive income (loss) are recognized, or (2) at the beginning of the period of adoption. The Company adopted this standard effective January 1, 2019 and elected not to reclassify the "stranded" income tax effects from "Accumulated other comprehensive loss" ("AOCI") to "Retained earnings." Future income tax effects that are stranded in AOCI will be released using an investment-by-investment approach.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," ("ASU 2017-12") which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of current hedge accounting guidance in current GAAP. This standard was effective for the Company on January 1, 2019. The Company elected the modified retrospective basis for its adoption of this guidance. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements, however, the guidance does require expanded disclosures which are included in Note 10, "Derivative Financial Instruments."

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This standard was effective for the Company on January 1, 2019 and had no impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" including subsequent amendments issued thereafter which include ASU 2018-10 "Codification Improvements to Topic 842, Leases," ASU 2018-11 "Leases (Topic 842) Targeted Improvements" and ASU 2019-01 "Leases (Topic 842) Codification Improvements" (collectively, "ASC Topic 842"). ASC Topic 842 requires lessees to recognize the right-of-use assets and lease liabilities on its balance sheet. Accounting for finance leases is substantially unchanged. This standard became effective for the Company on January 1, 2019. ASC Topic 842 permits the Company to elect either a) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or b) a modified retrospective approach recognizing the cumulative effect of the initial application of the new leasing standard as an adjustment to the opening balance of retained earnings as of the date of adoption. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of ASC Topic 842 as an adjustment to the opening balance of retained earnings as of January 1, 2019. The adjustment is principally driven by the recognition of remaining deferred gain associated with a previous sale-leaseback transaction. Prior to the adoption of ASC Topic 842, gains on sale leaseback transactions were generally deferred and recognized in the income statement over the lease term. Prior period results have not been adjusted and continue to be reported under the accounting standards in effect for such period. Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $38.0 million and $36.6 million, respectively, with the difference reflective of a reclassification of existing prepaid expense balances to the right-of-use asset.

In connection with the adoption of this guidance, the Company elected the package of practical expedients available within the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has also made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including leases with renewal options that are reasonably certain to be exercised, and do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term. In addition, the Company did not elect the hindsight practical expedient and has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets. Certain of the Company’s leases include variable lease costs comprised primarily of reimbursement to the lessor for taxes and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as maintenance services and usage charges. These variable lease costs are determined based upon the terms of each respective lease contract.

Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company determines if an arrangement is a lease at inception. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company recognized a lease liability equal to the present value of the remaining lease payments, and a right-of-use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents. The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment, as appropriate, for instruments with similar characteristics. The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease and any contractual or economic penalties. See additional disclosure of leases in Note 17, "Leases."

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" ("ASU 2019-14"), which provides narrow-scope amendments designed to assist in the application of ASUs 2016-01, 2016-13 and 2017-12 and the relevant accounting standards. This guidance becomes effective for the Company on January 1, 2020, and the Company is currently evaluating the impact that the adoption of this ASU 2019-04 will have on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," ("ASU 2018-15") which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company expects to adopt ASU 2018-15 on a prospective basis on January 1, 2020 and is currently evaluating the impact that the adoption will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," along with subsequently issued amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, "Topic 326"), which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. In accordance with Topic 326, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020 and the Company is currently evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements and related disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisition

On April 19, 2018, the Company, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Avaj") (the "Crem Acquisition") for aggregate consideration of approximately 1,800 million Swedish Krona ("SEK") or $220.3 million based on the exchange rate in effect on the closing date. The consideration was comprised of $159.8 million in cash, including $2.4 million of interest paid to the seller, and an aggregate $60.5 million for the repayment of certain indebtedness owed under third-party borrowings and shareholder loans. The Crem Acquisition was funded through cash on hand and additional borrowings under existing credit lines.

Crem International Holding AB ("Crem"), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of coffee machines for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. The Crem Acquisition provides the Company with an established presence in hot beverage equipment, a complementary product category, potential operational synergies and cross-selling benefits and an increased presence in Europe and Asia.

The Crem Acquisition was accounted for under the acquisition method of accounting which requires, among other things, that the assets acquired and the liabilities assumed be measured at their fair values as of the closing date of the transaction. During the first quarter of 2019, the Company finalized its purchase price allocation for the Crem Acquisition with no measurement period adjustments subsequent to December 31, 2018.

During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.2 million of integration costs related to the Crem Acquisition. During three and six months ended June 30, 2018, the Company incurred $3.2 million and $4.4 million of professional services and other direct acquisition and integration costs related to the Crem Acquisition. These costs are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, resulting in a loss of $2.2 million and $10.0 million for the three and six months ended June 30, 2018 which is included in "Other expense — net" in the Consolidated Statements of Operations.

4. Accounts Receivable Securitization

Prior to its termination on March 13, 2019, the Company participated in a $110.0 million accounts receivable securitization program whereby the Company sold certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which would in turn, sell, convey, transfer and assign to a third-party financial institution (the “Purchaser”), all the rights, title and interest in and to its pool of receivables. Under this program, the Company generally received cash consideration up to a certain limit and recorded a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualified for sale accounting treatment. The Company maintained a "beneficial interest," or right to collect cash, in the sold receivables. During the period of this program, cash receipts from the Purchaser at the time of the sale were classified as operating activities while cash receipts from the beneficial interest on sold receivables were classified as investing activities on the Consolidated Statements of Cash Flows.

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

Due to the Company's average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximated book value and, as of December 31, 2018, totaled $56.9 million and was included in "Accounts receivable, less allowance" in the Consolidated Balance Sheets. The Company deemed the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables. The carrying value of trade receivables removed from the Company's Consolidated Balance Sheets in connection with the accounts receivable securitization program was $96.9 million as of December 31, 2018.

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash receipts on the reacquired receivables were $149.7 million for the six months ended June 30, 2019 and have been classified as investing activity in the Company's Consolidated Statements of Cash Flows. Non-cash settlements incurred subsequent to the termination of the program, have generally been reserved for and have been classified as operating cash flows in the Company's Consolidated Statements of Cash Flows. As of June 30, 2019, the reacquired trade receivables have either been collected or reserved.

5. Inventories — Net

The components of "Inventories — net" as of June 30, 2019 and December 31, 2018 are as follows:

(in millions)	June 30,	December 31,
	2019	2018
Inventories — gross:
Raw materials	$95.4	$90.4
Work-in-process	18.6	16.0
Finished goods	112.8	108.8
Total inventories — gross	226.8	215.2
Excess and obsolete inventory reserve	(22.0)	(20.4)
Net inventories at FIFO cost	204.8	194.8
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Inventories — net	$200.6	$190.6

6. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" as of June 30, 2019 and December 31, 2018 are as follows:

(in millions)	June 30,	December 31,
	2019	2018
Property, plant and equipment — net:
Land	$9.7	$9.8
Building and improvements	91.1	88.5
Machinery, equipment and tooling	225.1	226.6
Furniture and fixtures	7.2	6.5
Computer hardware and software	63.6	58.3
Construction in progress	16.2	21.1
Total cost	412.9	410.8
Less accumulated depreciation	(294.4)	(291.8)
Property, plant and equipment — net	$118.5	$119.0

7. Accrued Expenses and Other Liabilities

"Accrued expenses and other liabilities" as of June 30, 2019 and December 31, 2018 are as follows:

(in millions)	June 30,	December 31,
	2019	2018
Accrued expenses and other liabilities:
Interest payable	$16.2	$2.2
Income taxes payable	3.1	10.2
Employee related expenses	31.0	30.0
Restructuring expenses	4.4	3.0
Profit sharing and incentives	10.8	19.9
Accrued rebates	38.3	50.8
Deferred revenue — current	2.7	2.7
Customer advances	3.4	3.1
Product liability	1.3	1.3
Derivative liabilities	5.9	18.4
Current portion of operating lease liabilities	11.0	—
Miscellaneous accrued expenses	45.2	42.1
Total accrued expenses and other liabilities	$173.3	$183.7

8. Income Taxes

For the three months ended June 30, 2019, the Company recorded a $7.1 million income tax provision, reflecting a 26.2% effective tax rate, compared to a $5.2 million income tax provision for the three months ended June 30, 2018, reflecting a 30.2% effective tax rate. The $1.9 million increase in the income tax provision for the three months ended June 30, 2019, relative to the three months ended June 30, 2018, is primarily the result of the Company's increased earnings before income taxes partially offset by a decrease in the effective tax rate based on changes in the relative weighting of jurisdictional income.

For the six months ended June 30, 2019 the Company recorded a $7.2 million income tax provision, reflecting a 29.3% effective tax rate, which included $0.8 million of discrete tax expense, primarily related to equity compensation and foreign tax audit adjustments. For the six months ended June 30, 2018, the Company recorded a $5.6 million income tax provision, reflecting an 18.7% effective tax rate, which was inclusive of a $4.9 million discrete tax benefit.

The Company's effective tax rate for the six months ended June 30, 2019 and 2018 was 29.3% and 18.7%, respectively. The increase in the Company's effective tax rate for the six months ended June 30, 2019 relative to the same period of the prior year is primarily the result of lower discrete tax benefits combined with changes in the relative weighting of jurisdictional income. For the six months ended June 30, 2019, the Company had $0.8 million in discrete tax expense items compared to $4.9 million of discrete tax benefits for the six months ended June 30, 2018. The $4.9 million discrete tax benefits consisted primarily of tax balances which were adjusted upon timely filing of the Company's U.S. federal and state corporate income tax returns in the first quarter of 2018.

The Company’s effective tax rates for the three and six months ended June 30, 2019 and 2018 vary from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. This evaluation includes U.S. interest expense limitations of the U.S. Tax Cuts and Jobs Act. As facts and circumstances change, the Company may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision and could have a material effect on operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $13.1 million and $13.0 million as of June 30, 2019, and December 31, 2018, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $7.2 million to $8.7 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

9. Debt

The Company's outstanding debt as of June 30, 2019 and December 31, 2018 is as follows:

(in millions, except percentage data)	June 30,	Weighted Average Interest Rate	December 31,	Weighted Average Interest Rate
	2019		2018
Long-term debt and finance leases:
Revolving loan facility	$—	4.35%	$15.0	4.06%
Revolving credit facility	188.9	5.16%	78.0	4.70%
Term Loan B facility	855.0	5.33%	855.0	5.22%
9.50% Senior Notes due 2024	425.0	9.73%	425.0	9.72%
Finance leases	2.5	4.42%	2.8	4.50%
Total debt and finance leases, including current portion	1,471.4		1,375.8
Less:
Revolving loan facility	—		(15.0)
Current portion of finance leases	(1.2)		(1.1)
Unamortized debt issuance costs (1)	(22.4)		(24.2)
Hedge accounting fair value adjustment (2)	0.5		(13.7)
Total long-term debt and finance leases	$1,448.3		$1,321.8
(1) Total outstanding debt issuance costs, net of amortization as of June 30, 2019 and December 31, 2018 was $25.3 million and $27.3 million, respectively, of which $2.9 million and $3.1 million was related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
(2) As of June 30, 2019, the balance represents the balance of the deferred gain from the termination of interest rate swaps designated as a fair value hedge. As of December 31, 2018, the balance represents the fair value of the hedge related to the Company's 9.50% Senior Notes due 2024. Refer to Note 10, "Derivative Financial Instruments," for discussion of the Company's interest rate swap designated as a fair value hedge and the termination of this hedge during the three months ended June 30, 2019.

On March 3, 2016, the Company entered into a credit agreement (as amended, restated, supplemented or otherwise modified from time to time the "2016 Credit Agreement") for a $1,300.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million (the "Term Loan B Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "Revolving Credit Facility"). The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the pro forma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B Facility and Revolving Credit Facility is October 2025 and October 2023, respectively.

Borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. As of June 30, 2019, the spreads for LIBOR and alternate base rate borrowings were 2.50% and 1.50%, respectively.

As of June 30, 2019, the Company had $3.7 million in outstanding stand-by letters of credit and $207.4 million available for additional borrowings under the Revolving Credit Facility.

The 2016 Credit Agreement contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bore interest at LIBOR plus an applicable margin of 1.90% and matured on April 18, 2019. The Company repaid the outstanding balance of the facility during the first quarter of 2019.

As of June 30, 2019, the Company was in compliance with all affirmative and negative covenants pertaining to financing arrangements.

10. Derivative Financial Instruments

The Company's risk management objective is to ensure that business exposures to risks that have been identified and measured and are capable of being controlled are minimized or managed using what the Company believes to be the most effective and efficient methods to eliminate, reduce or transfer such exposures. Operating decisions consider these associated risks and the Company structures transactions to minimize or manage these risks whenever possible.

The primary risks the Company manages using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. Cross-currency interest rate swaps are entered into to protect the value of the Company’s investments in its foreign subsidiaries. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. Commodity swaps and foreign currency exchange contracts are designated as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps as cash flow hedges of floating-rate borrowings, and the remainder as fair value hedges of fixed-rate borrowings and a cross-currency interest rate swap as a hedge of net investments in its foreign subsidiaries.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Consolidated Balance Sheets and subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. In the next twelve months, the Company estimates $0.3 million of unrealized losses, net of tax, related to currency rate, commodity price and interest rate risk hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

In March 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. In the first quarter of 2019, the interest rate swap with a notional amount of $175.0 million matured. The remaining interest rate swap agreement with a notional amount of $425.0 million matures in March 2020. Approximately 28.9% of the Company’s total outstanding long-term debt had its interest payments designated as a cash flow hedge under the remaining interest rate swap agreement as of June 30, 2019.

As of June 30, 2019, and December 31, 2018, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

Commodity	Units Hedged		Unit
	June 30,	December 31,
	2019	2018
Aluminum	1,019	1,446	MT
Copper	472	546	MT
Steel	5,223	7,080	Short tons

Currency	Units Hedged
	June 30,	December 31,
	2019	2018
Canadian Dollar	10,610,000	10,990,000
European Euro	7,803,000	9,878,000
British Pound	6,433,146	12,041,770
Mexican Peso	119,270,000	175,960,000
Singapore Dollar	1,179,000	1,480,000

The impact of derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets was as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended June 30,		Location	Three Months Ended June 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$0.6	$(2.5)	Cost of sales	$(0.3)	$(0.1)
Commodity contracts	(1.0)	0.9	Cost of sales	(0.2)	0.8
Interest rate swap contracts	(1.1)	1.1	Interest expense	0.8	0.4
Total	$(1.5)	$(0.5)		$0.3	$1.1

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Six Months Ended June 30,		Location	Six Months Ended June 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$0.5	$(1.7)	Cost of sales	$(0.6)	$0.4
Commodity contracts	(0.8)	0.4	Cost of sales	(0.3)	1.3
Interest rate swap contracts	(1.7)	4.1	Interest expense	1.9	0.3
Total	$(2.0)	$2.8		$1.0	$2.0

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

In October 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and had a scheduled maturity of February 2024. In June 2019, this interest rate swap agreement was terminated and the Company received cash in the amount of $14.0 million, representing the fair value of the swap and interest accrued through the date of the termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to the Company's Senior Notes of $0.3 million was recorded and will be amortized to "Interest expense" in the Consolidated Statements of Operations through February 2024.

As of June 30, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for the fair value hedge:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying amount of the hedged liability		Cumulative amount of fair value hedge adjustment included in the carrying amount of the hedged liability (1)
(in millions)	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Long-term debt and finance leases	$425.5	$411.3	$0.5	$(13.7)
Total	$425.5	$411.3	$0.5	$(13.7)
(1) The balance as of June 30, 2019 and December 31, 2018 includes $0.5 million and $0.3 million of hedging adjustment on a discontinued hedge relationship, respectively.

Consolidated Statements of Operations Location and Impact of Cash Flow and Fair Value Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

(in millions)	Location and amount of gain/(loss) recognized on fair value and cash flow hedging relationships
	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$270.0	$24.5	$271.4	$23.1
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$(7.3)	$—	$2.7
Derivative designated as hedging instrument	$—	$6.7	$—	$(2.9)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.3)	$—	$(0.1)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.2)	$—	$0.8	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$0.8	$—	$0.4

(in millions)	Location and amount of gain/(loss) recognized on fair value and cash flow hedging relationships
	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$518.8	$48.5	$495.6	$43.4
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$(14.3)	$—	$11.5
Derivative designated as hedging instrument	$—	$13.3	$—	$(11.4)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.6)	$—	$0.4	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.3)	$—	$1.3	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$1.9	$—	$0.3

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

Effective January 1, 2019, as a result of the adoption of ASU 2017-12, the Company elected to re-designate the CCS as a net investment hedge under the spot method. Changes in the fair value of the CCS that are included in the assessment of effectiveness due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the subsidiary. As an additional accounting policy election applied to similar hedges under ASU 2017-12, the initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the remaining life of the hedging instrument. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. The Company has elected to amortize the initial excluded component value as an increase of interest income within “Other expense — net” in the Consolidated Statements of Operations using the straight-line method over the remaining term of the CCS. Additionally, the accrual of periodic U.S. dollar and Euro-denominated interest receipts and payments under the terms of the CCS will also be recognized as interest income within “Other expense — net” in the Consolidated Statements of Operations.
The location and effects of the derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 were as follows:

Derivatives in net investment hedging relationships	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Three Months Ended		Location	Three Months Ended		Location	Three Months Ended
	June 30,			June 30,			June 30,
	2019	2018		2019	2018		2019	2018
Interest rate swap contract	$(0.3)	$3.6	N/A	$—	$—	Other expense — net	$0.4	$—
Total	$(0.3)	$3.6		$—	$—		$0.4	$—
N/A = Not applicable

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Six Months Ended		Location	Six Months Ended		Location	Six Months Ended
	June 30,			June 30,			June 30,
	2019	2018		2019	2018		2019	2018
Interest rate swap contract	$1.3	$1.9	N/A	$—	$—	Other expense — net	$0.8	$—
Total	$1.3	$1.9		$—	$—		$0.8	$—

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

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisition," for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million. Of this amount, $2.2 million and $10.0 million were recognized during the three and six months ended June 30, 2018, respectively, in "Other expense-net" in the Consolidated Statements of Operations. The cash flows related to the settlement of the SEK Contract were not related to the Company's ongoing revenue-producing or cost-generating activities and, therefore, were included within the investing activities in the Consolidated Statements of Cash Flows.

As of June 30, 2019 and December 31, 2018, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency	Units Hedged
	June 30,	December 31,
	2019	2018
Singapore Dollar	28,357,000	28,447,000
European Euro	70,733,000	69,700,000
British Pound	18,454,883	23,704,468
Mexican Peso	28,870,000	—
Swiss Franc	7,000,000	5,300,000
Canadian Dollar	2,200,000	—

The location and effects on the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 for gains or losses related to derivative instruments not designated as hedging instruments were as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Three Months Ended June 30,
	2019	2018
Foreign currency exchange contracts	$2.9	$2.1	Other expense — net
Total	$2.9	$2.1

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Six Months Ended June 30,
	2019	2018
Foreign currency exchange contracts	$5.7	$(10.8)	Other expense — net
Total	$5.7	$(10.8)

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		June 30,	December 31,
		2019	2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.5	$0.5
Commodity contracts	Prepaids and other current assets	—	0.2
Interest rate swap contracts	Prepaids and other current assets	0.7	4.8
Interest rate swap contracts	Other non-current assets	—	3.4
Total derivatives designated as hedging instruments		$1.2	$8.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.3	$0.1
Total derivatives NOT designated as hedging instruments		$0.3	$0.1

Total asset derivatives		$1.5	$9.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		June 30,	December 31,
		2019	2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.4	$1.5
Commodity contracts	Accrued expenses and other liabilities	1.3	0.9
Interest rate swap contracts	Accrued expenses and other liabilities	4.1	15.7
Foreign currency exchange contracts	Other long-term liabilities	0.1	—
Commodity contracts	Other long-term liabilities	—	0.4
Interest rate swap contracts	Other long-term liabilities	—	5.9
Total derivatives designated as hedging instruments		$5.9	$24.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.1	$0.3
Total derivatives NOT designated as hedging instruments		$0.1	$0.3

Total liability derivatives		$6.0	$24.7

11. Fair Value of Financial Instruments

In accordance with the Company's policy, fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The policy classifies the inputs used to measure fair value into the following hierarchy:

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

The Company utilizes the best available information in measuring fair value. The carrying values of cash and cash equivalents, accounts receivable, trade accounts payable and beneficial interest in sold receivables (see Note 4, "Accounts Receivable Securitization,"), approximate fair value, without being discounted, as of June 30, 2019 and December 31, 2018, as applicable, due to the short-term nature of these instruments. The short-term investment balance as of December 31, 2018 represented a certificate of deposit with an original scheduled maturity of 12 months, for which the Company had the intent and ability to hold until maturity and was classified as held-to-maturity and carried at amortized cost in the Consolidated Balance Sheets. There were no indicators of other-than-temporary impairment for this security and the Company did not experience any credit losses during any period prior to the June 2019 maturity date of the certificate of deposit.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 9, "Debt". The carrying amount of the Revolving Credit Facility approximates its fair value as the interest rates are variable and reflective of market rates. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $849.7 million and $815.5 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Company's Senior Notes was approximately $460.9 million and $457.0 million as of June 30, 2019 and December 31, 2018, respectively.

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value as of
	June 30, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Interest rate swap contracts	—	0.7	—	0.7
Total current assets at fair value	—	1.5	—	1.5
Total assets at fair value	$—	$1.5	$—	$1.5

Current liabilities:
Foreign currency exchange contracts	$—	$0.5	$—	$0.5
Commodity contracts	—	1.3	—	1.3
Interest rate swap contracts	—	4.1	—	4.1
Total current liabilities at fair value	—	5.9	—	5.9
Non-current liabilities:
Commodity contracts	—	0.1	—	0.1
Total non-current liabilities at fair value	—	0.1	—	0.1
Total liabilities at fair value	$—	$6.0	$—	$6.0

(in millions)	Fair Value as of
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$32.0	$—	$32.0
Foreign currency exchange contracts	—	0.6	—	0.6
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	4.8	—	4.8
Total current assets at fair value	$—	$37.6	$—	$37.6
Non-current assets:
Interest rate swap contracts	—	3.4	—	3.4
Total non-current assets at fair value	—	3.4	—	3.4
Total assets at fair value	$—	$41.0	$—	$41.0

Current liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8
Commodity contracts	—	0.9	—	0.9
Interest rate swap contracts	—	15.7	—	15.7
Total current liabilities at fair value	$—	$18.4	$—	$18.4
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts	—	5.9	—	5.9
Total non-current liabilities at fair value	—	6.3	—	6.3
Total liabilities at fair value	$—	$24.7	$—	$24.7

12. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of June 30, 2019 and December 31, 2018, the Company had reserved $40.2 million and $39.7 million, respectively, for warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

As of June 30, 2019, the Company has various product liability lawsuits pending. For products sold outside of the United States and Canada, the Company is insured by a third-party insurance company. For products sold in the United States and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

In the United States, the Company's current self-insured retention level is $0.3 million per occurrence and $1.0 million in the aggregate for product liability claims. In Canada, the Company's current self-insured retention level is $0.1 million per occurrence and $2.0 million in the aggregate for product liability claims. In addition, the Company's current self-retention level for commercial general liability is $2.0 million in the aggregate.

Product liability reserves totaled $1.3 million in each of the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 and were included in "Accrued expenses and other liabilities." As of June 30, 2019 and December 31, 2018, $0.7 million and $0.6 million, respectively, were reserved for specific cases and $0.6 million and $0.7 million, respectively, were reserved for claims anticipated to have occurred but are not yet reported with the reserves estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

The Company held reserves for environmental matters related to certain locations as of June 30, 2019 and December 31, 2018 of approximately $0.7 million, respectively. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of the Company’s internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of the Company's current and former executive officers and directors, with the Company named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. The Company intends to defend against these lawsuits vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of these matters and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome.

The Company has voluntarily disclosed to U.S. Customs & Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. The Company has completed the design of a statistical sample that is representative of its import activity and is in the process of collecting and analyzing relevant records. The Company is working diligently to provide CBP with a complete and accurate analysis and such efforts are expected to be ongoing. Based on currently known information, the Company expects to record a charge in its financial statements at the time it becomes reasonably estimable with respect to the range of potential loss that may result.

The Company is also subject to other litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of June 30, 2019 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

13. Product Warranties

In the normal course of business, the Company provides its customers product warranties covering workmanship, and in some cases materials, on products manufactured by the Company. Such product warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months, with certain equipment having longer-term warranties. If a product fails to comply with the Company's warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company accrues an estimate of costs that may be incurred under its warranty at the time the product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

The product warranty activity for the six months ended June 30, 2019 is as follows:

(in millions)
Balance as of December 31, 2018(1)	$39.7
Additions for issuance of warranties	19.1
Settlements (in cash or in kind)	(18.8)
Currency translation impact	0.2
Balance as of June 30, 2019(1)	$40.2

(1) Long-term warranty liabilities are included in "Other long-term liabilities" and totaled $10.0 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, was $2.2 million, respectively. The long-term portion of deferred revenue on warranties, included in "Other long-term liabilities" in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, was $3.8 million, respectively.

14. Employee Benefit Plans

The components of the periodic benefit costs for the defined benefit plans for the three and six months ended June 30, 2019 and 2018 are as follows:

(in millions)	Three Months Ended June 30,
	2019		2018
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$1.3	$—	$1.3	$0.1
Expected return on assets	(1.2)	(0.1)	(1.3)	—
Amortization of actuarial net loss	0.8	0.1	0.5	0.1
Net periodic benefit cost	$0.9	$—	$0.5	$0.2

(in millions)	Six Months Ended June 30,
	2019		2018
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$2.6	$0.1	$2.6	$0.2
Expected return on assets	(2.4)	(0.1)	(2.8)	—
Amortization of actuarial net loss	1.3	0.2	1.1	0.1
Settlement loss recognized	1.2	—	—	—
Net periodic benefit cost	$2.7	$0.2	$0.9	$0.3

The components of periodic benefit costs are included in "Other expense — net" in the Consolidated Statements of Operations.

During the first quarter of 2019, the Company took various actions to settle a portion of its United Kingdom ("U.K.") pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash loss for the accelerated recognition of unamortized losses of approximately $1.2 million, for the three months ended March 31, 2019, included in "Other expense - net" in the Consolidated Statements of Operations.

15. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate the Company's long-term growth and margin targets and to refine the Company's execution plans, which culminated in launching the Business Transformation program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms.

The components of Transformation Program expense for the three and six months ended June 30, 2019 are as follows:

(in millions)	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Transformation Program expense:
Cost of sales	$0.2	$0.2
Selling, general and administrative expenses	7.5	13.3
Total	$7.7	$13.5

Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company. The Company's facility and headcount reductions and organizational integration actions relate to discrete and unique restructuring events, primarily reflected in approved plans for reductions in force ("RIF").

The activity in the Company's restructuring liability for the three and six months ended June 30, 2019 is as follows:

(in millions)
Restructuring liability, as of December 31, 2018	$13.1
Restructuring activities	6.0
Cash payments	(3.8)
Non-cash adjustments (1)	(1.6)
Restructuring liability, as of June 30, 2019	$13.7

(1) The non-cash adjustments for the six months ended June 30, 2019, include $1.2 million of stock-based compensation related to the accelerated vesting of certain stock awards in connection with the Company's executive management restructuring actions and adjustments related to the plant consolidation of $0.2 million for inventory write-downs and $0.2 million for accelerated depreciation.

As of June 30, 2019 and December 31, 2018, the short-term portion of the restructuring liability was $4.4 million and $3.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the long-term portion of the restructuring liability was $9.3 million and $10.1 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the long-term portion of the restructuring liability is related to a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities.

During the first quarter of 2019, the Company recognized $4.2 million of severance and related costs resulting from a global RIF and limited executive management and restructuring actions. The Company recognized an additional $1.2 million of severance and related costs during the second quarter of 2019 related to continuing service requirements associated with these actions. The severance and related costs are included in "Restructuring expense" in the Company's Consolidated Statements of Operations.

During the second quarter of 2019, the Company completed the closure and plant consolidation of a small manufacturing facility in Baltimore, Maryland. As a result of this plant closure, the Company incurred total costs of $0.6 million, comprised o~~f~~ $0.2 million of inventory write-down and $0.2 million of accelerated depreciation included in "Cost of sales" and $0.2 million of severance and related costs, which are included in "Restructuring expense" in the Company's Consolidated Statements of Operations for the quarter ended June 30, 2019. The Company expects to incur an additional $0.2 million of "Restructuring expense" in the third quarter of 2019 related to continuing service requirements in the third quarter of 2019.

During the first quarter of 2018, the Company completed a limited management restructuring within its EMEA region. In connection with this action, the Company incurred severance and related costs of $0.4 million, which were recognized during the first quarter of 2018 in "Restructuring expense" in the Consolidated Statements of Operations.

During the second quarter of 2018, the Company completed a RIF within its EMEA and APAC regions, as part of its continued efforts to optimize and enhance operational efficiency. As a result, the Company incurred severance and related costs of $1.4 million, which were recognized during the second quarter of 2018 in "Restructuring expense" in the Consolidated Statements of Operations.

16. Accumulated Other Comprehensive Loss

The components of "Accumulated other comprehensive loss" as of June 30, 2019 and December 31, 2018 are as follows:

(in millions)	June 30,	December 31,
	2019	2018
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.9 million and $2.1 million, respectively	$1.0	$(6.5)
Derivative instrument fair market value, net of income tax expense of $0.6 million and $1.3 million, respectively	(1.5)	0.8
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.3 million and $6.3 million, respectively	(35.7)	(35.9)
Total accumulated other comprehensive loss	$(36.2)	$(41.6)

The summary of changes in "Accumulated other comprehensive loss" for the three and six months ended June 30, 2019 and 2018 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(2.9)	(3.1)
Reclassifications	—	(0.7)	1.8	1.1
Tax effect	(0.3)	0.2	(0.1)	(0.2)
Net current period other comprehensive loss	—	(1.0)	(1.2)	(2.2)
Balance as of March 31, 2019	$(6.5)	$(0.2)	$(37.1)	$(43.8)
Other comprehensive income (loss) before reclassifications	7.4	(1.5)	0.4	6.3
Reclassifications	—	(0.3)	0.9	0.6
Tax effect	0.1	0.5	0.1	0.7
Net current period other comprehensive income (loss)	7.5	(1.3)	1.4	7.6
Balance as of June 30, 2019	$1.0	$(1.5)	$(35.7)	$(36.2)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income and net earnings.

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(0.5)	3.3	—	2.8
Reclassifications	—	(0.9)	0.6	(0.3)
Tax effect	0.5	(0.4)	(0.1)	—
Net current period other comprehensive income	—	2.0	0.5	2.5
Balance as of March 31, 2018	$4.4	$5.6	$(39.5)	$(29.5)
Other comprehensive (loss) income before reclassifications	(6.8)	(0.5)	—	(7.3)
Reclassifications	—	(1.1)	0.6	(0.5)
Tax effect	(0.8)	0.4	(0.1)	(0.5)
Net current period other comprehensive (loss) income	(7.6)	(1.2)	0.5	(8.3)
Balance as of June 30, 2018	$(3.2)	$4.4	$(39.0)	$(37.8)

(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income and net earnings.

A reconciliation of the reclassifications from "Accumulated other comprehensive loss," net of tax, for the three months ended June 30, 2019 and 2018 is as follows:

(in millions)	Three Months Ended June 30,		Recognized Location
	2019	2018
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.3)	$(0.1)	Cost of sales
Commodity contracts	(0.2)	0.8	Cost of sales
Interest expense	0.8	0.4	Interest expense
Total before tax	0.3	1.1
Tax effect	0.2	(0.1)	Income taxes
Net of tax	$0.5	$1.0

Amortization of pension and postretirement items:
Actuarial losses	$(0.9)	$(0.6)	Note 14, "Employee Benefit Plans"
Total before tax	(0.9)	(0.6)
Tax effect	—	—	Income taxes
Net of tax	$(0.9)	$(0.6)

Total reclassifications for the period	$(0.4)	$0.4

(in millions)	Six Months Ended June 30,		Recognized Location
	2019	2018
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.6)	$0.4	Cost of sales
Commodity contracts	(0.3)	1.3	Cost of sales
Interest expense	1.9	0.3	Interest expense
Total before tax	1.0	2.0
Tax effect	0.3	(0.4)	Income taxes
Net of tax	$1.3	$1.6

Amortization of pension and postretirement items:
Actuarial losses	$(1.5)	$(1.2)	Note 14, "Employee Benefit Plans"
Pension settlement	(1.2)	—	Note 14, "Employee Benefit Plans"
Total before tax	(2.7)	(1.2)
Tax effect	0.1	0.2	Income taxes
Net of tax	$(2.6)	$(1.0)

Total reclassifications for the period	$(1.3)	$0.6	Net of tax

17. Leases

The Company enters into contracts to lease real estate, manufacturing and office equipment and vehicles. The Company’s most significant leases are for real estate and have remaining contract lease terms ranging from less than one year to 13 years. Operating leases result in a straight-line lease expense, while the accounting for finance leases results in a front-loaded expense pattern.

The Company does not have any contracts where it is the lessor, does not sublease any of its leased assets to third-parties and is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As a lessee, the Company periodically reassesses and remeasures its leases based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and discount rate. No impairment indicators were identified during the six months ended June 30, 2019.

The components of lease expense for the three and six months ended June 30, 2019 are as follows:

(in millions)	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$4.1	$8.0
Finance lease expense:
Depreciation of assets	0.2	0.5
Interest on lease liabilities	0.1	0.1
Short-term lease expense	0.7	1.5
Variable lease expense	0.4	0.5
Total lease expense	$5.5	$10.6

The supplemental balance sheet information related to leases is as follows:

(in millions, except lease term and discount rate)	June 30,
2019
Operating leases:
Operating lease right-of-use assets	$40.4

Current operating lease liabilities	$11.0
Non-current operating lease liabilities	28.4
Total operating lease liabilities	$39.4

Finance leases:
Property, plant and equipment — at cost	$5.6
Accumulated depreciation	(2.9)
Property, plant and equipment — net	$2.7

Current obligations of finance leases	$1.2
Finance leases, net of current obligations	1.3
Total finance lease liabilities	$2.5

Weighted average remaining lease term (in years):
Operating leases	6.9
Finance leases	2.5

Weighted average discount rate:
Operating leases	7.7%
Finance leases	4.4%

The assets associated with operating leases are included in "Operating lease right-of-use assets" with the current and non-current liabilities included in "Accrued expenses and other liabilities" and "Operating lease liabilities", respectively, in the Company's Consolidated Balance Sheets. The assets associated with finance leases are included in "Property, plant and equipment — net," with the current and non-current liabilities recognized in "Short-term borrowings and current portion of finance leases" and "Long-term debt and finance leases," respectively, in the Company's Consolidated Balance Sheets.

The supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows:

Six Months Ended June 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$7.2
Operating cash flows used in financing leases	$0.1
Financing cash flows used in financing leases	$0.6
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$8.7
Finance Leases	$0.2

The following table presents the future maturities of the Company's lease liabilities as of June 30, 2019:

(in millions)	Operating	Financing
Year ending December 31:
2019 (excluding the six months ended June 30, 2019)	$7.3	$0.6
2020	11.0	1.2
2021	7.2	0.6
2022	4.4	0.2
2023	3.4	—
Thereafter	20.1	—
Total lease payments	53.4	2.6
Less: imputed interest	(14.0)	(0.1)
Total lease obligations	$39.4	$2.5

The Company's future minimum lease commitments as of December 31, 2018, presented in accordance with ASC Codification Topic 840, the predecessor to ASC Topic 842, are as follows:

(in millions)	Operating	Financing
Year ending December 31:
2019	$15.1	$1.1
2020	10.8	0.9
2021	6.7	0.5
2022	3.6	0.3
2023	1.5	—
Thereafter	5.9	—
Total minimum lease commitments	$43.6	$2.8

18. Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding — Basic	140,992,451	139,998,308	140,803,382	139,853,748

Effect of dilutive securities:
Stock options	190,901	614,882	209,968	670,264
Unvested restricted stock units	175,652	259,300	237,335	410,074
Unvested performance share units	57,764	198,769	52,001	197,036
Effect of dilutive securities	424,317	1,072,951	499,304	1,277,374

Weighted average shares outstanding — Diluted	141,416,768	141,071,259	141,302,686	141,131,122

For the three and six months ended June 30, 2019, there were 1.2 million and 1.5 million securities, respectively, excluded from the computation of earnings per share because their effect would have been antidilutive. For the three and six months ended June 30, 2018, there were 0.8 million securities, respectively, excluded from the computation of earnings per share because their effect would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

19. Business Segments

The Company identifies its business segments using the "management approach," which designates the internal organization used by management for making operating decisions and assessing performance as the source for determining the Company's geographic segments. Management organizes and manages the business based on three geographical segments: the Americas, EMEA and APAC. The accounting policies of the Company's geographic segments are the same as those described in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation."

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense — net, depreciation and amortization expense plus certain other items such as gain or loss from impairment or disposal of assets, restructuring activities, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expenses, expenses associated with pension settlements, foreign currency translation gain or loss, certain other items, and the tax effect of the aforementioned adjustments, as applicable. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

Financial information relating to the Company's geographic segments for the three and six months ended June 30, 2019 and 2018, respectively, is as follows:

(in millions, except percentage data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Americas	$335.9	$328.2	$611.0	$608.4
EMEA	98.8	99.3	205.5	180.3
APAC	60.1	57.7	114.9	101.2
Elimination of intersegment sales	(68.5)	(64.5)	(129.8)	(118.8)
Total net sales	$426.3	$420.7	$801.6	$771.1

Segment Adjusted Operating EBITDA:
Americas	$69.4	$61.5	$110.2	$109.1
EMEA	18.3	22.4	36.6	36.5
APAC	7.4	7.5	15.3	13.0
Total Segment Adjusted Operating EBITDA	95.1	91.4	162.1	158.6
Corporate and unallocated	(12.3)	(15.9)	(29.2)	(27.8)
Amortization expense	(9.9)	(9.4)	(19.4)	(17.3)
Depreciation expense	(6.0)	(4.5)	(10.9)	(8.7)
Transaction costs (1)	(0.2)	(4.7)	(0.6)	(5.9)
Other items (2)	—	—	(0.8)	—
Transformation Program expense (3)	(7.7)	—	(13.5)	—
Separation expense	—	—	—	(0.1)
Restructuring activities (4)	(1.8)	(1.4)	(6.0)	(1.8)
Gain from disposal of assets — net	—	0.1	—	0.2
Earnings from operations	57.2	55.6	81.7	97.2
Interest expense	(24.5)	(23.1)	(48.5)	(43.4)
Other expense — net	(5.6)	(15.3)	(8.6)	(23.8)
Earnings before income taxes	$27.1	$17.2	$24.6	$30.0
(1) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the six months ended June 30, 2019 and $1.5 million for the three and six months ended June 30, 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $3.2 million and $4.4 million for the three and six months ended June 30, 2018, respectively.

(2) Other items are costs which are not representative of the Company's ongoing operational activities. For the six months ended June 30, 2019, these costs include other professional fees of $0.8 million and are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations.

(3) Transformation Program expense includes consulting and other costs associated with executing the Company's Transformation Program initiatives. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.

(4) Restructuring activities comprise costs associated with actions taken to improve operating efficiencies and rationalize the Company's cost structure. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.

Adjusted Operating EBITDA % by segment: (5)
Americas	20.7%	18.7%	18.0%	17.9%
EMEA	18.5%	22.6%	17.8%	20.2%
APAC	12.3%	13.0%	13.3%	12.8%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Third-party net sales by geographic area (6):
United States	$279.1	$269.7	$504.1	$493.1
Other Americas	26.4	28.3	46.7	56.8
EMEA	76.3	78.6	164.9	140.7
APAC	44.5	44.1	85.9	80.5
Total net sales by geographic area	$426.3	$420.7	$801.6	$771.1
(6) Net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic segment for the three and six months ended June 30, 2019 and 2018 are as follows:

(in millions)	Three Months Ended June 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$259.2	$43.4	$302.6
EMEA	65.5	11.8	77.3
APAC	40.5	5.9	46.4
Total net sales	$365.2	$61.1	$426.3

(in millions)	Three months ended June 30, 2018
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$251.7	$43.0	$294.7
EMEA	66.9	12.7	79.6
APAC	39.8	6.6	46.4
Total net sales	$358.4	$62.3	$420.7

(in millions)	Six Months Ended June 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$461.8	$81.6	$543.4
EMEA	143.0	25.2	168.2
APAC	76.5	13.5	90.0
Total net sales	$681.3	$120.3	$801.6

(in millions)	Six months ended June 30, 2018
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$460.8	$83.9	$544.7
EMEA	118.6	25.1	143.7
APAC	69.0	13.7	82.7
Total net sales	$648.4	$122.7	$771.1

As of June 30, 2019 and December 31, 2018, total assets by geographic segment are as follows:

(in millions)	June 30,	December 31,
	2019	2018
Americas	$1,577.9	$1,437.3
EMEA	370.6	324.2
APAC	192.7	169.0
Corporate	50.0	144.5
Total assets	$2,191.2	$2,075.0

20. Revision of Previously Issued Consolidated Financial Statements

As disclosed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," the following tables set forth the impact of the error corrections for the three and six months ended June 30, 2018.

The following table summarizes the effects of these corrections on the Company’s unaudited Consolidated Statements of Operations by financial statement line item:

(in millions, except per share data)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income taxes	$5.1	$0.1	$5.2	$5.4	$0.2	$5.6
Net earnings	$12.1	$(0.1)	$12.0	$24.6	$(0.2)	$24.4

Per share data
Earnings per share — Basic	$0.09	$—	$0.09	$0.18	$(0.01)	$0.17
Earnings per share — Diluted	$0.09	$—	$0.09	$0.17	$—	$0.17

The following table summarizes the effects these corrections had on the Company's unaudited Consolidated Statements of Comprehensive Income by financial statement line item:

(in millions)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net earnings	$12.1	$(0.1)	$12.0	$24.6	$(0.2)	$24.4
Foreign currency translation adjustments	$(7.6)	$—	$(7.6)	$(7.5)	$(0.1)	$(7.6)
Total other comprehensive income, net of tax	$(8.3)	$—	$(8.3)	$(5.7)	$(0.1)	$(5.8)
Comprehensive income	$3.8	$(0.1)	$3.7	$18.9	$(0.3)	$18.6

The following table summarizes the effects these corrections had on the Company's unaudited Consolidated Statements of Cash Flows by financial statement line item:

(in millions)	Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised
Net earnings	$24.6	$(0.2)	$24.4
Accounts receivable	$(313.0)	$20.9	$(292.1)
Other current and long-term liabilities	$(27.2)	$(3.7)	$(30.9)
Net cash (used in) provided by operating activities	$(288.0)	$17.0	$(271.0)
Cash receipts on beneficial interest in sold receivables	$285.7	$(20.9)	$264.8
Purchase of short-term investment	$—	$(35.0)	$(35.0)
Proceeds from maturity of short-term investment	$—	$20.7	$20.7
Other	$—	$0.6	$0.6
Net cash provided by (used in) investing activities	$52.1	$(34.6)	$17.5
Effect of exchange rate changes on cash	$(5.2)	$4.3	$(0.9)
Net decrease in cash and cash equivalents and restricted cash	$(24.5)	$(13.3)	$(37.8)
Balance at beginning of period	$128.7	$(19.9)	$108.8
Balance at end of period	$104.2	$(33.2)	$71.0
Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$350.6	$14.5	$365.1

The following table summarizes the effects these corrections had on the Company's unaudited Consolidated Statements of Equity by financial statement line item:

(in millions)	Three months ended June 30, 2018
	As Reported	Adjustment	As Revised
Net earnings	$12.1	$(0.1)	$12.0
Additional paid-in capital (deficit)	$(52.9)	$8.6	$(44.3)
Retained earnings	$230.2	$(15.6)	$214.6
Accumulated other comprehensive loss	$(37.7)	$(0.1)	$(37.8)
Total equity	$140.8	$(7.1)	$133.7

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$306.0	$240.0	$(119.7)	$426.3
Cost of sales	0.8	228.9	160.0	(119.7)	270.0
Gross profit	(0.8)	77.1	80.0	—	156.3
Selling, general and administrative expenses	19.3	38.0	30.5	—	87.8
Amortization expense	—	7.1	2.8	—	9.9
Restructuring expense	1.3	0.4	(0.3)	—	1.4
(Loss) earnings from operations	(21.4)	31.6	47.0	—	57.2
Interest expense	23.5	0.3	0.7	—	24.5
Other (income) expense — net	(4.0)	(6.1)	15.7	—	5.6
Equity in earnings of subsidiaries	51.0	23.2	—	(74.2)	—
Earnings before income taxes	10.1	60.6	30.6	(74.2)	27.1
Income taxes	(9.9)	9.6	7.4	—	7.1
Net earnings	$20.0	$51.0	$23.2	$(74.2)	$20.0
Total other comprehensive income, net of tax	7.6	9.1	9.3	(18.4)	7.6
Comprehensive income	$27.6	$60.1	$32.5	$(92.6)	$27.6

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$299.7	$249.1	$(128.1)	$420.7
Cost of sales	0.9	224.8	173.8	(128.1)	271.4
Gross profit	(0.9)	74.9	75.3	—	149.3
Selling, general and administrative expenses	10.3	37.8	34.9	—	83.0
Amortization expense	—	7.2	2.2	—	9.4
Restructuring expense	—	0.2	1.2	—	1.4
Gain from disposal of assets — net	—	(0.1)	—	—	(0.1)
(Loss) earnings from operations	(11.2)	29.8	37.0	—	55.6
Interest expense	21.1	0.2	1.8	—	23.1
Other (income) expense — net	(4.4)	(3.0)	22.7	—	15.3
Equity in earnings of subsidiaries	29.6	7.0	—	(36.6)	—
Earnings before income taxes	1.7	39.6	12.5	(36.6)	17.2
Income taxes	(10.3)	10.0	5.5	—	5.2
Net earnings	$12.0	$29.6	$7.0	$(36.6)	$12.0
Total other comprehensive loss, net of tax	(8.3)	(12.8)	(10.5)	23.3	(8.3)
Comprehensive income (loss)	$3.7	$16.8	$(3.5)	$(13.3)	$3.7

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$553.2	$471.0	$(222.6)	$801.6
Cost of sales	1.8	417.5	322.1	(222.6)	518.8
Gross profit	(1.8)	135.7	148.9	—	282.8
Selling, general and administrative expenses	36.4	77.1	62.6	—	176.1
Amortization expense	—	14.2	5.2	—	19.4
Restructuring expense	2.8	1.7	1.1	—	5.6
(Loss) earnings from operations	(41.0)	42.7	80.0	—	81.7
Interest expense	45.3	0.5	2.7	—	48.5
Other (income) expense — net	(10.4)	(6.8)	25.8	—	8.6
Equity in earnings of subsidiaries	74.6	38.3	—	(112.9)	—
(Loss) earnings before income taxes	(1.3)	87.3	51.5	(112.9)	24.6
Income taxes	(18.7)	12.7	13.2	—	7.2
Net earnings	$17.4	$74.6	$38.3	$(112.9)	$17.4
Total other comprehensive income (loss), net of tax	5.4	(21.4)	(19.2)	40.6	5.4
Comprehensive income	$22.8	$53.2	$19.1	$(72.3)	$22.8

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Six months ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$551.8	$453.3	$(234.0)	$771.1
Cost of sales	1.7	416.2	311.7	(234.0)	495.6
Gross profit	(1.7)	135.6	141.6	—	275.5
Selling, general and administrative expenses	19.3	75.4	64.7	—	159.4
Amortization expense	—	14.3	3.0	—	17.3
Restructuring expense	—	0.1	1.7	—	1.8
Gain from disposal of assets — net	—	(0.2)	—	—	(0.2)
(Loss) earnings from operations	(21.0)	46.0	72.2	—	97.2
Interest expense	40.2	0.5	2.7	—	43.4
Other (income) expense — net	(8.0)	(5.9)	37.7	—	23.8
Equity in earnings of subsidiaries	56.3	20.2	—	(76.5)	—
Earnings before income taxes	3.1	71.6	31.8	(76.5)	30.0
Income taxes	(21.3)	15.3	11.6	—	5.6
Net earnings	$24.4	$56.3	$20.2	$(76.5)	$24.4
Total other comprehensive loss, net of tax	(5.8)	(12.1)	(9.1)	21.2	(5.8)
Comprehensive income	$18.6	$44.2	$11.1	$(55.3)	$18.6

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$—	$90.4	$(2.6)	$89.3
Accounts receivable — net	—	112.7	103.7	—	216.4
Inventories — net	—	104.1	96.5	—	200.6
Prepaids and other current assets	18.2	7.2	13.3	—	38.7
Total current assets	19.7	224.0	303.9	(2.6)	545.0
Property, plant and equipment — net	8.3	67.8	42.4	—	118.5
Operating lease right-of-use assets	—	5.4	35.0	—	40.4
Goodwill	—	832.5	101.4	—	933.9
Other intangible assets — net	—	356.5	168.2	—	524.7
Intercompany long-term note receivable	20.0	3,324.5	9.9	(3,354.4)	—
Investment in subsidiaries	4,273.5	—	—	(4,273.5)	—
Other non-current assets	6.6	4.2	17.9	—	28.7
Total assets	$4,328.1	$4,814.9	$678.7	$(7,630.5)	$2,191.2
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.9	$59.4	$58.4	$(2.6)	$116.1
Accrued expenses and other liabilities	36.1	78.0	59.2	—	173.3
Short-term borrowings and current portion of finance leases	—	0.9	0.3	—	1.2
Product warranties	—	19.5	10.7	—	30.2
Total current liabilities	37.0	157.8	128.6	(2.6)	320.8
Long-term debt and finance leases	1,402.7	0.7	44.9	—	1,448.3
Deferred income taxes	59.9	—	43.9	—	103.8
Pension and postretirement health obligations	14.8	9.9	12.5	—	37.2
Intercompany long-term note payable	2,589.8	—	764.6	(3,354.4)	—
Investment in subsidiaries	—	350.1	—	(350.1)	—
Operating lease liabilities	—	2.3	26.1	—	28.4
Other long-term liabilities	7.2	20.6	8.2	—	36.0
Total non-current liabilities	4,074.4	383.6	900.2	(3,704.5)	1,653.7
Total equity (deficit)	216.7	4,273.5	(350.1)	(3,923.4)	216.7
Total liabilities and equity	$4,328.1	$4,814.9	$678.7	$(7,630.5)	$2,191.2

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

	December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.5	$69.7	$—	$70.4
Restricted cash	—	—	2.8	—	2.8
Short-term investment	—	—	32.0	—	32.0
Accounts receivable — net	—	—	114.3	(1.8)	112.5
Inventories — net	—	99.8	90.8	—	190.6
Prepaids and other current assets	17.0	3.5	11.7	—	32.2
Total current assets	17.2	103.8	321.3	(1.8)	440.5
Property, plant and equipment — net	3.0	71.1	44.9	—	119.0
Goodwill	—	832.4	103.2	—	935.6
Other intangible assets — net	—	370.8	175.9	—	546.7
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,395.0	—	(3,395.0)	—
Investment in subsidiaries	4,200.5	—	—	(4,200.5)	—
Other non-current assets	12.1	4.0	28.1	(11.0)	33.2
Total assets	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$81.5	$71.2	$(1.9)	$151.0
Accrued expenses and other liabilities	33.9	88.8	61.0	—	183.7
Short-term borrowings and current portion of finance leases	—	0.9	15.2	—	16.1
Product warranties	—	18.2	9.7	—	27.9
Total current liabilities	34.1	189.4	157.1	(1.9)	378.7
Long-term debt and finance leases	1,246.6	1.2	74.0	—	1,321.8
Deferred income taxes	60.5	—	43.8	—	104.3
Pension and postretirement health obligations	45.5	4.6	—	(10.9)	39.2
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,649.5	—	745.5	(3,395.0)	—
Investment in subsidiaries	—	368.3	—	(368.3)	—
Other long-term liabilities	14.5	23.2	6.9	—	44.6
Total non-current liabilities	4,032.3	397.3	894.5	(3,814.2)	1,509.9
Total equity (deficit)	186.4	4,200.5	(368.3)	(3,832.2)	186.4
Total liabilities and equity	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(61.6)	$(150.1)	$(167.8)	$(2.5)	$(382.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	75.8	204.9	—	280.7
Capital expenditures	(2.7)	(5.6)	(1.8)	—	(10.1)
Proceeds from maturity of short-term investment	—	—	32.0	—	32.0
Intercompany investment	—	80.7	(5.2)	(75.5)	—
Other	0.6	—	—	—	0.6
Net cash (used in) provided by investing activities	(2.1)	150.9	229.9	(75.5)	303.2
Cash flows from financing activities
Proceeds from long-term debt	274.9	—	—	—	274.9
Repayments on long-term debt and finance leases	(135.0)	(0.5)	(29.3)	—	(164.8)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	2.6	—	—	—	2.6
Payments on tax withholdings for equity awards	(2.0)	—	—	—	(2.0)
Intercompany financing	(75.4)	—	—	75.4	—
Net cash provided by (used in) financing activities	65.1	(1.3)	(44.3)	75.4	94.9
Effect of exchange rate changes on cash	(0.1)	—	0.1	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	1.3	(0.5)	17.9	(2.6)	16.1
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$1.5	$—	$90.4	$(2.6)	$89.3

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(45.8)	$31.2	$(257.2)	$0.8	$(271.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	264.8	—	264.8
Capital expenditures	(0.1)	(5.5)	(2.4)	—	(8.0)
Purchase of short-term investment	—	—	(35.0)	—	(35.0)
Proceeds from maturity of short-term investment	—	—	20.7	—	20.7
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Intercompany investment	—	(24.5)	77.0	(52.5)	—
Other	0.6	—	—	—	0.6
Net cash provided by (used in) investing activities	0.5	(30.0)	99.5	(52.5)	17.5
Cash flows from financing activities
Proceeds from long-term debt	161.0	—	100.0	—	261.0
Repayments on long-term debt and finance leases	(56.0)	(0.2)	(20.2)	—	(76.4)
Debt issuance costs	(0.4)	—	—	—	(0.4)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Exercises of stock options	4.8	—	—	—	4.8
Payments on tax withholdings for equity awards	(2.4)	—	—	—	(2.4)
Intercompany financing	(52.5)	—	—	52.5	—
Net cash provided by (used in) financing activities	54.5	(0.2)	109.8	52.5	216.6
Effect of exchange rate changes on cash	(8.5)	—	7.6	—	(0.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	0.7	1.0	(40.3)	0.8	(37.8)
Balance at beginning of period	8.8	—	100.8	(0.8)	108.8
Balance at end of period	$9.5	$1.0	$60.5	$—	$71.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. See "Cautionary Statements Regarding Forward-Looking Information" for a discussion of the risks, uncertainties and assumptions that may cause actual results to differ materially from those discussed in the forward -looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measures” below. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

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

We manage our business in three geographic segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is comprised of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment is principally comprised of markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia and New Zealand. These geographic segments represent the level at which separate financial information is available and is used by management to assess the financial performance and allocate resources. We evaluate segment performance based on Adjusted Operating EBITDA (a non-GAAP measure). See Note 19, "Business Segments," of the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our geographic segments.

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the three months ended June 30, 2019 include the following:

•	Net sales were $426.3 million, an increase of 1.3% from prior year. Organic Net Sales (a non-GAAP metric) increased 2.2%.

•	Earnings from operations were $57.2 million, an increase of 2.9% from prior year.

•
Adjusted Operating EBITDA (a non-GAAP metric) was $82.8 million, an increase of 9.7% from prior year while Adjusted Operating EBITDA margin (a non-GAAP metric) was 19.4%, an increase of 150 basis points.

•	Net earnings were $20.0 million, an increase of 66.7% from prior year while Adjusted Net Earnings (a non-GAAP metric) were $30.8 million, an increase of 7.3%.

•	Diluted net earnings per share were $0.14, an increase of 55.6% from prior year while Adjusted Diluted Net Earnings Per Share (a non-GAAP metric) were $0.22, an increase of 10.0%.

•
As of June 30, 2019, our total liquidity was $296.7 million, comprised of $89.3 million of cash and cash equivalents and $207.4 million available for additional borrowing under the senior secured revolving credit facility, compared to liquidity of $389.2 million as of December 31, 2018. Our total outstanding long-term debt, excluding finance leases, as of June 30, 2019 was $1,447.0 million.

Strategic Objectives

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

During the first quarter of 2019, we initiated a comprehensive operational review to validate our long-term growth and margin targets and to refine our execution plans, which culminated in launching our Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We anticipate incurring consulting costs, restructuring charges, and other related transformation expenses of $75 to $85 million through 2021, with estimated costs of $28 to $33 million to be incurred for the year ending December 31, 2019. We incurred $7.7 million and $13.5 million during the three and six months ended June 30, 2019 in connection with the operational review and execution of the Transformation Program. The costs are expected to primarily be settled in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program and are currently targeting annualized savings in excess of $75 million by the end of 2021, with expected annualized savings of $1 to $3 million for the year ending December 31, 2019. We may realize additional benefits from pricing optimization developed in conjunction with this program. The actual timing of costs and realized savings of the program may differ from our current expectations and estimates.

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

Revision of Previously Issued Consolidated Financial Statements

Certain prior period amounts relating to the three and six months ended June 30, 2018 have been revised to reflect the impact of corrections of errors. Accordingly, the relevant information presented herein has been updated to reflect these corrections. Refer to Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and Note 20, "Revision of Previously Issued Consolidated Financial Statements," to our unaudited consolidated financial statements for further information.

Industry and Business Conditions

We expect stable market conditions in the second half of 2019 as our customers grow market penetration through expansion into new service categories and geographies. Sales growth is expected primarily from improvements in general market conditions and the benefit of pricing actions. The growth in sales combined with continued focus on driving operational efficiencies through the Transformation Program are anticipated to offset inflationary pressures in labor and material costs as well as tariffs.

As a result of the U.S. Tax Cuts and Jobs Act, additional legislative and regulatory guidance may be issued, which could impact our effective tax rate in future periods.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Three Months Ended June 30,		Change
	2019	2018	$	%
Net sales	$426.3	$420.7	$5.6	1.3%
Cost of sales	270.0	271.4	(1.4)	(0.5)%
Gross profit	156.3	149.3	7.0	4.7%
Gross margin (% of Net sales)	36.7%	35.5%		1.2%
Selling, general and administrative expenses	87.8	83.0	4.8	5.8%
Amortization expense	9.9	9.4	0.5	5.3%
Restructuring expense	1.4	1.4	—	—%
Gain from disposal of assets — net	—	(0.1)	0.1	(100.0)%
Earnings from operations	57.2	55.6	1.6	2.9%
Interest expense	24.5	23.1	1.4	6.1%
Other expense — net	5.6	15.3	(9.7)	(63.4)%
Earnings before income taxes	27.1	17.2	9.9	57.6%
Income taxes	7.1	5.2	1.9	36.5%
Net earnings	$20.0	$12.0	$8.0	66.7%

Analysis of Net Sales

"Net sales" for our geographic segments comprised the following for the periods presented:

(in millions)	Three Months Ended June 30,		Change
	2019	2018	$	%
Americas	$335.9	$328.2	$7.7	2.3%
EMEA	98.8	99.3	(0.5)	(0.5)%
APAC	60.1	57.7	2.4	4.2%
Elimination of intersegment sales	(68.5)	(64.5)	(4.0)	(6.2)%
Total net sales	$426.3	$420.7	$5.6	1.3%

Net sales totaled $426.3 million for the three months ended June 30, 2019 representing an increase of $5.6 million, or 1.3%, compared to same period of the prior year. The increase in net sales was primarily driven by higher net pricing, incremental net sales from Crem products and higher volumes. Foreign currency translation negatively impacted total net sales for the three months ended June 30, 2019 by $7.3 million, or 1.7%. Organic net sales (a non-GAAP metric) increased 2.2% for the three months ended June 30, 2019 compared to the same period of the prior year.

Net sales in the Americas segment increased $7.7 million, or 2.3%, for the three months ended June 30, 2019 comprised of a $7.9 million increase in third-party net sales partially offset by a $0.2 million decrease in intersegment sales. The third-party net sales increase was primarily driven by increased volumes of cold-side products and higher net pricing. Foreign currency translation negatively impacted Americas third-party net sales by $1.1 million for the three months ended June 30, 2019.

Net sales in the EMEA segment decreased $0.5 million, or 0.5%, for the three months ended June 30, 2019, which consisted of lower third-party net sales of $2.3 million partially offset by higher intersegment sales of $1.8 million. The decrease in EMEA third-party net sales is primarily due to a $4.7 million negative impact from foreign currency translation partially offset by $2.7 million of incremental net sales from Crem products and higher net pricing.

Net sales in the APAC segment increased $2.4 million, or 4.2%, for the three months ended June 30, 2019 primarily as a result of an increase in intersegment sales of $2.4 million. Third-party net sales remained consistent in comparison with the same period of the prior year, with an increase in Fabristeel project-based sales and $0.5 million of incremental net sales from Crem products offset by a decrease in hot-side product volumes. Foreign currency translation had a negative impact of $1.5 million on APAC third-party net sales for the three months ended June 30, 2019.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended June 30, 2019 totaled $156.3 million, an increase of $7.0 million, or 4.7%, compared to the same period of the prior year. This increase was primarily driven by: (i) $6.0 million favorable impact from increased net pricing, (ii) $2.4 million favorable impact from increased product volume and mix, (iv) a $1.5 million decrease in acquisition-related costs and (v) and incremental gross profit from the Crem operations of $1.4 million. These positive impacts were partially offset by a negative foreign currency translation impact of $3.6 million and unfavorable material costs of $1.2 million, inclusive of a $2.5 million positive impact on tariffs mainly due to a favorable ruling on the applicability of tariffs on certain of our products.

Selling, general and administrative expenses

"Selling, general and administrative expenses" totaled $87.8 million for the three months ended June 30, 2019, an increase of $4.8 million, or 5.8%, compared to the same period of the prior year. This increase is primarily due to Transformation Program costs of $7.5 million primarily comprised of third-party consulting costs and a $1.5 million increase in depreciation expense. These increases were partially offset by $3.1 million of lower acquisition-related costs attributable to the 2018 acquisition of Crem and a positive foreign currency translation impact of $1.6 million.

Restructuring expense

"Restructuring expense" for the three months ended June 30, 2019, was $1.4 million, comprised primarily of severance and related costs associated with continuing service requirements in connection with our global and limited executive management restructuring actions completed in the first quarter of 2019. "Restructuring expense" for the three months ended June 30, 2018 was $1.4 million, which was associated with restructuring actions in the EMEA and APAC regions as a part of our continued efforts to optimize and enhance operational efficiency.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for our geographic segments was comprised of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended June 30,		Change
	2019	2018	$	%
Americas	$69.4	$61.5	$7.9	12.8%
EMEA	18.3	22.4	(4.1)	(18.3)%
APAC	7.4	7.5	(0.1)	(1.3)%
Total Segment Adjusted Operating EBITDA	95.1	91.4	3.7	4.0%
Less: Corporate and unallocated	(12.3)	(15.9)	3.6	22.6%
Total Adjusted Operating EBITDA	$82.8	$75.5	$7.3	9.7%

Adjusted Operating EBITDA margin (1)	19.4%	17.9%		1.5%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended June 30, 2019 increased by $7.9 million, or 12.8%. This increase was primarily the result of a $7.0 million favorable impact from net pricing and favorable material and tariff costs of $1.4 million, inclusive of a $2.5 million positive impact on tariffs mainly due to a favorable ruling on the applicability of tariffs on certain of our products.

Adjusted Operating EBITDA in the EMEA segment for the three months ended June 30, 2019 decreased by $4.1 million, or 18.3%, which is primarily the result of: (i) higher research and development costs totaling $1.5 million, (ii) a $1.1 million unfavorable foreign currency translation impact and (iii) higher material and other manufacturing costs of $1.1 million.

Adjusted Operating EBITDA in the APAC segment decreased $0.1 million, or 1.3%, for the three months ended June 30, 2019. This decrease was primarily driven by: (i) increased employee-related and professional fees of $0.8 million, (ii) lower product volumes and mix of $0.5 million, (iii) a $0.4 million unfavorable foreign currency translation impact and (iv) increased material and manufacturing costs of $0.3 million. These decreases were offset by lower research and development costs of $1.5 million and an increase in net pricing of $0.5 million.

Corporate and unallocated reflects certain corporate-level expenses and eliminations, which are not allocated to the segments. For the three months ended June 30, 2019, corporate and unallocated costs decreased by $3.6 million, or 22.6%, primarily driven by a decrease in the elimination of profit of inventory attributable to lower intercompany inventory on hand.

Analysis of Non-Operating Income Statement Items

For the three months ended June 30, 2019, "Interest expense" increased $1.4 million, to $24.5 million, primarily due to an increase in weighted average interest rates and higher average borrowings outstanding compared to the same period of the prior year.

For the three months ended June 30, 2019, "Other expense—net" was $5.6 million, a decrease of $9.7 million, compared to the same period of the prior year. The decrease is primarily the result of expenses incurred during the three months ended June 30, 2018, which did not recur during the second quarter of 2019, comprised of $9.1 million of foreign currency transaction losses on debt and a $2.2 million loss on a foreign currency hedge for the Crem acquisition purchase price. These decreases are partially offset by a net increase of $2.0 million of other foreign currency transaction losses incurred during the three months ended June 30, 2019 compared to the same period of the prior year.

Analysis of Income Taxes

For the three months ended June 30, 2019, we recorded a $7.1 million income tax provision, reflecting a 26.2% effective tax rate, compared to a $5.2 million income tax provision for the three months ended June 30, 2018, reflecting a 30.2% effective tax rate. The $1.9 million increase in the income tax provision for the three months ended June 30, 2019 is primarily attributable to the increased earnings before income taxes partially offset by a decrease in the effective tax rate based on changes in the relative weighting of jurisdictional income compared to prior year.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2019	2018	$	%
Net sales	$801.6	$771.1	$30.5	4.0%
Cost of sales	518.8	495.6	23.2	4.7%
Gross profit	282.8	275.5	7.3	2.6%
Gross profit (% of Net sales)	35.3%	35.7%		(0.4)%
Selling, general and administrative expenses	176.1	159.4	16.7	10.5%
Amortization expense	19.4	17.3	2.1	12.1%
Restructuring expense	5.6	1.8	3.8	211.1%
Gain from disposal of assets — net	—	(0.2)	0.2	(100.0)%
Earnings from operations	81.7	97.2	(15.5)	(15.9)%
Interest expense	48.5	43.4	5.1	11.8%
Other expense — net	8.6	23.8	(15.2)	(63.9)%
Earnings before income taxes	24.6	30.0	(5.4)	(18.0)%
Income taxes	7.2	5.6	1.6	28.6%
Net earnings	$17.4	$24.4	$(7.0)	(28.7)%

Analysis of Net Sales

"Net sales" for our geographic segments were comprised of the following for the periods presented:

(in millions)	Six Months Ended June 30,		Change
	2019	2018	$	%
Americas	$611.0	$608.4	$2.6	0.4%
EMEA	205.5	180.3	25.2	14.0%
APAC	114.9	101.2	13.7	13.5%
Elimination of intersegment sales	(129.8)	(118.8)	(11.0)	(9.3)%
Total net sales	$801.6	$771.1	$30.5	4.0%

"Net sales" totaled $801.6 million for the six months ended June 30, 2019, representing an increase of $30.5 million, or 4.0%, compared to the same period of the prior year. The increase in net sales was primarily driven by incremental sales from Crem products, higher volumes in cold-side products partially offset by lower hot-side product volumes and higher net pricing. Foreign currency translation negatively impacted net sales for the six months ended June 30, 2019 by $17.5 million, or 2.3%. Organic sales (a non-GAAP metric) increased 2.8% for the six months ended June 30, 2019 compared to the same period of the prior year.

Net sales in the Americas segment for the six months ended June 30, 2019 increased $2.6 million, or 0.4%, comprised primarily of an increase in intersegment sales of $3.9 million partially offset by a $1.3 million decrease in third-party net sales. The decrease in third-party net sales is primarily driven by lower volumes of hot-side products associated with prior year rollouts by large chain customers as well as decreased KitchenCare aftermarket sales. These decreases were largely offset by increased net pricing and increased volumes in cold-side products. Foreign currency translation negatively impacted third-party net sales for the six months ended June 30, 2019 by $2.5 million.

Net sales in the EMEA segment increased $25.2 million, or 14.0%, for the six months ended June 30, 2019, comprised of an increase in third-party net sales of $24.5 million and a $0.7 million increase in intersegment sales. Third-party net sales increased primarily due to $19.0 million of incremental net sales from Crem products, higher sales volumes of hot-side products with a large chain customer partially offset by decreased volumes in the general market. Foreign currency translation negatively impacted third-party net sales for the six months ended June 30, 2019 by $12.1 million.

Net sales in the APAC segment for the six months ended June 30, 2019 increased $13.7 million, or 13.5% as a result of a $7.3 million increase in third-party net sales and a $6.4 million increase in intersegment sales. Third-party net sales increased primarily due to $5.0 million of incremental net sales from Crem products and increased Fabristeel project-based sales partially offset by decreased volumes for hot-side products. Foreign currency translation negatively impacted third-party net sales for the six months ended June 30, 2019 by $2.9 million.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the six months ended June 30, 2019 totaled $282.8 million, an increase of $7.3 million, or 2.6%, compared to the same period of the prior year. This increase was primarily driven by: (i) $9.2 million favorable impact from increased net pricing, (ii) $7.5 million favorable net impact from increased product volume and mix, (iii) incremental gross profit from Crem operations of $7.3 million and (iv) $1.3 million of reduced costs associated with acquisition-related costs. These favorable impacts were partially offset by a $10.3 million increase in material and tariff costs, inclusive of a $1.7 million positive impact on tariffs mainly due to a favorable ruling on the applicability of tariffs on certain of our products and a negative foreign currency translation impact of $8.0 million.

Selling, general and administrative expenses

"Selling, general and administrative expenses" totaled $176.1 million for the six months ended June 30, 2019 representing an increase of $16.7 million, or 10.5%, compared to the same period of the prior year. This increase is primarily due to: (i) higher professional fees of $14.1 million mainly comprised of $13.3 million of third-party consulting costs in connection with our Transformation Program, (ii) $5.9 million of incremental costs associated with the Crem operations, (iii) $1.9 million of increased depreciation expense and (iv) higher marketing and sales commission costs of $1.8 million. These increases were partially offset by $4.2 million of lower acquisition-related costs attributable to the 2018 acquisition of Crem and a positive foreign currency translation impact of $3.6 million.

Amortization expense

"Amortization expense" was $19.4 million for the six months ended June 30, 2019, which represents an increase of $2.1 million compared to the same period of the prior year and was primarily attributable to $2.3 million of incremental amortization on intangible assets acquired in connection with the purchase of Crem in April 2018.

Restructuring expense

"Restructuring expense" for the six months ended June 30, 2019 was $5.6 million as a result of global and limited executive management restructuring actions. "Restructuring expense" for the six months ended June 30, 2018 was $1.8 million, which was primarily associated with restructuring actions in the EMEA and APAC regions as a part of our continued efforts to optimize and enhance operational efficiency.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for geographic segments was comprised of the following for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2019	2018	$	%
Americas	$110.2	$109.1	$1.1	1.0%
EMEA	36.6	36.5	0.1	0.3%
APAC	15.3	13.0	2.3	17.7%
Total Segment Adjusted Operating EBITDA	162.1	158.6	3.5	2.2%
Less: Corporate and unallocated	(29.2)	(27.8)	(1.4)	(5.0)%
Total Adjusted Operating EBITDA	$132.9	$130.8	$2.1	1.6%

Adjusted Operating EBITDA margin(1)	16.6%	17.0%		(0.4)%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the six months ended June 30, 2019 increased by $1.1 million, or 1.0%. This increase was primarily driven by: (i) a favorable impact from net pricing of $8.8 million, (ii) $1.7 million of lower warranty costs due to stabilizing production on large rollouts, (iii) lower compensation costs of $1.6 million driven by reduced costs associated with reduction in force actions completed in 2019 and 2018. This increase was partially offset by $8.1 million of higher material and tariff costs, inclusive of a $1.7 million positive impact on tariffs mainly due to a favorable ruling on the applicability of tariffs on certain of our products and $2.6 million of higher marketing and commissions costs.

Adjusted Operating EBITDA in the EMEA segment for the six months ended June 30, 2019 increased by $0.1 million, or 0.3%, which was primarily driven by higher product volumes and mix of $6.8 million and incremental earnings from Crem operations of $0.7 million. These increases were partially offset by: (i) higher material and manufacturing costs of $2.8 million, (ii) an unfavorable foreign currency translation impact of $2.4 million and (iii) increased research and development costs totaling $1.5 million.

Adjusted Operating EBITDA in the APAC segment for the six months ended June 30, 2019 increased by $2.3 million, or 17.7%. This increase was primarily driven by: (i) lower research and development costs of $1.5 million, (ii) incremental earnings from Crem operations of $1.2 million and (iii) increased product volumes and mix of $1.1 million. These increases were partially offset by an unfavorable employee-related costs of $1.1 million and a $0.8 million unfavorable impact of foreign currency translation.

Corporate and unallocated reflects certain corporate-level expenses and eliminations, which are not allocated to the segments. For the six months ended June 30, 2019, corporate and unallocated costs increased by $1.4 million, or 5.0%, primarily driven by an increase in the elimination of profit in inventory attributable to higher intercompany inventory on hand.

Analysis of Non-Operating Income Statement Items

For the six months ended June 30, 2019, "Interest expense" was $48.5 million, a $5.1 million increase primarily driven by an increase in weighted average interest rates and higher average borrowings outstanding compared to the same period of the prior year.

For the six months ended June 30, 2019, "Other expense—net" was $8.6 million, a decrease of $15.2 million as compared to the same period of the prior year. The decrease is primarily the result of a $10.0 million loss on a foreign currency hedge for the Crem acquisition purchase price and a $9.1 million foreign currency transaction loss on debt each incurred during the six months ended June 30, 2018 and did not recur during 2019. For the six months ended June 30, 2019, other foreign currency transaction losses increased $3.7 million compared to the same period of the prior year and we incurred a pension settlement loss of $1.2 million associated with certain defined benefit plan liabilities in the United Kingdom.

Analysis of Income Taxes

For the six months ended June 30, 2019, we recorded a $7.2 million income tax provision, reflecting a 29.3% effective tax rate, compared to a $5.6 million income tax provision for the six months ended June 30, 2018, reflecting an 18.7% effective tax rate. The increase in the effective tax rate for the six months ended June 30, 2019 relative to the same period of the prior year is primarily the result of a decrease in discrete tax benefits combined with changes in the relative weighting of jurisdictional income. For the six months ended June 30, 2019, we recorded $0.8 million in discrete tax expense primarily related to equity compensation and foreign tax audit adjustments compared to $4.9 million of discrete tax benefits associated with adjustments recorded upon timely filing of our U.S. federal and state corporate income tax returns recorded during the six months ended June 30, 2018.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of June 30, 2019, our total liquidity was $296.7 million, comprised of $89.3 million of cash and cash equivalents and $207.4 million available for additional borrowings under our senior secured revolving credit facility, discussed further below, compared to total liquidity of $389.2 million as of December 31, 2018. This decrease in total liquidity was primarily due to a decrease in the amount available for borrowings under our senior secured revolving credit facility in association with the termination of our accounts receivable securitization program during the first quarter of 2019. As of June 30, 2019, nearly all of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. We plan to continue reinvesting future foreign earnings indefinitely outside of the U.S.

Our future cash needs are currently expected to be primarily related to operating activities, working capital, debt service, capital investments and acquisitions. We estimate that our capital expenditures will be approximately $39 million for the year ending December 31, 2019. The amount of actual capital expenditures may be impacted by general economic, financial, operational changes, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months. Our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of June 30, 2019 totaled $89.3 million, an increase of $16.1 million from the December 31, 2018 balance of $73.2 million.

The table below summarizes our cash flows for the six months ended June 30, 2019 and 2018:

(in millions)	Six Months Ended June 30,		Change
	2019	2018
Cash (used in) provided by:
Operating activities	$(382.0)	$(271.0)	$(111.0)
Investing activities	303.2	17.5	285.7
Financing activities	94.9	216.6	(121.7)
Effect of exchange rate changes on cash	—	(0.9)	0.9
Net change in cash, cash equivalents and restricted cash	$16.1	$(37.8)	$53.9

Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $382.0 million compared to $271.0 million of cash used in operating activities for the six months ended June 30, 2018. The increase in cash used in operating activities was driven by: (i) an increase of $92.3 million in accounts receivable primarily associated with the termination of our accounts receivable securitization program, (ii) timing of payables of $47.7 million and (iii) a $19.1 million loss on remeasurement of debt and other realized foreign currency derivative transactions associated with the financing of the Crem acquisition that did not recur in 2019. This usage of cash was partially offset by a $25.1 million increase in other current and long-term liabilities, including a $14.0 million cash collection of interest receivable from the termination of our fair value hedge in the second quarter of 2019, and a lower inventory build of $21.6 million.

Investing Activities

Cash provided by investing activities of $303.2 million for the six months ended June 30, 2019 consisted primarily of $280.7 million of cash receipts on beneficial interests in sold receivables including collections received subsequent to the termination of the accounts securitization program and proceeds from the maturity of a short-term investment of $32.0 million. These cash inflows were offset by capital expenditures of $10.1 million.

Cash provided by investing activities of $17.5 million for the six months ended June 30, 2018 consisted primarily of $264.8 million of cash receipts on beneficial interests in sold receivables and $20.7 million of proceeds from the maturity of a short-term investment. These cash inflows were partially offset by: (i) cash used to acquire Crem of $215.6 million, (ii) purchase of a short-term investment of $35.0 million, (iii) a $10.0 million cash loss on the settlement of a foreign currency exchange contract entered into to mitigate the currency price fluctuations on the contracted Crem acquisition price and (iv) capital expenditures of $8.0 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $94.9 million primarily comprised of net borrowings on long-term debt and finance leases of $110.1 million partially offset by $15.0 million of repayment on the short-term secured revolving loan facility for working capital requirements.

Cash provided by financing activities for the six months ended June 30, 2018 was $216.6 million primarily comprised of net borrowings on long-term debt and finance leases of $184.6 million and proceeds of $30.0 million from borrowings on a short-term secured revolving loan facility for working capital requirements.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with free cash flows generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of June 30, 2019 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement provides for a $1,300.0 million Senior Secured Credit Facility consisting of (i) a senior secured Term Loan B $900.0 million facility and (ii) a Senior Secured Revolving Credit Facility with aggregate commitments of $400.0 million. The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments up to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the pro-forma secured leverage ratio does not exceed 3.75:1.00. The maturities of the Term Loan B and Senior Revolving Credit Facility are October 2025 and October 2023, respectively.

As of June 30, 2019, we had $855.0 million outstanding under the Term Loan B facility, $188.9 million outstanding on the Senior Secured Revolving Credit Facility and $3.7 million in outstanding stand-by letters of credit, resulting in a total $207.4 million available for additional borrowings under the Revolving Credit Facility.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of June 30, 2019. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

Revolving Loan Facility

Our short-term secured revolving loan facility provided for borrowings of up to $30.0 million, of which $15.0 million was outstanding as of December 31, 2018. During the first quarter of 2019, we repaid the outstanding balance on this facility, which matured on April 18, 2019.

Covenant Compliance

The 2016 Credit Agreement and indenture governing the Senior Secured Credit Facility contains limitations on the Company's ability to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments, (ii) incurring additional indebtedness or issuing preferred stock, (iii) the creation or existence of certain liens, (iv) incurring restrictions on the ability of certain of the Company's subsidiaries to pay dividends or other payments, (v) transactions with affiliates and (vi) sales of assets.

Our 2016 Credit Agreement also contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA, as defined in the 2016 Credit Agreement, to (ii) Consolidated Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

As of June 30, 2019, we were in compliance with all affirmative and negative covenants pertaining to our financing arrangements.

A summary of our outstanding financing obligations as of June 30, 2019 and December 31, 2018 is as follows:

(in millions)	June 30,	December 31,
	2019	2018
Revolving loan facility	$—	$15.0
Revolving credit facility	188.9	78.0
Term Loan B facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt, including current portion	$1,468.9	$1,373.0

We have entered into interest rate swaps to manage interest rate risk on certain financing arrangements and may also enter into such interest rate swaps in the future. Further information regarding our financing arrangements and related hedging activity can be found in Part I, Item I of this Form 10-Q in Note 9, "Debt," and Note 10, "Derivative Financial Instruments," of the notes to the consolidated financial statements.

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 17, "Leases," of the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Free Cash Flow

We refer to Free Cash Flow, calculated as our net cash used in operating activities less capital expenditures plus cash receipts on our beneficial interest in sold receivables and the related impact of terminating our accounts receivable securitization program during the first quarter of 2019. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund our debt repayments, acquisitions, dividends and share repurchases. Free Cash Flow reconciles to net cash used in operating activities presented in our Consolidated Statements of Cash Flows presented in accordance with U.S. GAAP, as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash used in operating activities	$(25.0)	$(112.3)	$(382.0)	$(271.0)
Capital expenditures	(5.3)	(4.3)	(10.1)	(8.0)
Cash receipts on beneficial interest in sold receivables	84.7	136.9	280.7	264.8
Termination of accounts receivable securitization program (1)	—	—	96.9	—
Free Cash Flow	$54.4	$20.3	$(14.5)	$(14.2)
(1) Represents the increase in Accounts receivable resulting from the termination of the accounts receivable securitization program during the first quarter of 2019, which is reflected in "Cash Flows from Operating Activities" in the Consolidated Statements of Cash Flows.

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other expense - net, depreciation and amortization expense plus certain items such as gain or loss from impairment or disposal of assets, restructuring activities, separation expense, Transformation Program expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, and certain other items. Management uses Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. Management considers it important that investors review the same operating information used by management.

Our Adjusted Operating EBITDA reconciles to net earnings as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$20.0	$12.0	$17.4	$24.4
Income taxes	7.1	5.2	7.2	5.6
Other expense — net	5.6	15.3	8.6	23.8
Interest expense	24.5	23.1	48.5	43.4
Earnings from operations	57.2	55.6	81.7	97.2
Gain from disposal of assets — net	—	(0.1)	—	(0.2)
Restructuring activities (1)	1.8	1.4	6.0	1.8
Separation expense	—	—	—	0.1
Amortization expense	9.9	9.4	19.4	17.3
Depreciation expense	6.0	4.5	10.9	8.7
Transformation Program expense (2)	7.7	—	13.5	—
Transaction costs (3)	0.2	4.7	0.6	5.9
Other items (4)	—	—	0.8	—
Total Adjusted Operating EBITDA	$82.8	$75.5	$132.9	$130.8

Adjusted Operating EBITDA margin (5)	19.4%	17.9%	16.6%	17.0%
(1) Restructuring activities comprise costs associated with actions taken to improve operating efficiencies and rationalize our cost structure. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2)Transformation Program expense includes consulting and other costs associated with executing our Transformation Program. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition-related transaction and integration activities. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the six months ended June 30, 2019 and $1.5 million for the three and six months ended June 30, 2018, respectively. Professional services and other direct acquisition and integration costs of $0.2 million and $0.4 million were recorded in "Selling, general and administrative expenses" for the three and six months ended June 30, 2019, respectively, and $3.2 million and $4.4 million for the three and six months ended June 30, 2018, respectively.
(4)Other items are costs, which are not representative of our operational performance. These costs include other professional fees of $0.8 million recorded in "Selling, general and administrative expenses" for the six months ended June 30, 2019.
(5) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Net Earnings as net earnings before the impact of certain items, such as gain or loss from impairment or disposal of assets, restructuring activities, separation expense, loss on modification or extinguishment of debt, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss, and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items.

The following tables present Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$20.0	$12.0	$17.4	$24.4
Gain from disposal of assets — net	—	(0.1)	—	(0.2)
Restructuring activities (1)	1.8	1.4	6.0	1.8
Separation expense	—	—	—	0.1
Transformation Program expense (2)	7.7	—	13.5	—
Transaction costs (3)	0.2	6.9	0.6	15.9
Other items (4)	—	—	0.8	—
Pension Settlement (5)	—	—	1.2	—
Foreign currency transaction loss (gain) (6)	4.2	11.2	5.0	10.4
Tax effect of adjustments (7)	(3.1)	(2.7)	(6.3)	(2.5)
Total Adjusted Net Earnings	$30.8	$28.7	$38.2	$49.9

Per share basis
Diluted net earnings	$0.14	$0.09	$0.12	$0.17
Gain from disposal of assets — net	—	—	—	—
Restructuring activities (1)	0.01	0.01	0.04	0.01
Separation expense	—	—	—	—
Transformation Program expense (2)	0.05	—	0.10	—
Transaction costs (3)	—	0.04	—	0.12
Other items (4)	—	—	0.01	—
Pension settlement costs (5)	—	—	0.01	—
Foreign currency transaction loss (gain) (6)	0.04	0.08	0.03	0.07
Tax effect of adjustments (7)	(0.02)	(0.02)	(0.04)	(0.02)
Total Adjusted Diluted Net Earnings	$0.22	$0.20	$0.27	$0.35
(1)Restructuring activities comprise costs associated with actions taken to improve operating efficiencies and rationalize our cost structure. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition-related transaction and integration activities. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the six months ended June 30, 2019 and $1.5 million for the three and six months ended June 30, 2018, respectively. Professional services and other direct acquisition and integration costs of $0.2 million and $0.4 million were recorded in "Selling, general and administrative expenses" for the three and six months ended June 30, 2019, respectively, and $3.2 million and $4.4 million for the three and six months ended June 30, 2018, respectively. Transaction costs also included losses of $2.2 million and $10.0 million respectively, related to a foreign currency hedge of the acquisition purchase price for Crem recorded in "Other expense- net" for the three and six months ended June 30, 2018, respectively.
(4) Other items are costs, which are not representative of our operational performance. These costs include other professional fees of $0.8 million recorded in "Selling, general and administrative expenses" for the six months ended June 30, 2019.
(5) Pension settlement represents a non-cash pension settlement loss of $1.2 million incurred during the six months ended June 30, 2019, resulting from the settlement of a portion of our United Kingdom pension obligations.
(6) Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(7) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We define Organic Net Sales as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic Net Sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic Net Sales reconciles to net sales presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net sales (as reported)	$426.3	$420.7	1.3%	$801.6	$771.1	4.0%
Less: Crem net sales	(3.2)	—	(0.7)%	(24.0)	—	(3.2)%
Impact of foreign currency translation(1)	7.0	—	1.6%	15.1	—	2.0%
Organic Net Sales	$430.1	$420.7	2.2%	$792.7	$771.1	2.8%
(1)The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of Accounting Standards Update 2016-02 "Leases (Topic 842)," as of January 1, 2019, as discussed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and Note 17, "Leases," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements applicable to us and the estimated impact of the adoption of these standards on our consolidated financial statements and related disclosures.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements and include, for example: descriptions of the Transformation Project, including related costs and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on our current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, our Form 10-Q for the quarterly period ended March 31, 2019, this Form 10-Q for the quarterly period ended June 30, 2019 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•
our ability to realize anticipated or targeted earnings enhancements, cost savings, strategic options and other synergies (through the Transformation Program or otherwise), and the anticipated timing to realize those enhancements, savings, synergies, and options;

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

•	general world-wide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;

•	changes in domestic and international economic and industry conditions;

•	economic and other consequences associated with United Kingdom's expected withdrawal from the European Union;

•	unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment and changes relating to the discontinuation, reform or replacement of LIBOR;

•	foreign currency fluctuations and their impact on reported results and hedges in place;

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, due to the material weaknesses in our internal control over financial reporting previously identified and reported in our 2018 Annual Report on Form 10-K ("2018 Form 10-K") which, as described below, continue to exist, our disclosure controls and procedures were not effective.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We previously disclosed in our 2018 Form 10-K that we did not maintain effective internal control over financial reporting as of December 31, 2018 as a result of material weaknesses identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2018 Form 10-K for a description of the material weaknesses and the initial remediation efforts undertaken by management.

Status of Remediation Efforts to Address Material Weaknesses

The material weaknesses were not remediated as of June 30, 2019. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below. We are continuing the process of developing, implementing and testing processes and procedures, and will continue to devote significant time and attention to the remediation of the material weaknesses, including assessing the additional remediation steps and implementation measures needed to remediate the underlying causes that gave rise to the material weaknesses.

We have taken the following steps, during the six months ended June 30, 2019, to remediate the deficiencies underlying the material weaknesses, which are incremental to the remediation efforts described in Item 9A in our 2018 Form 10-K:

•
We developed and implemented new and enhanced internal control activities over review of the following components within the statements of cash flows: (i) exchange rate changes on cash, (ii) completeness and accuracy of the cash receipts on beneficial interest in sold receivables for accurate accounting treatment and presentation and (iii) classification of transactions; and

•
Through the use of an external consulting firm, we completed a detailed risk assessment of the income tax processes. Based on the risk assessment, we identified additional or modified internal controls necessary to ensure (i) completeness and accuracy of accounting for the income tax effects of non-routine transactions and intercompany obligations in accordance with underlying agreements are performed on a timely basis and reviewed with the appropriate level of precision and (ii) impacts of additional guidance changes to the Tax Cut and Jobs Act are reviewed with the appropriate level of precision. We have refined the income tax processes to incorporate these enhanced internal controls, which were implemented during the second quarter of 2019.

As we continue to evaluate and implement improvements to our internal control over financial reporting, management may decide to take additional measures to address our control deficiencies or to modify remediation efforts. The material weaknesses cannot be considered remediated until all remedial processes and procedures (including additional remediation efforts identified by senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the Securities and Exchange Commission relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit.

On June 4, 2019, f’real Foods, LLC (“f’real”) filed a patent infringement lawsuit against Welbilt, Inc. in the U.S. District Court for the District of Delaware, captioned f’real Foods LLC v. Welbilt, Inc. The lawsuit alleges that we have willfully infringed U.S. Patent No. 7,144,150 and U.S. Patent No. 7,520,662 by manufacturing and selling three blenders: the Multiplex FreshBlender®, the Multiplex Blend In Cup® Workstation, and the MAM9904 Blend-In-Cup® - Manual Fill. In its complaint, f’real requests that Welbilt and certain affiliates be enjoined from the allegedly infringing activity, among other requested relief, and also seeks monetary damages including royalties and attorneys’ fees. Based upon our review of the complaint and the asserted patents, we believe we have meritorious defenses of noninfringement and invalidity, among others.

We intend to defend against the above lawsuits vigorously. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of each of these lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Uncertainty about the continuing availability of LIBOR may adversely affect our business.

The interest rates under some of our loans, derivative contracts and other financial instruments, including the 2016 Credit Agreement, which governs the Term Loan B Facility and the Revolving Credit Facility, are calculated by reference to LIBOR. On July 27, 2017, the United Kingdom's Financial Conduct Authority, the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates required for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Various industry groups continue to discuss replacement benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. For example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities.

If LIBOR ceases to exist after 2021, then we and the administrative agent will endeavor to amend the 2016 Credit Agreement to establish an alternate rate of interest that will apply, giving due consideration to then-prevailing market convention for determining a rate of interest for syndicated loans. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere, and such changes may result in, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR, increased borrowing costs, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, difficulty and costly processes to amend applicable contracts and instruments and difficulties, complications or delays in connection with future financing and hedging efforts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings for Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes.
Filed herewith
104	Cover page interactive data file (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 7, 2019

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jamie E. Palm
Jamie E. Palm
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)