Form 10-Q
period 2019-09-30
Welbilt, Inc.
filed 2019-11-06
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of November 1, 2019, the latest practicable date, was 141,118,758.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$410.5	$412.9	$1,212.1	$1,184.0
Cost of sales	259.6	259.8	778.4	755.4
Gross profit	150.9	153.1	433.7	428.6
Selling, general and administrative expenses	86.7	71.7	262.8	231.1
Amortization expense	9.4	9.9	28.8	27.2
Restructuring (recovery) expense	(0.2)	3.9	5.4	5.7
Loss (gain) from disposal of assets — net	0.2	(0.1)	0.2	(0.3)
Earnings from operations	54.8	67.7	136.5	164.9
Interest expense	22.4	23.3	70.9	66.7
Other expense — net	2.9	4.9	11.5	28.7
Earnings before income taxes	29.5	39.5	54.1	69.5
Income taxes	9.4	12.7	16.6	18.3
Net earnings	$20.1	$26.8	$37.5	$51.2
Per share data:
Earnings per share — Basic	$0.14	$0.19	$0.27	$0.37
Earnings per share — Diluted	$0.14	$0.19	$0.27	$0.36
Weighted average shares outstanding — Basic	141,072,179	140,154,735	140,893,966	139,955,166
Weighted average shares outstanding — Diluted	141,532,790	141,349,185	141,455,493	141,282,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$20.1	$26.8	$37.5	$51.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8.8)	3.6	(1.3)	(4.0)
Unrealized (loss) gain on derivatives	(0.7)	0.3	(3.0)	1.1
Employee pension and postretirement benefits	1.6	0.5	1.8	1.5
Total other comprehensive (loss) income, net of tax	(7.9)	4.4	(2.5)	(1.4)
Comprehensive income	$12.2	$31.2	$35.0	$49.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117.8	$70.4
Restricted cash	—	2.8
Short-term investment	—	32.0
Accounts receivable, less allowance of $4.1 and $3.9, respectively	200.4	112.5
Inventories — net	197.6	190.6
Prepaids and other current assets	39.3	32.2
Total current assets	555.1	440.5
Property, plant and equipment — net	119.8	119.0
Operating lease right-of-use assets	39.3	—
Goodwill	929.5	935.6
Other intangible assets — net	508.5	546.7
Other non-current assets	28.1	33.2
Total assets	$2,180.3	$2,075.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$111.8	$151.0
Accrued expenses and other liabilities	179.7	183.7
Short-term borrowings and current portion of finance leases	1.3	16.1
Product warranties	31.4	27.9
Total current liabilities	324.2	378.7
Long-term debt and finance leases	1,425.9	1,321.8
Deferred income taxes	102.5	104.3
Pension and postretirement health liabilities	34.5	39.2
Operating lease liabilities	28.1	—
Other long-term liabilities	34.4	44.6
Total non-current liabilities	1,625.4	1,509.9
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,112,586 shares and 140,252,693 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(32.3)	(41.5)
Retained earnings	306.1	268.4
Accumulated other comprehensive loss	(44.1)	(41.6)
Treasury stock, at cost, 57,583 shares and 53,308 shares, respectively	(0.4)	(0.3)
Total equity	230.7	186.4
Total liabilities and equity	$2,180.3	$2,075.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net earnings	$37.5	$51.2
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation expense	16.4	13.2
Amortization of intangible assets	28.8	27.2
Amortization of debt issuance costs	3.6	4.1
Deferred income taxes	0.5	(4.7)
Stock-based compensation expense	6.2	4.7
Loss (gain) from disposal of assets — net	0.2	(0.3)
Pension settlement	1.2	—
Loss on remeasurement of debt and other realized foreign currency derivative	0.3	21.9
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(371.1)	(439.6)
Inventories	(9.3)	(34.6)
Other assets	(2.1)	(2.0)
Trade accounts payable	(37.9)	0.3
Other current and long-term liabilities	5.2	(21.4)
Net cash used in operating activities	(320.5)	(380.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	280.7	420.2
Capital expenditures	(17.4)	(14.0)
Acquisition of intangible assets	—	(2.8)
Purchase of short-term investment	—	(35.0)
Proceeds from maturity of short-term investment	32.0	20.7
Business acquisition, net of cash acquired	—	(215.6)
Settlement of foreign exchange contract	—	(10.0)
Other	0.9	0.9
Net cash provided by investing activities	296.2	164.4
Cash flows from financing activities
Proceeds from long-term debt	355.0	276.0
Repayments on long-term debt and finance leases	(267.2)	(139.5)
Debt issuance costs	—	(0.4)
Proceeds from short-term borrowings	—	30.0
Repayment of short-term borrowings	(15.0)	—
Payment of contingent consideration	(0.8)	—
Exercises of stock options	3.0	6.0
Payments on tax withholdings for equity awards	(2.2)	(2.9)
Net cash provided by financing activities	72.8	169.2
Effect of exchange rate changes on cash	(3.9)	(0.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	44.6	(47.1)
Balance at beginning of period	73.2	108.8
Balance at end of period	$117.8	$61.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$27.3	$33.5
Cash paid for interest, net of related hedge settlements	$67.4	$72.3

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$238.6	$555.8
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$12.2	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption(1)	—	—	—	0.2	—	—	0.2
Net loss	—	—	—	(2.6)	—	—	(2.6)
Issuance of common stock, stock-based compensation plans	604,511	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Balance as of March 31, 2019	140,857,204	$1.4	$(38.0)	$266.0	$(43.8)	$(0.3)	$185.3
Net earnings	—	—	—	20.0	—	—	20.0
Issuance of common stock, stock-based compensation plans	190,583	—	2.0	—	—	—	2.0
Stock-based compensation expense	—	—	1.8	—	—	—	1.8
Other comprehensive income	—	—	—	—	7.6	—	7.6
Balance as of June 30, 2019	141,047,787	$1.4	$(34.2)	$286.0	$(36.2)	$(0.3)	$216.7
Net earnings	—	—	—	20.1	—	—	20.1
Issuance of common stock, stock-based compensation plans	64,799	—	0.4	—	—	—	0.4
Stock-based compensation expense	—	—	1.5	—	—	—	1.5
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)
Value of shares in deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2019	141,112,586	$1.4	$(32.3)	$306.1	$(44.1)	$(0.4)	$230.7
(1) Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)" including subsequent amendments issued thereafter (collectively, "ASC Topic 842"). The cumulative effect reflected in retained earnings as of January 1, 2019 is the recognition of the remaining deferred gain associated with a previous sale-leaseback transaction in accordance with the adoption of ASC Topic 842.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(Continued)

WELBILT, INC.
Consolidated Statements of Equity (Continued)
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

WELBILT, INC.
Notes to Unaudited Consolidated Financial Statements

1. Description of the Business

Welbilt, Inc. and its consolidated subsidiaries (collectively, "Welbilt" or the "Company") is one of the world’s leading commercial foodservice equipment companies. The Company manufactures a full suite of commercial foodservice equipment supporting hot-side, cold-side and beverage dispensing capabilities and operates 20 manufacturing facilities globally. Its suite of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the financial position as of September 30, 2019 and December 31, 2018 and the cash flows for the nine months ended September 30, 2019 and 2018, and except as otherwise discussed, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

•
Reclassification of separation expense for the nine months ended September 30, 2018 totaling $0.1 million from "Separation expense" to "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company identified certain errors in its previously issued unaudited consolidated financial statements. The Company assessed the materiality of the errors on all prior period financial statements and concluded they were not material to any prior annual or interim periods. The Company corrected these errors by revising its unaudited interim financial information for the nine months ended September 30, 2018 to correct for the impact of such errors. Refer to Note 20, "Revision of Previously Issued Consolidated Financial Statements," for additional discussion of the errors and related error corrections on the unaudited quarterly financial statements for the nine months ended September 30, 2018.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," ("ASU 2018-02") to provide guidance on the presentation of certain income statement effects from the U.S. Tax Cuts and Jobs Act’s ("the Tax Act") reduction in the corporate statutory tax rate. ASU 2018-02 provides the option of reclassifying what are called the “stranded” tax effects within "Accumulated other comprehensive loss" ("AOCI") to retained earnings and requires increased disclosures describing the accounting policy used to release the income tax effects from AOCI, whether the amounts reclassified are the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 may be adopted using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. The Company adopted this standard effective January 1, 2019 and elected not to reclassify the "stranded" income tax effects from AOCI to "Retained earnings." Future income tax effects that are stranded in AOCI will be released using an investment-by-investment approach.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," ("ASU 2018-15") which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company will adopt ASU 2018-15 prospectively as of January 1, 2020. The impact of the adoption of this standard on the Company's consolidated financial statements will be dependent on the related implementation costs incurred subsequent to January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," along with subsequently issued amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, "Topic 326"), which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. In accordance with Topic 326, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020. The Company has completed its preliminary assessment associated with the adoption and is finalizing its evaluation of the impact this standard will have on the Company's consolidated financial statements and related disclosures. Upon adoption on January 1, 2020, the Company will record an expected credit loss allowance with an offsetting adjustment to the opening balance of retained earnings which is not expected to be material to the Company's consolidated financial statements.

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

During the three and nine months ended September 30, 2019, the Company incurred $0.2 million and $0.4 million of integration costs related to the Crem Acquisition. During three and nine months ended September 30, 2018, the Company incurred $0.4 million and $4.8 million of professional services and other direct acquisition and integration costs related to the Crem Acquisition. These costs are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, resulting in a loss of $10.0 million in the first half of 2018 which is included in "Other expense — net" in the Consolidated Statements of Operations for the nine months ended September 30, 2018.

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

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash receipts on the reacquired receivables were $149.7 million for the nine months ended September 30, 2019 and have been classified as investing activity in the Company's Consolidated Statements of Cash Flows. As of June 30, 2019, the reacquired trade receivables had either been collected or reserved.

5. Inventories — Net

The components of "Inventories — net" as of September 30, 2019 and December 31, 2018 are as follows:

(in millions)	September 30,	December 31,
	2019	2018
Inventories — gross:
Raw materials	$91.8	$90.4
Work-in-process	17.1	16.0
Finished goods	115.2	108.8
Total inventories — gross	224.1	215.2
Excess and obsolete inventory reserve	(22.3)	(20.4)
Net inventories at FIFO cost	201.8	194.8
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Total inventories — net	$197.6	$190.6

6. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net," as of September 30, 2019 and December 31, 2018 are as follows:

(in millions)	September 30,	December 31,
	2019	2018
Property, plant and equipment — net:
Land	$9.7	$9.8
Building and improvements	91.2	88.5
Machinery, equipment and tooling	224.4	226.6
Furniture and fixtures	7.2	6.5
Computer hardware and software	64.8	58.3
Construction in progress	18.7	21.1
Total cost	416.0	410.8
Less accumulated depreciation	(296.2)	(291.8)
Total property, plant and equipment — net	$119.8	$119.0

7. Accrued Expenses and Other Liabilities

"Accrued expenses and other liabilities" as of September 30, 2019 and December 31, 2018 are as follows:

(in millions)	September 30,	December 31,
	2019	2018
Accrued expenses and other liabilities:
Interest payable	$5.7	$2.2
Income and other taxes payable	10.0	10.2
Employee related expenses	27.1	28.0
Pension and postretirement health liabilities	2.0	2.0
Restructuring liability	3.2	3.0
Profit sharing and incentives	12.7	19.9
Accrued rebates	48.1	50.8
Deferred revenue	2.8	2.7
Customer deposits	6.4	3.1
Product liabilities	1.2	1.3
Derivative liabilities	3.7	18.4
Operating lease liabilities	10.3	—
Miscellaneous accrued expenses	46.5	42.1
Total accrued expenses and other liabilities	$179.7	$183.7

8. Income Taxes

For the three months ended September 30, 2019, the Company recorded a $9.4 million income tax provision, reflecting a 31.9% effective tax rate, compared to a $12.7 million income tax provision for the three months ended September 30, 2018, reflecting a 32.2% effective tax rate. The $3.3 million decrease in the income tax provision for the three months ended September 30, 2019, compared to the same period of the prior year, is primarily the result of the Company's decrease in earnings before income taxes and changes in both discrete tax items and the relative weighting of jurisdictional income.

For the nine months ended September 30, 2019 the Company recorded a $16.6 million income tax provision, reflecting a 30.7% effective tax rate, which included $0.7 million of discrete tax expense primarily related to equity compensation. For the nine months ended September 30, 2018, the Company recorded a $18.3 million income tax provision, reflecting a 26.3% effective tax rate, which included a net discrete tax benefit of $4.1 million comprised primarily of tax balances which were adjusted upon timely filing of the Company's U.S. federal and corporate tax returns in the first quarter of 2018 partially offset by tax expense related to the transition tax provisional obligation in conjunction with the Tax Cuts and Jobs Act.

The Company’s effective tax rates for the three and nine months ended September 30, 2019 and 2018 vary from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. This evaluation includes U.S. interest expense limitations of the U.S. Tax Cuts and Jobs Act. As facts and circumstances change, the Company may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company's operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $13.0 million as of September 30, 2019, and December 31, 2018, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $7.1 million to $8.7 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of September 30, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

9. Debt

The Company's outstanding debt as of September 30, 2019 and December 31, 2018 is as follows:

(in millions, except percentage data)	September 30,	Weighted Average Interest Rate	December 31,	Weighted Average Interest Rate
	2019		2018
Long-term debt and finance leases:
Revolving loan facility	$—	4.35%	$15.0	4.06%
Revolving credit facility	165.5	5.08%	78.0	4.70%
Term Loan B facility	855.0	5.24%	855.0	5.22%
9.50% Senior Notes due 2024	425.0	9.73%	425.0	9.72%
Finance leases	2.6	4.83%	2.8	4.50%
Total debt and finance leases, including current portion	1,448.1		1,375.8
Less:
Revolving loan facility	—		(15.0)
Current portion of finance leases	(1.3)		(1.1)
Unamortized debt issuance costs (1)	(21.4)		(24.2)
Hedge accounting fair value adjustment (2)	0.5		(13.7)
Total long-term debt and finance leases	$1,425.9		$1,321.8
(1) Total outstanding debt issuance costs, net of amortization as of September 30, 2019 and December 31, 2018 were $24.2 million and $27.3 million, respectively, of which $2.8 million and $3.1 million was related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
(2) As of September 30, 2019, the balance represents the deferred gain from the termination of interest rate swaps designated as a fair value hedge. As of December 31, 2018, the balance represents the fair value of the hedge related to the Company's 9.50% Senior Notes due 2024. Refer to Note 10, "Derivative Financial Instruments," for discussion of the Company's interest rate swap designated as a fair value hedge and the termination of this hedge during the second quarter of 2019.

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

Borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively.

As of September 30, 2019, the Company had $3.6 million in outstanding stand-by letters of credit and $230.9 million available for additional borrowings under the Revolving Credit Facility.

The 2016 Credit Agreement contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA to (ii) Consolidated Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements. This revolving loan facility bore interest at LIBOR plus an applicable margin of 1.90% and matured on April 18, 2019. The Company repaid the outstanding balance of the facility during the first quarter of 2019.

As of September 30, 2019, the Company was in compliance with all affirmative and negative covenants pertaining to financing arrangements.

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

Discontinuance of Cash Flow Hedge Accounting for Commodity Contracts

Through September 30, 2019, the Company designated all of its commodity derivative contracts as cash flow hedges, for which unrealized changes in fair value were recorded to AOCI, to the extent the commodity hedges were effective. As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts and as a result, the Company will recognize all future gains and losses from changes in commodity derivative fair values immediately in earnings. As a result of discontinuing hedge accounting effective October 1, 2019, the associated amounts currently recorded in AOCI as of September 30, 2019 will remain in AOCI and will be reclassified into earnings when the original hedged transaction affects earnings or it becomes probable that the forecasted transactions will not occur. The Company's commodity derivatives designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018 are discussed further below.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. In the next twelve months, the Company estimates $1.2 million of unrealized losses, net of tax, related to currency rate, commodity price and interest rate risk hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

In March 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. In the first quarter of 2019, the interest rate swap with a notional amount of $175.0 million matured. The remaining interest rate swap agreement with a notional amount of $425.0 million matures in March 2020. Approximately 29.4% of the Company’s total outstanding long-term debt had its interest payments designated as a cash flow hedge under the remaining interest rate swap agreement as of September 30, 2019.

As of September 30, 2019, and December 31, 2018, the Company had the following outstanding commodity and currency forward contracts that were entered into as hedges of forecasted transactions:

Commodity	Units Hedged		Unit
	September 30,	December 31,
	2019	2018
Aluminum	718	1,446	MT
Copper	359	546	MT
Steel	3,448	7,080	Short tons

Currency	Units Hedged
	September 30,	December 31,
	2019	2018
Canadian Dollar	14,959,000	10,990,000
European Euro	12,911,000	9,878,000
British Pound	12,229,705	12,041,770
Mexican Peso	183,730,000	175,960,000
Singapore Dollar	3,284,000	1,480,000

The impact of derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets was as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended September 30,		Location	Three Months Ended September 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$(0.5)	$1.0	Cost of sales	$(0.1)	$(0.4)
Commodity contracts	(0.5)	(0.5)	Cost of sales	(0.4)	0.7
Interest rate swap contracts	0.1	0.7	Interest expense	0.6	0.6
Total	$(0.9)	$1.2		$0.1	$0.9

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
	2019	2018		2019	2018
Foreign currency exchange contracts	$—	$(0.7)	Cost of sales	$(0.7)	$—
Commodity contracts	(1.3)	(0.1)	Cost of sales	(0.7)	2.0
Interest rate swap contracts	(1.6)	4.8	Interest expense	2.5	0.9
Total	$(2.9)	$4.0		$1.1	$2.9

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

In October 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and had a scheduled maturity of February 2024. In June 2019, this interest rate swap agreement was terminated, and the Company received cash in the amount of $14.0 million, representing the fair value of the swap and interest accrued through the date of the termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to the Company's Senior Notes of $0.3 million was recorded and will be amortized to "Interest expense" in the Consolidated Statements of Operations through the termination of the Senior Notes.

As of September 30, 2019 and December 31, 2018, the following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for the fair value hedge:

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying amount of the hedged liability		Cumulative amount of fair value hedge adjustment included in the carrying amount of the hedged liability (1)
(in millions)	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Long-term debt and finance leases	$425.5	$411.3	$0.5	$(13.7)
(1) The balance as of September 30, 2019 and December 31, 2018 includes $0.5 million and $0.3 million, respectively, of hedging adjustments on discontinued hedge relationships.

Consolidated Statements of Operations Location and Impact of Fair Value and Cash Flow Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

(in millions)	Location and amount of gain/(loss) recognized on impact of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$259.6	$22.4	$259.8	$23.3
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$0.1	$—	$2.4
Derivative designated as hedging instrument	$—	$—	$—	$(2.2)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.1)	$—	$(0.4)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.4)	$—	$0.7	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$0.6	$—	$0.6

(in millions)	Location and amount of gain/(loss) recognized on impact of fair value and cash flow derivative instruments
	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$778.4	$70.9	$755.4	$66.7
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$(14.2)	$—	$13.9
Derivative designated as hedging instrument	$—	$13.3	$—	$(13.6)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.7)	$—	$—	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.7)	$—	$2.0	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$2.5	$—	$0.9

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

Effective January 1, 2019, as a result of the adoption of ASU 2017-12, the Company elected to re-designate the CCS as a net investment hedge under the spot method. Changes in the fair value of the CCS that are included in the assessment of effectiveness due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the remaining life of the hedging instrument. The excluded component is the cross-currency basis spread, which will be recognized as an increase in interest income within "Other expense — net" in the Consolidated Statements of Operations using the straight-line method over the remaining term of the CCS. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. Additionally, the accrual of periodic U.S. dollar and Euro-denominated interest receipts under the terms of the CCS are recognized as interest income within “Other expense — net” in the Consolidated Statements of Operations.

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

Derivative in net investment hedging relationship	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Three Months Ended		Location	Three Months Ended		Location	Three Months Ended
	September 30,			September 30,			September 30,
	2019	2018		2019	2018		2019	2018
Interest rate swap contract	$2.7	$0.5	N/A	$—	$—	Other expense — net	$0.4	$—
N/A = Not applicable

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Nine Months Ended		Location	Nine Months Ended		Location	Nine Months Ended
	September 30,			September 30,			September 30,
	2019	2018		2019	2018		2019	2018
Interest rate swap contract	$4.0	$2.4	N/A	$—	$—	Other expense — net	$1.2	$—

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

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisition," for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million, all of which was recognized during the nine months ended September 30, 2018 in "Other expense — net" in the Consolidated Statements of Operations. The cash flows related to the settlement of the SEK Contract were not related to the Company's ongoing revenue-producing or cost-generating activities and, therefore, were included within the investing activities in the Consolidated Statements of Cash Flows.

As of September 30, 2019 and December 31, 2018, the Company had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency	Units Hedged
	September 30,	December 31,
	2019	2018
Singapore Dollar	28,542,000	28,447,000
European Euro	77,650,000	69,700,000
British Pound	7,016,939	23,704,468
Mexican Peso	32,160,000	—
Swiss Franc	7,000,000	5,300,000
Canadian Dollar	3,010,000	—

The location and effects on the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 for gains or losses related to derivative instruments not designated as hedging instruments were as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Three Months Ended September 30,
	2019	2018
Foreign currency exchange contracts	$3.6	$2.6	Other expense — net

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Nine Months Ended September 30,
	2019	2018
Foreign currency exchange contracts	$9.3	$(8.2)	Other expense — net

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		September 30,	December 31,
		2019	2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.3	$0.5
Commodity contracts	Prepaids and other current assets	—	0.2
Interest rate swap contracts	Prepaids and other current assets	0.2	4.8
Interest rate swap contracts	Other non-current assets	—	3.4
Total derivatives designated as hedging instruments		$0.5	$8.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.6	$0.1
Total derivatives NOT designated as hedging instruments		$0.6	$0.1

Total asset derivatives		$1.1	$9.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		September 30,	December 31,
		2019	2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.6	$1.5
Commodity contracts	Accrued expenses and other liabilities	1.3	0.9
Interest rate swap contracts	Accrued expenses and other liabilities	1.6	15.7
Foreign currency exchange contracts	Other long-term liabilities	—	—
Commodity contracts	Other long-term liabilities	0.1	0.4
Interest rate swap contracts	Other long-term liabilities	—	5.9
Total derivatives designated as hedging instruments		$3.6	$24.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$0.3
Total derivatives NOT designated as hedging instruments		$0.2	$0.3

Total liability derivatives		$3.8	$24.7

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

The Company utilizes the best available information in measuring fair value. The carrying values of cash and cash equivalents, accounts receivable, trade accounts payable and beneficial interest in sold receivables (see Note 4, "Accounts Receivable Securitization"), approximate fair value, without being discounted, as of September 30, 2019 and December 31, 2018, as applicable, due to the short-term nature of these instruments. The short-term investment balance as of December 31, 2018 represented a certificate of deposit with an original scheduled maturity of 12 months, for which the Company had the intent and ability to hold until maturity and was classified as held-to-maturity and carried at amortized cost in the Consolidated Balance Sheets. There were no indicators of other-than-temporary impairment for this security and the Company did not experience any credit losses during any period prior to the June 2019 maturity date of the certificate of deposit.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 9, "Debt." The carrying amount of the Revolving Credit Facility approximates its fair value as the interest rates are variable and reflective of market rates. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $856.1 million and $815.5 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the Company's Senior Notes was approximately $458.1 million and $457.0 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value as of
	September 30, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.9	$—	$0.9
Interest rate swap contracts	—	0.2	—	0.2
Total current assets at fair value	—	1.1	—	1.1
Total assets at fair value	$—	$1.1	$—	$1.1

Current liabilities:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Commodity contracts	—	1.3	—	1.3
Interest rate swap contracts	—	1.6	—	1.6
Total current liabilities at fair value	—	3.7	—	3.7
Non-current liabilities:
Commodity contracts	—	0.1	—	0.1
Total non-current liabilities at fair value	—	0.1	—	0.1
Total liabilities at fair value	$—	$3.8	$—	$3.8

(in millions)	Fair Value as of
	December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$32.0	$—	$32.0
Foreign currency exchange contracts	—	0.6	—	0.6
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	4.8	—	4.8
Total current assets at fair value	—	37.6	—	37.6
Non-current assets:
Interest rate swap contracts	—	3.4	—	3.4
Total non-current assets at fair value	—	3.4	—	3.4
Total assets at fair value	$—	$41.0	$—	$41.0

Current liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8
Commodity contracts	—	0.9	—	0.9
Interest rate swap contracts	—	15.7	—	15.7
Total current liabilities at fair value	—	18.4	—	18.4
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts	—	5.9	—	5.9
Total non-current liabilities at fair value	—	6.3	—	6.3
Total liabilities at fair value	$—	$24.7	$—	$24.7

12. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of September 30, 2019 and December 31, 2018, the Company had reserved $41.3 million and $39.7 million, respectively, for warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

As of September 30, 2019, the Company has various product liability lawsuits pending. For products sold outside of the United States and Canada, the Company is insured by a third-party insurance company. For products sold in the United States and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

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

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.2 million and $1.3 million as of September 30, 2019 and December 31, 2018, respectively; $0.6 million are reserved for specific cases for both periods, and $0.6 million and $0.7 million, respectively, are reserved for claims anticipated to have occurred but are not yet reported with the reserves estimated using actuarial methods. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

The Company held reserves for environmental matters related to certain locations as of September 30, 2019 and December 31, 2018 of approximately $0.7 million, respectively. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs at any of these locations will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of the Company’s internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of the Company's current and former executive officers and directors, with the Company named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On September 4, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit is captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. The Company intends to defend against these lawsuits vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of these matters and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome.

The Company has voluntarily disclosed to U.S. Customs & Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. The Company has completed the design of a statistical sample that is representative of its import activity and is in the process of collecting and analyzing relevant records. The Company is working diligently to provide CBP with a complete and accurate analysis and such efforts are expected to be ongoing. Based on currently known information, the Company expects to record a charge in its consolidated financial statements at the time it becomes reasonably estimable with respect to the range of potential loss that may result.

The Company is also subject to other litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of September 30, 2019 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

13. Product Warranties

In the normal course of business, the Company provides its customers product warranties covering workmanship, and in some cases materials, on products manufactured by the Company. Such product warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months, with certain equipment having longer-term warranties. If a product fails to comply with the Company's warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company accrues an estimate of costs that may be incurred under the product warranty at the time the product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

The product warranty activity for the nine months ended September 30, 2019 is as follows:

(in millions)
Balance as of December 31, 2018(1)	$39.7
Additions for issuance of warranties	30.8
Settlements (in cash or in kind)	(29.0)
Currency translation impact	(0.2)
Balance as of September 30, 2019(1)	$41.3

(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $9.9 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, was $2.1 million and $2.2 million, respectively. The long-term portion of deferred revenue on extended warranties, included in "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, was $3.9 million and $3.8 million, respectively.

14. Employee Benefit Plans

The components of the periodic benefit costs for the defined benefit plans for the three and nine months ended September 30, 2019 and 2018 are as follows:

(in millions)	Three Months Ended September 30,
	2019		2018
	Pension Plans	Postretirement Health Plans	Pension Plans	Postretirement Health Plans
Service cost - benefits earned during the period	$0.1	$—	$—	$—
Interest cost of projected benefit obligations	1.3	0.1	1.4	—
Expected return on assets	(1.2)	—	(1.5)	—
Amortization of actuarial net loss	0.6	—	0.5	0.1
Net periodic benefit cost	$0.8	$0.1	$0.4	$0.1

(in millions)	Nine Months Ended September 30,
	2019		2018
	Pension Plans	Postretirement Health Plans	Pension Plans	Postretirement Health Plans
Service cost - benefits earned during the period	$0.1	$—	$—	$—
Interest cost of projected benefit obligations	3.9	0.2	4.0	0.2
Expected return on assets	(3.6)	(0.1)	(4.3)	—
Amortization of actuarial net loss	1.9	0.2	1.6	0.2
Settlement loss recognized	1.2	—	—	—
Net periodic benefit cost	$3.5	$0.3	$1.3	$0.4

The components of periodic benefit costs are included in "Other expense — net" in the Consolidated Statements of Operations.

During the first quarter of 2019, the Company took various actions to settle a portion of its United Kingdom ("U.K.") pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash loss for the accelerated recognition of unamortized losses of approximately $1.2 million, which are included in "Other expense — net" in the Consolidated Statements of Operations for the three months ended March 31, 2019.

15. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate the Company's long-term growth and margin targets and to refine the Company's execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. Through the nine months ended September 30, 2019, the Transformation Program costs have principally been comprised of fees for consulting.

The components of Transformation Program expense for the three and nine months ended September 30, 2019 are as follows:

(in millions)	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Transformation Program expense:
Cost of sales	$1.1	$1.3
Selling, general and administrative expenses	11.2	24.5
Total	$12.3	$25.8

Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company. These actions generally include facility rationalization, headcount reductions and organizational integration activities resulting from discrete restructuring events, which are supported by approved plans for reductions in force ("RIF").

The activity in the Company's restructuring liability for the nine months ended September 30, 2019 is as follows:

(in millions)
Restructuring liability, as of December 31, 2018	$13.1
Restructuring activities	5.8
Cash payments	(4.9)
Non-cash adjustments (1)	(1.8)
Restructuring liability, as of September 30, 2019	$12.2

(1) The non-cash adjustments for the nine months ended September 30, 2019, include $1.2 million of stock-based compensation related to the accelerated vesting of certain stock awards in connection with the Company's executive management restructuring actions and other non-cash adjustments related to the Baltimore, Maryland plant consolidation.

As of September 30, 2019 and December 31, 2018, the current portion of the restructuring liability was $3.2 million and $3.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the long-term portion of the restructuring liability was $9.0 million and $10.1 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the long-term portion of the restructuring liability is related to a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities.

During the first quarter of 2019, the Company recognized $4.2 million of severance and related costs resulting from a global RIF and limited executive management and restructuring actions. The Company recognized an additional $1.2 million of severance and related costs during the second quarter of 2019 related to continuing service requirements associated with these actions. The severance and related costs are included in "Restructuring (recovery) expense" in the Company's Consolidated Statements of Operations.

During the second quarter of 2019, the Company completed the closure and plant consolidation of a small manufacturing facility in Baltimore, Maryland. As a result of this plant closure, the Company recognized total costs of $0.6 million, comprised of $0.2 million of inventory write-down and $0.2 million of accelerated depreciation included in "Cost of sales" and $0.2 million of severance and related costs, which are included in "Restructuring (recovery) expense" in the Company's Consolidated Statements of Operations for the quarter ended June 30, 2019.

During the fourth quarter of 2019, the Company approved restructuring actions in both the Americas and APAC regions in conjunction with the Transformation Program. As a result of these actions, the Company expects to recognize severance and related costs of approximately $4.0 million to $4.5 million, which will be recorded in in "Restructuring (recovery) expense" in the Company's Consolidated Statements of Operations. The Company expects to incur approximately $1.5 million to $2.0 million of these costs in the fourth quarter of 2019 with the remaining costs expected to be recognized during the year ending December 31, 2020.

During the first quarter of 2018, the Company completed a limited management restructuring within its EMEA region. In connection with this action, the Company incurred severance and related costs of $0.4 million, which were recognized during the first quarter of 2018 in "Restructuring (recovery) expense" in the Consolidated Statements of Operations.
During the second quarter of 2018, the Company completed a RIF within its EMEA and APAC regions, as part of its continued efforts to optimize and enhance operational efficiency. As a result, the Company incurred severance and related costs of $1.4 million, which were recognized during the second quarter of 2018 in "Restructuring (recovery) expense" in the Consolidated Statements of Operations.

Effective August 31, 2018, the Company’s former President and Chief Executive Officer (“Former CEO”), separated from the Company. In connection with the Former CEO's separation, the Company incurred separation charges of $0.8 million, which were recorded in "Restructuring (recovery) expense." Additionally, $3.7 million of expenses were reversed from the forfeiture of unvested stock awards and accrued incentive compensation, which were included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations during the three months ended September 30, 2018.

During the third quarter of 2018, the Company also announced a RIF in its Americas region and a limited management restructuring within its corporate division. In connection with this action, the Company incurred severance and related costs of $2.7 million during the three months ended September 30, 2018 which were recorded in "Restructuring (recovery) expense" in the Consolidated Statements of Operations.

16. Accumulated Other Comprehensive Loss

The components of AOCI as of September 30, 2019 and December 31, 2018 are as follows:

(in millions)	September 30,	December 31,
	2019	2018
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.3 million and $2.1 million, respectively	$(7.8)	$(6.5)
Derivative instrument fair market value, net of income tax expense of $0.3 million and $1.3 million, respectively	(2.2)	0.8
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.4 million and $6.3 million, respectively	(34.1)	(35.9)
Total accumulated other comprehensive loss	$(44.1)	$(41.6)

The summary of changes in AOCI for the three and nine months ended September 30, 2019 and 2018 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(2.9)	(3.1)
Reclassifications	—	(0.7)	1.8	1.1
Tax effect	(0.3)	0.2	(0.1)	(0.2)
Net current period other comprehensive loss	—	(1.0)	(1.2)	(2.2)
Balance as of March 31, 2019	$(6.5)	$(0.2)	$(37.1)	$(43.8)
Other comprehensive income (loss) before reclassifications	7.4	(1.5)	0.4	6.3
Reclassifications	—	(0.3)	0.9	0.6
Tax effect	0.1	0.5	0.1	0.7
Net current period other comprehensive income (loss)	7.5	(1.3)	1.4	7.6
Balance as of June 30, 2019	$1.0	$(1.5)	$(35.7)	$(36.2)
Other comprehensive (loss) income before reclassifications	(8.2)	(0.9)	0.9	(8.2)
Reclassifications	—	(0.1)	0.6	0.5
Tax effect	(0.6)	0.3	0.1	(0.2)
Net current period other comprehensive (loss) income	(8.8)	(0.7)	1.6	(7.9)
Balance as of September 30, 2019	$(7.8)	$(2.2)	$(34.1)	$(44.1)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(0.5)	3.3	—	2.8
Reclassifications	—	(0.9)	0.6	(0.3)
Tax effect	0.5	(0.4)	(0.1)	—
Net current period other comprehensive income	—	2.0	0.5	2.5
Balance as of March 31, 2018	$4.4	$5.6	$(39.5)	$(29.5)
Other comprehensive (loss) income before reclassifications	(6.8)	(0.5)	—	(7.3)
Reclassifications	—	(1.1)	0.6	(0.5)
Tax effect	(0.8)	0.4	(0.1)	(0.5)
Net current period other comprehensive (loss) income	(7.6)	(1.2)	0.5	(8.3)
Balance as of June 30, 2018	$(3.2)	$4.4	$(39.0)	$(37.8)
Other comprehensive income (loss) before reclassifications	3.7	1.2	—	4.9
Reclassifications	—	(0.9)	0.6	(0.3)
Tax effect	(0.1)	—	(0.1)	(0.2)
Net current period other comprehensive income	3.6	0.3	0.5	4.4
Balance as of September 30, 2018	$0.4	$4.7	$(38.5)	$(33.4)

(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in international subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income and net earnings.

A reconciliation of the reclassifications from AOCI net of tax, for the three and nine months ended September 30, 2019 and 2018 is as follows:

(in millions)	Three Months Ended September 30,		Recognized Location
	2019	2018
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.1)	$(0.4)	Cost of sales
Commodity contracts	(0.4)	0.7	Cost of sales
Interest expense	0.6	0.6	Interest expense
Total before tax	0.1	0.9
Tax effect	0.2	—	Income taxes
Net of tax	$0.3	$0.9

Amortization of pension and postretirement items:
Actuarial losses	$(0.6)	$(0.6)	Note 14, "Employee Benefit Plans"
Total before tax	(0.6)	(0.6)
Tax effect	(0.2)	0.1	Income taxes
Net of tax	$(0.8)	$(0.5)

Total reclassifications for the period	$(0.5)	$0.4	Net of tax

(in millions)	Nine Months Ended September 30,		Recognized Location
	2019	2018
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.7)	$—	Cost of sales
Commodity contracts	(0.7)	2.0	Cost of sales
Interest expense	2.5	0.9	Interest expense
Total before tax	1.1	2.9
Tax effect	0.5	(0.4)	Income taxes
Net of tax	$1.6	$2.5

Amortization of pension and postretirement items:
Actuarial losses	$(2.1)	$(1.8)	Note 14, "Employee Benefit Plans"
Pension settlement	(1.2)	—	Note 14, "Employee Benefit Plans"
Total before tax	(3.3)	(1.8)
Tax effect	(0.1)	0.3	Income taxes
Net of tax	$(3.4)	$(1.5)

Total reclassifications for the period	$(1.8)	$1.0	Net of tax

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

The Company does not have any contracts where it is the lessor, does not sublease any of its leased assets to third-parties and is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As a lessee, the Company periodically reassesses and remeasures its leases based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and discount rate. No impairment indicators were identified during the nine months ended September 30, 2019.

The components of lease expense for the three and nine months ended September 30, 2019 are as follows:

(in millions)	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$3.9	$11.9
Finance lease expense:
Depreciation of assets	0.3	0.8
Interest on lease liabilities	—	0.1
Short-term lease expense	0.8	2.3
Variable lease expense	0.3	0.8
Total lease expense	$5.3	$15.9

The supplemental balance sheet information related to leases is as follows:

(in millions, except lease term and discount rate)	September 30,
2019
Operating leases:
Operating lease right-of-use assets	$39.3

Current operating lease liabilities	$10.3
Non-current operating lease liabilities	28.1
Total operating lease liabilities	$38.4

Finance leases:
Property, plant and equipment — at cost	$5.9
Accumulated depreciation	(3.1)
Property, plant and equipment — net	$2.8

Current obligations of finance leases	$1.3
Finance leases, net of current obligations	1.3
Total finance lease liabilities	$2.6

Weighted average remaining lease term (in years):
Operating leases	7.0
Finance leases	2.4

Weighted average discount rate:
Operating leases	7.6%
Finance leases	4.8%

The assets associated with operating leases are included in "Operating lease right-of-use assets" with the current and non-current liabilities included in "Accrued expenses and other liabilities" and "Operating lease liabilities," respectively, in the Company's Consolidated Balance Sheets. The assets associated with finance leases are included in "Property, plant and equipment — net," with the current and non-current liabilities recognized in "Short-term borrowings and current portion of finance leases" and "Long-term debt and finance leases," respectively, in the Company's Consolidated Balance Sheets.

The supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$10.8
Operating cash flows used in financing leases	$0.1
Financing cash flows used in financing leases	$0.9
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$11.6
Finance Leases	$0.6

The following table presents the future maturities of the Company's lease liabilities as of September 30, 2019:

(in millions)	Operating	Financing
Year ending December 31:
2019 (excluding the nine months ended September 30, 2019)	$3.7	$0.3
2020	11.5	1.2
2021	7.7	0.7
2022	4.9	0.4
2023	3.9	0.1
Thereafter	20.2	—
Total lease payments	51.9	2.7
Less: imputed interest	(13.5)	(0.1)
Total lease obligations	$38.4	$2.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding — Basic	141,072,179	140,154,735	140,893,966	139,955,166

Effect of dilutive securities:
Stock options	152,419	664,314	209,264	670,407
Unvested restricted stock units	195,813	290,228	255,646	436,805
Unvested performance share units	112,379	239,908	96,617	219,690
Effect of dilutive securities	460,611	1,194,450	561,527	1,326,902

Weighted average shares outstanding — Diluted	141,532,790	141,349,185	141,455,493	141,282,068

For the three and nine months ended September 30, 2019, there were 1.2 million and 1.4 million securities, respectively, excluded from the computation of earnings per share because their effect would have been antidilutive. For the three and nine months ended September 30, 2018, there were 0.6 million securities, respectively, excluded from the computation of earnings per share because their effect would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as gain or loss from impairment or disposal of assets, restructuring activities, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

Financial information relating to the Company's geographic segments for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows:

(in millions, except percentage data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Americas	$318.2	$322.8	$929.2	$931.2
EMEA	95.8	98.5	301.3	278.8
APAC	64.4	60.7	179.3	161.9
Elimination of intersegment sales	(67.9)	(69.1)	(197.7)	(187.9)
Total net sales	$410.5	$412.9	$1,212.1	$1,184.0

Segment Adjusted Operating EBITDA:
Americas	$63.1	$69.0	$173.3	$178.1
EMEA	18.7	16.3	55.3	52.8
APAC	11.4	8.4	26.7	21.4
Total Segment Adjusted Operating EBITDA	93.2	93.7	255.3	252.3
Corporate and unallocated expenses	(11.1)	(7.0)	(40.3)	(34.8)
Amortization expense	(9.4)	(9.9)	(28.8)	(27.2)
Depreciation expense	(5.3)	(4.5)	(16.2)	(13.2)
Transaction costs (1)	(0.3)	(0.8)	(0.9)	(6.7)
Other items (2)	—	—	(0.8)	—
Transformation Program expense (3)	(12.3)	—	(25.8)	—
Separation expense	—	—	—	(0.1)
Restructuring activities (4)	0.2	(3.9)	(5.8)	(5.7)
(Loss) gain from disposal of assets — net	(0.2)	0.1	(0.2)	0.3
Earnings from operations	54.8	67.7	136.5	164.9
Interest expense	(22.4)	(23.3)	(70.9)	(66.7)
Other expense — net	(2.9)	(4.9)	(11.5)	(28.7)
Earnings before income taxes	$29.5	$39.5	$54.1	$69.5
(1) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the nine months ended September 30, 2019 and $0.4 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $4.8 million for the three and nine months ended September 30, 2018, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the nine months ended September 30, 2019, these costs include other professional fees of $0.8 million and are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations.

(3) Transformation Program expense includes consulting and other costs associated with executing the Company's Transformation Program initiatives. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.

(4) Restructuring activities includes costs associated with actions to improve operating efficiencies and rationalization of the Company's cost structure. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.

Adjusted Operating EBITDA % by segment: (5)
Americas	19.8%	21.4%	18.7%	19.1%
EMEA	19.5%	16.5%	18.4%	18.9%
APAC	17.7%	13.8%	14.9%	13.2%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Third-party net sales by geographic area (6):
United States	$263.0	$260.2	$767.1	$753.3
Other Americas	25.7	28.5	72.4	85.3
EMEA	73.2	77.8	238.1	218.5
APAC	48.6	46.4	134.5	126.9
Total net sales by geographic area	$410.5	$412.9	$1,212.1	$1,184.0
(6) Net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

(in millions)	Three Months Ended September 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$237.4	$47.4	$284.8
EMEA	62.9	11.1	74.0
APAC	41.5	10.2	51.7
Total net sales	$341.8	$68.7	$410.5

(in millions)	Three months ended September 30, 2018
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$237.3	$47.7	$285.0
EMEA	66.5	11.7	78.2
APAC	42.2	7.5	49.7
Total net sales	$346.0	$66.9	$412.9

(in millions)	Nine Months Ended September 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$699.2	$129.0	$828.2
EMEA	205.9	36.3	242.2
APAC	118.0	23.7	141.7
Total net sales	$1,023.1	$189.0	$1,212.1

(in millions)	Nine months ended September 30, 2018
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$698.1	$131.6	$829.7
EMEA	185.1	36.8	221.9
APAC	111.2	21.2	132.4
Total net sales	$994.4	$189.6	$1,184.0

As of September 30, 2019 and December 31, 2018, total assets by geographic segment are as follows:

(in millions)	September 30,	December 31,
	2019	2018
Americas	$1,565.8	$1,437.3
EMEA	353.4	324.2
APAC	197.4	169.0
Corporate	63.7	144.5
Total assets	$2,180.3	$2,075.0

20. Revision of Previously Issued Consolidated Financial Statements

As disclosed in Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," the following table presents the impact of the error corrections for the nine months ended September 30, 2018.

The following table summarizes the effects these corrections had on the Company's unaudited Consolidated Statements of Cash Flows by financial statement line item:

(in millions)	Nine Months Ended September 30, 2018
	As Reported	Adjustment	As Revised
Accounts receivable	$(483.0)	$43.4	$(439.6)
Other current and long-term liabilities	$(19.3)	$(2.1)	$(21.4)
Net cash (used in) provided by operating activities	$(421.3)	$41.3	$(380.0)
Cash receipts on beneficial interest in sold receivables	$463.6	$(43.4)	$420.2
Purchase of short-term investment	$—	$(35.0)	$(35.0)
Proceeds from maturity of short-term investment	$—	$20.7	$20.7
Other	$—	$0.9	$0.9
Net cash provided by (used in) investing activities	$221.2	$(56.8)	$164.4
Effect of exchange rate changes on cash	$(4.1)	$3.4	$(0.7)
Net decrease in cash and cash equivalents and restricted cash	$(35.0)	$(12.1)	$(47.1)
Balance at beginning of period	$128.7	$(19.9)	$108.8
Balance at end of period	$93.7	$(32.0)	$61.7
Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$522.3	$33.5	$555.8

21. Subsidiary Guarantors and Senior Notes

The following tables present consolidating financial information for (a) Welbilt ("Parent"); (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Guarantor Subsidiaries"); and (c) the wholly-owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because as guarantors, these subsidiaries are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

The Company identified errors in its previously issued unaudited consolidated financial statements as described in Note 20, "Revision of Previously Issued Consolidated Financial Statements," and has revised the following consolidating financial information within this footnote to correct the identified errors. The impacts of the revision predominantly impacted the Non-Guarantor Subsidiaries financial information as included in the consolidating financial statements below.

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$297.2	$243.8	$(130.5)	$410.5
Cost of sales	0.9	221.6	167.6	(130.5)	259.6
Gross profit	(0.9)	75.6	76.2	—	150.9
Selling, general and administrative expenses	20.9	37.9	27.9	—	86.7
Amortization expense	—	7.2	2.2	—	9.4
Restructuring recovery	—	(0.1)	(0.1)	—	(0.2)
(Gain) loss from disposal of assets — net	—	(0.1)	0.3	—	0.2
(Loss) earnings from operations	(21.8)	30.7	45.9	—	54.8
Interest expense	21.7	0.2	0.5	—	22.4
Other (income) expense — net	(3.1)	(8.7)	14.7	—	2.9
Equity in earnings of subsidiaries	45.7	19.9	—	(65.6)	—
Earnings before income taxes	5.3	59.1	30.7	(65.6)	29.5
Income taxes	(14.8)	13.4	10.8	—	9.4
Net earnings	$20.1	$45.7	$19.9	$(65.6)	$20.1
Total other comprehensive loss, net of tax	(7.9)	(9.8)	(9.7)	19.5	(7.9)
Comprehensive income	$12.2	$35.9	$10.2	$(46.1)	$12.2

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$290.3	$234.1	$(111.5)	$412.9
Cost of sales	1.1	214.7	155.5	(111.5)	259.8
Gross profit	(1.1)	75.6	78.6	—	153.1
Selling, general and administrative expenses	5.3	35.3	31.1	—	71.7
Amortization expense	—	7.1	2.8	—	9.9
Restructuring expense	1.4	1.1	1.4	—	3.9
Gain from disposal of assets — net	—	(0.1)	—	—	(0.1)
(Loss) earnings from operations	(7.8)	32.2	43.3	—	67.7
Interest expense	21.0	0.2	2.1	—	23.3
Other (income) expense — net	(4.3)	(5.5)	14.7	—	4.9
Equity in earnings of subsidiaries	51.6	19.6	—	(71.2)	—
Earnings before income taxes	27.1	57.1	26.5	(71.2)	39.5
Income taxes	0.3	5.5	6.9	—	12.7
Net earnings	$26.8	$51.6	$19.6	$(71.2)	$26.8
Total other comprehensive income, net of tax	4.3	3.4	3.7	(7.0)	4.4
Comprehensive income	$31.1	$55.0	$23.3	$(78.2)	$31.2

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$850.4	$714.8	$(353.1)	$1,212.1
Cost of sales	2.7	639.1	489.7	(353.1)	778.4
Gross profit	(2.7)	211.3	225.1	—	433.7
Selling, general and administrative expenses	57.3	115.0	90.5	—	262.8
Amortization expense	—	21.4	7.4	—	28.8
Restructuring expense	2.8	1.6	1.0	—	5.4
(Gain) loss from disposal of assets — net	—	(0.1)	0.3	—	0.2
(Loss) earnings from operations	(62.8)	73.4	125.9	—	136.5
Interest expense	67.0	0.7	3.2	—	70.9
Other (income) expense — net	(13.5)	(15.5)	40.5	—	11.5
Equity in earnings of subsidiaries	120.3	58.2	—	(178.5)	—
Earnings before income taxes	4.0	146.4	82.2	(178.5)	54.1
Income taxes	(33.5)	26.1	24.0	—	16.6
Net earnings	$37.5	$120.3	$58.2	$(178.5)	$37.5
Total other comprehensive loss, net of tax	(2.5)	(31.2)	(28.9)	60.1	(2.5)
Comprehensive income	$35.0	$89.1	$29.3	$(118.4)	$35.0

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Nine months ended September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$842.1	$687.4	$(345.5)	$1,184.0
Cost of sales	2.8	630.9	467.2	(345.5)	755.4
Gross profit	(2.8)	211.2	220.2	—	428.6
Selling, general and administrative expenses	24.6	110.7	95.8	—	231.1
Amortization expense	—	21.4	5.8	—	27.2
Restructuring expense	1.4	1.2	3.1	—	5.7
Gain from disposal of assets — net	—	(0.3)	—	—	(0.3)
(Loss) earnings from operations	(28.8)	78.2	115.5	—	164.9
Interest expense	61.2	0.7	4.8	—	66.7
Other (income) expense — net	(12.3)	(17.6)	58.6	—	28.7
Equity in earnings of subsidiaries	107.7	33.5	—	(141.2)	—
Earnings before income taxes	30.0	128.6	52.1	(141.2)	69.5
Income taxes	(21.2)	20.9	18.6	—	18.3
Net earnings	$51.2	$107.7	$33.5	$(141.2)	$51.2
Total other comprehensive loss, net of tax	(1.5)	(8.8)	(5.5)	14.4	(1.4)
Comprehensive income	$49.7	$98.9	$28.0	$(126.8)	$49.8

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	September 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.2	$—	$116.0	$(1.4)	$117.8
Accounts receivable — net	—	99.0	101.4	—	200.4
Inventories — net	—	105.3	92.3	—	197.6
Prepaids and other current assets	18.3	6.8	14.8	(0.6)	39.3
Total current assets	21.5	211.1	324.5	(2.0)	555.1
Property, plant and equipment — net	8.7	70.0	41.1	—	119.8
Operating lease right-of-use assets	—	4.5	34.8	—	39.3
Goodwill	—	832.4	97.1	—	929.5
Other intangible assets — net	—	349.4	159.1	—	508.5
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,363.9	—	(3,363.9)	—
Investment in subsidiaries	4,319.2	—	—	(4,319.2)	—
Other non-current assets	6.5	4.2	17.4	—	28.1
Total assets	$4,375.9	$4,845.6	$683.9	$(7,725.1)	$2,180.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$56.0	$57.7	$(1.9)	$111.8
Accrued expenses and other liabilities	27.4	86.7	65.6	—	179.7
Short-term borrowings and current portion of finance leases	—	0.9	0.4	—	1.3
Product warranties	—	20.7	10.7	—	31.4
Total current liabilities	27.4	164.3	134.4	(1.9)	324.2
Long-term debt and finance leases	1,395.1	0.7	30.1	—	1,425.9
Deferred income taxes	60.4	—	42.1	—	102.5
Pension and postretirement health liabilities	14.8	8.8	10.9	—	34.5
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,625.3	—	738.6	(3,363.9)	—
Investment in subsidiaries	—	330.2	—	(330.2)	—
Operating lease liabilities	—	2.1	26.0	—	28.1
Other long-term liabilities	6.5	20.3	7.7	(0.1)	34.4
Total non-current liabilities	4,117.8	362.1	879.7	(3,734.2)	1,625.4
Total equity (deficit)	230.7	4,319.2	(330.2)	(3,989.0)	230.7
Total liabilities and equity	$4,375.9	$4,845.6	$683.9	$(7,725.1)	$2,180.3

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

	December 31, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.5	$69.7	$—	$70.4
Restricted cash	—	—	2.8	—	2.8
Short-term investment	—	—	32.0	—	32.0
Accounts receivable — net	—	—	114.3	(1.8)	112.5
Inventories — net	—	99.8	90.8	—	190.6
Prepaids and other current assets	17.0	3.5	11.7	—	32.2
Total current assets	17.2	103.8	321.3	(1.8)	440.5
Property, plant and equipment — net	3.0	71.1	44.9	—	119.0
Goodwill	—	832.4	103.2	—	935.6
Other intangible assets — net	—	370.8	175.9	—	546.7
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,395.0	—	(3,395.0)	—
Investment in subsidiaries	4,200.5	—	—	(4,200.5)	—
Other non-current assets	12.1	4.0	28.1	(11.0)	33.2
Total assets	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$81.5	$71.2	$(1.9)	$151.0
Accrued expenses and other liabilities	33.9	88.8	61.0	—	183.7
Short-term borrowings and current portion of finance leases	—	0.9	15.2	—	16.1
Product warranties	—	18.2	9.7	—	27.9
Total current liabilities	34.1	189.4	157.1	(1.9)	378.7
Long-term debt and finance leases	1,246.6	1.2	74.0	—	1,321.8
Deferred income taxes	60.5	—	43.8	—	104.3
Pension and postretirement health liabilities	45.5	4.6	—	(10.9)	39.2
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,649.5	—	745.5	(3,395.0)	—
Investment in subsidiaries	—	368.3	—	(368.3)	—
Other long-term liabilities	14.5	23.2	6.9	—	44.6
Total non-current liabilities	4,032.3	397.3	894.5	(3,814.2)	1,509.9
Total equity (deficit)	186.4	4,200.5	(368.3)	(3,832.2)	186.4
Total liabilities and equity	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(102.5)	$(95.7)	$(120.9)	$(1.4)	$(320.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	75.8	204.9	—	280.7
Capital expenditures	(3.5)	(10.2)	(3.7)	—	(17.4)
Proceeds from maturity of short-term investment	—	—	32.0	—	32.0
Intercompany investment	—	31.1	(6.9)	(24.2)	—
Other	0.9	—	—	—	0.9
Net cash (used in) provided by investing activities	(2.6)	96.7	226.3	(24.2)	296.2
Cash flows from financing activities
Proceeds from long-term debt	355.0	—	—	—	355.0
Repayments on long-term debt and finance leases	(223.5)	(0.7)	(43.0)	—	(267.2)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	3.0	—	—	—	3.0
Payments on tax withholdings for equity awards	(2.2)	—	—	—	(2.2)
Intercompany financing	(24.2)	—	—	24.2	—
Net cash provided by (used in) financing activities	108.1	(1.5)	(58.0)	24.2	72.8
Effect of exchange rate changes on cash	—	—	(3.9)	—	(3.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	3.0	(0.5)	43.5	(1.4)	44.6
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$3.2	$—	$116.0	$(1.4)	$117.8

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(66.3)	$74.2	$(388.4)	$0.5	$(380.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	420.2	—	420.2
Capital expenditures	(0.2)	(9.2)	(4.6)	—	(14.0)
Acquisition of intangible assets	(2.8)	—	—	—	(2.8)
Purchase of short-term investment	—	—	(35.0)	—	(35.0)
Proceeds from maturity of short-term investment	—	—	20.7	—	20.7
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Intercompany investment	—	(64.4)	68.8	(4.4)	—
Other	0.9	—	—	—	0.9
Net cash (used in) provided by investing activities	(2.1)	(73.6)	244.5	(4.4)	164.4
Cash flows from financing activities
Proceeds from long-term debt	176.0	—	100.0	—	276.0
Repayments on long-term debt and finance leases	(114.0)	(0.3)	(25.2)	—	(139.5)
Debt issuance costs	(0.4)	—	—	—	(0.4)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Exercises of stock options	6.0	—	—	—	6.0
Payments on tax withholdings for equity awards	(2.9)	—	—	—	(2.9)
Intercompany financing	(4.7)	—	—	4.7	—
Net cash provided by (used in) financing activities	60.0	(0.3)	104.8	4.7	169.2
Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	(8.4)	0.3	(39.8)	0.8	(47.1)
Balance at beginning of period	8.8	—	100.8	(0.8)	108.8
Balance at end of period	$0.4	$0.3	$61.0	$—	$61.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. See "Cautionary Statements Regarding Forward-Looking Information" below for a discussion of the risks, uncertainties and assumptions that may cause actual results to differ materially from those discussed in the forward -looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measures” below. The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

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

We manage our business in three geographic segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment is comprised of markets in Europe, including Russia and the Commonwealth of Independent States, Middle East and Africa. The APAC segment is principally comprised of markets in China, Australia, Japan, Philippines, Singapore, South Korea, Thailand, Indonesia, Taiwan, Hong Kong, Malaysia and New Zealand. These geographic segments represent the level at which separate financial information is available and is used by management to assess the financial performance and allocate resources. We evaluate segment performance based on Adjusted Operating EBITDA (a non-GAAP measure). See Note 19, "Business Segments," of the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our geographic segments.

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the three months ended September 30, 2019 include the following:

•	Net sales were $410.5 million, a decrease of 0.6% from the prior year. Organic net sales (a non-GAAP metric) increased 0.6%.

•	Earnings from operations were $54.8 million, a decrease of 19.1% from the prior year.

•
Adjusted Operating EBITDA (a non-GAAP metric) was $82.1 million, a decrease of 5.3% from the prior year while Adjusted Operating EBITDA margin (a non-GAAP metric) was 20.0%, a decrease of 100 basis points.

•	Net earnings were $20.1 million, a decrease of 25.0% from the prior year while Adjusted Net Earnings (a non-GAAP metric) were $31.0 million, a decrease of 11.9%.

•	Diluted net earnings per share were $0.14, a decrease of 26.3% from the prior year while Adjusted Diluted Net Earnings Per Share (a non-GAAP metric) were $0.22, a decrease of 12.0%.

•
As of September 30, 2019, our total liquidity was $348.7 million, comprised of $117.8 million of cash and cash equivalents and $230.9 million available for additional borrowing under the senior secured revolving credit facility, compared to liquidity of $389.2 million as of December 31, 2018. Our total outstanding long-term debt, excluding finance leases, as of September 30, 2019 was $1,424.6 million.

Strategic Objectives

We intend to achieve sustainable growth globally and increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing strategic acquisitions and partnerships, growing our customer base and expanding the frontiers of foodservice innovation. In addition, we are committed to attracting and developing industry-leading talent. Our specific strategic objectives include:

•
Achieve profitable growth: We intend to grow sales organically with our best-in-class product portfolio and kitchen systems approach. We believe we can achieve profitable growth through product innovation, price discipline and operational excellence. In addition, we will selectively pursue strategic acquisitions and partnerships in the market.

During the first quarter of 2019, we initiated a comprehensive operational review to validate our long-term growth and margin targets and to refine our execution plans, which culminated in launching our Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We anticipate incurring consulting costs, restructuring charges, and other related transformation expenses of $75 to $85 million through 2021. We have incurred $12.3 million and $25.8 million of expenses during the three and nine months ended September 30, 2019 in connection with the operational review and execution of the Transformation Program, with total expenses of $37 to $40 million estimated to be incurred for the year ending December 31, 2019. We expect the remaining costs associated with the Transformation Program to be incurred mainly in 2020 with a small portion extending into 2021. These costs are expected to be settled primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program and are currently targeting annualized savings in excess of $75 million by the second half of 2021, with expected annualized savings of $1 to $3 million for the year ending December 31, 2019. We may realize additional benefits from pricing optimization developed in conjunction with this program. The actual timing of costs and realized savings of the program may differ from our current expectations and estimates.

•
Create innovative products and solutions: To remain an industry leader and grow our reputation as an innovative company, we continuously endeavor to create game-changing product and system solutions for the entire kitchen while also finding new ways to integrate those products into global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.

•
Guarantee customer satisfaction: We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

•
Drive operational excellence: Our Simplification and Right-Sizing Initiatives, which we first introduced in 2016, were the beginning of our effort to simplify our product lines and improve our manufacturing footprint. Our newly launched Transformation Program builds on the Simplification and Right-Sizing Initiatives with discrete efficiency initiatives in our now more streamlined infrastructure.

•
Develop great people: We strive to make Welbilt an employer of choice in our industry and we believe we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Revision of Previously Issued Consolidated Financial Statements

Certain prior period amounts relating to the nine months ended September 30, 2018 have been revised to reflect the impact of corrections of errors. Accordingly, the relevant information presented herein has been updated to reflect the correction of these errors. Refer to Note 2, "Summary of Significant Accounting Policies and Basis of Presentation," and Note 20, "Revision of Previously Issued Consolidated Financial Statements," to our unaudited consolidated financial statements for further information.

Industry and Business Conditions

In the Americas, we expect stable market conditions to continue for the remainder of 2019 as slight improvements in general market conditions and the benefit of our pricing actions are anticipated to offset softening in large chain purchases. General market conditions in APAC continue to be favorable while the market in EMEA has experienced a general economic slowdown including the impact from a scheduled withdrawal of the United Kingdom from the European Union. In addition, we anticipate short-term operating inefficiencies in certain of our manufacturing plants as a result of the execution of our Transformation Program.

As a result of the U.S. Tax Cuts and Jobs Act, additional legislative and regulatory guidance may be issued, which could impact our effective tax rate in future periods.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Three Months Ended September 30,		Change
	2019	2018	$	%
Net sales	$410.5	$412.9	$(2.4)	(0.6)%
Cost of sales	259.6	259.8	(0.2)	(0.1)%
Gross profit	150.9	153.1	(2.2)	(1.4)%
Gross margin (% of Net sales)	36.8%	37.1%		(0.3)%
Selling, general and administrative expenses	86.7	71.7	15.0	20.9%
Amortization expense	9.4	9.9	(0.5)	(5.1)%
Restructuring (recovery) expense	(0.2)	3.9	(4.1)	(105.1)%
Loss (gain) from disposal of assets — net	0.2	(0.1)	0.3	(300.0)%
Earnings from operations	54.8	67.7	(12.9)	(19.1)%
Interest expense	22.4	23.3	(0.9)	(3.9)%
Other expense — net	2.9	4.9	(2.0)	(40.8)%
Earnings before income taxes	29.5	39.5	(10.0)	(25.3)%
Income taxes	9.4	12.7	(3.3)	(26.0)%
Net earnings	$20.1	$26.8	$(6.7)	(25.0)%

Analysis of Net Sales

"Net sales" for our geographic segments comprised the following for the periods presented:

(in millions)	Three Months Ended September 30,		Change
	2019	2018	$	%
Americas	$318.2	$322.8	$(4.6)	(1.4)%
EMEA	95.8	98.5	(2.7)	(2.7)%
APAC	64.4	60.7	3.7	6.1%
Elimination of intersegment sales	(67.9)	(69.1)	1.2	1.7%
Total net sales	$410.5	$412.9	$(2.4)	(0.6)%

Net sales totaled $410.5 million for the three months ended September 30, 2019 representing a decrease of $2.4 million, or 0.6%, compared to same period of the prior year. The decrease in net sales was primarily the result of a $4.8 million, or 1.2%, negative impact of foreign currency translation and lower volumes partially offset by favorable net pricing. Organic net sales (a non-GAAP metric) increased 0.6% for the three months ended September 30, 2019 compared to the same period of the prior year.

Net sales in the Americas segment decreased $4.6 million, or 1.4%, for the three months ended September 30, 2019 comprised primarily of a $4.4 million decrease in intersegment sales and a $0.2 million decrease in third-party net sales. The third-party net sales decrease was driven by lower volumes in hot-side products partially offset by higher cold-side product volumes and increased net pricing. Foreign currency translation negatively impacted Americas third-party net sales by $0.4 million for the three months ended September 30, 2019.

Net sales in the EMEA segment decreased $2.7 million, or 2.7%, for the three months ended September 30, 2019 comprised of a $4.2 million decrease in third-party net sales partially offset by a $1.5 million increase in intersegment sales. The decrease in EMEA third-party net sales is primarily due to a $3.8 million negative impact from foreign currency translation and lower volumes in hot-side products.

Net sales in the APAC segment increased $3.7 million, or 6.1%, for the three months ended September 30, 2019 primarily as a result of increases of $2.0 million in third-party net sales and $1.7 million in intersegment sales. Third-party net sales increased as a result of higher volumes in cold-side products and increases in Fabristeel project-based sales and KitchenCare aftermarket part sales. Foreign currency translation had a negative impact of $0.6 million on APAC third-party net sales for the three months ended September 30, 2019.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended September 30, 2019 totaled $150.9 million, a decrease of $2.2 million, or 1.4%, compared to the same period of the prior year. This decrease was primarily driven by: (i) unfavorable other manufacturing and warranty costs of $9.2 million, (ii) a $2.1 million negative foreign currency translation impact and (iii) $1.1 million of costs incurred in connection with the Transformation Program announced in May 2019. These unfavorable impacts were partially offset by: (i) a $4.3 million positive impact from increased net pricing, (ii) $3.1 million of net favorable material costs including tariffs and (iii) a $3.0 million favorable impact from product and volume mix.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended September 30, 2019 totaled $86.7 million, an increase of $15.0 million, or 20.9%, compared to the same period of the prior year. This increase is primarily due to: (i) $12.5 million of higher professional fees mainly comprised of $11.2 million of third-party consulting costs in connection with our Transformation Program, (ii) an increase in employee related costs of $2.5 million primarily resulting from the $3.7 million reversal of stock-based and incentive compensation attributable to the resignation of our former President and Chief Executive Officer in the third quarter of 2018 which did not recur in 2019, (iii) higher marketing and sales commission expenses of $0.9 million. These increases were partially offset by a positive foreign currency translation impact of $1.0 million.

Restructuring (recovery) expense

"Restructuring (recovery) expense" was $3.9 million for the three months ended September 30, 2018 primarily associated with restructuring actions in the Americas region, a limited management restructuring within our corporate division and separation charges incurred in connection with the resignation of our former President and Chief Executive Officer.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for our geographic segments was comprised of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended September 30,		Change
	2019	2018	$	%
Americas	$63.1	$69.0	$(5.9)	(8.6)%
EMEA	18.7	16.3	2.4	14.7%
APAC	11.4	8.4	3.0	35.7%
Total Segment Adjusted Operating EBITDA	93.2	93.7	(0.5)	(0.5)%
Less: Corporate and unallocated expenses	(11.1)	(7.0)	(4.1)	58.6%
Total Adjusted Operating EBITDA	$82.1	$86.7	$(4.6)	(5.3)%

Adjusted Operating EBITDA margin (1)	20.0%	21.0%		(1.0)%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended September 30, 2019 decreased by $5.9 million, or 8.6% compared to the same period of the prior year. This decrease was primarily the result of: (i) $1.2 million of unfavorable manufacturing variances, (ii) $1.7 million of higher warranty costs associated with product rollouts for certain large-chain customers, (iii) $1.1 million of incremental costs associated with the Transformation Program announced in May 2019, (iv) unfavorable product volume and mix of $1.0 million and (v) higher employee-related costs of $0.9 million. These decreases were partially offset by $1.5 million of lower net material costs including tariffs.

Adjusted Operating EBITDA in the EMEA segment for the three months ended September 30, 2019 increased by $2.4 million, or 14.7%, which is primarily the result of $13.4 million favorable impact from increased net pricing partially offset by: (i) lower product volume and mix of $6.2 million, (ii) higher material and other manufacturing costs of $3.1 million, (iii) a $0.9 million unfavorable foreign currency translation impact and (iv) $0.6 million of higher research and development costs.

Adjusted Operating EBITDA in the APAC segment for the three months ended September 30, 2019 increased by $3.0 million, or 35.7%, primarily driven by $3.5 million of increased product volume and mix and $0.8 million of lower research and development costs. These increases were partially offset by higher material and other manufacturing costs of $1.3 million and unfavorable net pricing of $0.5 million.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the segments. For the three months ended September 30, 2019, corporate and unallocated costs increased by $4.1 million, or 58.6%, primarily driven by an increase in the elimination of profit in inventory resulting from higher intercompany inventory on hand.

Analysis of Non-Operating Income Statement Items

For the three months ended September 30, 2019, "Other expense — net" was $2.9 million, a decrease of $2.0 million, which is primarily the result of lower foreign currency losses compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended September 30, 2019, we recorded a $9.4 million income tax provision, reflecting a 31.9% effective tax rate, compared to a $12.7 million income tax provision for the three months ended September 30, 2018, reflecting a 32.2% effective tax rate. The $3.3 million decrease in the income tax provision for the three months ended September 30, 2019 is attributable to the decreased earnings before income taxes and changes in both discrete tax items and the relative weighting of jurisdictional income as compared to the same period of the prior year.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2019	2018	$	%
Net sales	$1,212.1	$1,184.0	$28.1	2.4%
Cost of sales	778.4	755.4	23.0	3.0%
Gross profit	433.7	428.6	5.1	1.2%
Gross profit (% of Net sales)	35.8%	36.2%		(0.4)%
Selling, general and administrative expenses	262.8	231.1	31.7	13.7%
Amortization expense	28.8	27.2	1.6	5.9%
Restructuring expense	5.4	5.7	(0.3)	(5.3)%
Loss (gain) from disposal of assets — net	0.2	(0.3)	0.5	(166.7)%
Earnings from operations	136.5	164.9	(28.4)	(17.2)%
Interest expense	70.9	66.7	4.2	6.3%
Other expense — net	11.5	28.7	(17.2)	(59.9)%
Earnings before income taxes	54.1	69.5	(15.4)	(22.2)%
Income taxes	16.6	18.3	(1.7)	(9.3)%
Net earnings	$37.5	$51.2	$(13.7)	(26.8)%

Analysis of Net Sales

"Net sales" for our geographic segments were comprised of the following for the periods presented:

(in millions)	Nine Months Ended September 30,		Change
	2019	2018	$	%
Americas	$929.2	$931.2	$(2.0)	(0.2)%
EMEA	301.3	278.8	22.5	8.1%
APAC	179.3	161.9	17.4	10.7%
Elimination of intersegment sales	(197.7)	(187.9)	(9.8)	(5.2)%
Total net sales	$1,212.1	$1,184.0	$28.1	2.4%

Net Sales totaled $1,212.1 million for the nine months ended September 30, 2019 representing an increase of $28.1 million, or 2.4%, compared to the same period of the prior year. The increase in net sales was primarily driven by $24.0 million of incremental net sales from Crem products, higher net pricing and increased volumes of cold-side products. These increases were partially offset by reduced volumes of hot-side products resulting from new product rollouts with large chain customers in 2018 which did not recur in 2019. Foreign currency translation negatively impacted net sales for the nine months ended September 30, 2019 by $22.3 million, or 1.9%. Organic sales (a non-GAAP metric) increased 2.0% for the nine months ended September 30, 2019 compared to the same period of the prior year.

Net sales in the Americas segment for the nine months ended September 30, 2019 decreased $2.0 million, or 0.2%, comprised primarily of a decrease in third-party net sales of $1.5 million and a $0.5 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by lower volumes of hot-side products associated with new product rollouts by large chain customers in 2018 which did not recur in 2019 and a decrease in KitchenCare aftermarket sales. These decreases were partially offset by increased net pricing and increased volumes in cold-side products. Foreign currency translation negatively impacted third-party net sales for the nine months ended September 30, 2019 by $2.9 million.

Net sales in the EMEA segment for the nine months ended September 30, 2019 increased $22.5 million, or 8.1%, comprised of an increase in third-party net sales of $20.3 million and a $2.2 million increase in intersegment sales. Third-party net sales increased primarily due to $19.0 million of incremental net sales from Crem products, higher volumes of hot-side products with a large chain customer partially offset by decreased volumes in the general market. Foreign currency translation negatively impacted third-party net sales for the nine months ended September 30, 2019 by $15.9 million.

Net sales in the APAC segment for the nine months ended September 30, 2019 increased $17.4 million, or 10.7%, primarily as a result of a $9.3 million increase in third-party net sales and a $8.1 million increase in intersegment sales. Third-party net sales increased primarily due to $5.0 million of incremental net sales from Crem products and increases in Fabristeel project-based sales and KitchenCare aftermarket part sales partially offset by decreased volumes for hot-side products. Foreign currency translation negatively impacted third-party net sales for the nine months ended September 30, 2019 by $3.5 million.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the nine months ended September 30, 2019 totaled $433.7 million, an increase of $5.1 million, or 1.2%, compared to the same period of the prior year. This increase was primarily driven by: (i) a $13.5 million favorable impact from increased net pricing, (ii) a $10.5 million favorable impact from product volumes and mix, (iii) incremental gross profit from the Crem operations of $7.3 million and (iv) reduced acquisition-related costs of $1.6 million. These favorable impacts were largely offset by: (i) a negative foreign currency translation impact of $10.1 million, (ii) $9.0 million increase in other manufacturing and warranty costs, (iii) $7.2 million of higher material costs including tariffs and (iv) $1.3 million of costs incurred in connection with the Transformation Program announced in May 2019.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the nine months ended September 30, 2019 totaled $262.8 million, representing an increase of $31.7 million, or 13.7%, compared to the same period of the prior year. This increase is primarily due to: (i) higher professional fees of $26.6 million mainly comprised of $24.5 million of third-party consulting costs in connection with our Transformation Program, (ii) incremental costs associated with the Crem operations of $5.9 million, (iii) $3.2 million of higher employee related costs primarily resulting from the $3.7 million reversal of stock-based and incentive compensation attributable to the resignation of our former President and Chief Executive Officer in the third quarter of 2018 which did not recur in 2019, (iv) an increase in depreciation expense of $2.9 million and (v) higher marketing and sales commission costs of $2.7 million. These increases were partially offset by a positive foreign currency translation impact of $4.6 million and lower acquisition-related costs attributable to the 2018 acquisition of Crem of $4.3 million which did not recur in 2019.

Restructuring expense

Restructuring expense for the nine months ended September 30, 2019 was $5.4 million comprised primarily of a global workforce reduction and limited executive management restructuring actions. Restructuring expense for the nine months ended September 30, 2018 was $5.7 million, resulting primarily from restructuring actions in each of our reportable segments and a limited management restructuring in our corporate division as part of our continued efforts to optimize and enhance our operational efficiency.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for geographic segments was comprised of the following for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2019	2018	$	%
Americas	$173.3	$178.1	$(4.8)	(2.7)%
EMEA	55.3	52.8	2.5	4.7%
APAC	26.7	21.4	5.3	24.8%
Total Segment Adjusted Operating EBITDA	255.3	252.3	3.0	1.2%
Less: Corporate and unallocated expenses	(40.3)	(34.8)	(5.5)	(15.8)%
Total Adjusted Operating EBITDA	$215.0	$217.5	$(2.5)	(1.1)%

Adjusted Operating EBITDA margin(1)	17.7%	18.4%		(0.7)%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the nine months ended September 30, 2019 decreased by $4.8 million, or 2.7%. This decrease was primarily driven by: (i) $8.5 million of higher material and other manufacturing costs inclusive of a $1.7 million positive impact on tariffs mainly due to a favorable ruling on the applicability of tariffs on certain of our products, (ii) $3.2 million of higher marketing and commissions costs and (iii) an unfavorable foreign currency translation impact of $1.5 million. These increases were partially offset by a favorable impact from net pricing of $8.6 million.

Adjusted Operating EBITDA in the EMEA segment for the nine months ended September 30, 2019 increased by $2.5 million, or 4.7%, which was primarily driven by a $13.5 million favorable impact from net pricing. This favorable impact was partially offset by: (i) higher material and manufacturing costs of $5.9 million, (ii) an unfavorable foreign currency translation impact of $3.3 million and (iii) increased research and development costs totaling $2.1 million.

Adjusted Operating EBITDA in the APAC segment for the nine months ended September 30, 2019 increased by $5.3 million, or 24.8%. This increase was primarily driven by: (i) $4.6 million of increased product volumes and mix, (ii) $2.3 million decrease in research and development costs and (iii) $1.2 million of incremental earnings from Crem operations. These increases were partially offset by unfavorable material and other manufacturing costs of $1.3 million and a $1.0 million unfavorable impact of foreign currency translation.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the segments. For the nine months ended September 30, 2019, corporate and unallocated costs increased by $5.5 million, or 15.8%, primarily driven by an increase in the elimination of profit in inventory attributable to higher intercompany inventory on hand and a $3.7 million reversal of stock-based and incentive compensation attributable to the resignation of our former President and Chief Executive Officer in the third quarter of 2018 which did not recur in 2019.

Analysis of Non-Operating Income Statement Items

For the nine months ended September 30, 2019, "Interest expense" was $70.9 million, a $4.2 million increase primarily driven by higher average borrowings outstanding partially offset by a decrease in weighted average interest rates as compared to the same period of the prior year

For the nine months ended September 30, 2019, "Other expense — net" was $11.5 million, a decrease of $17.2 million as compared to the same period of the prior year. The decrease is primarily the result of a $10.0 million loss on a foreign currency hedge for the Crem acquisition purchase price and a $9.1 million foreign currency transaction loss on debt each incurred during the nine months ended September 30, 2018 and did not recur during 2019.

Analysis of Income Taxes

For the nine months ended September 30, 2019, we recorded a $16.6 million income tax provision, reflecting a 30.7% effective tax rate, compared to a $18.3 million income tax provision, reflecting an 26.3% effective tax rate, recorded for the nine months ended September 30, 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period of the prior year is primarily the result of changes in discrete tax items and the relative weighting of jurisdictional income. For the nine months ended September 30, 2019, we recorded $0.7 million in discrete tax expense primarily related to equity compensation and foreign tax audit adjustments compared to a net discrete tax benefit of $4.1 million recorded during the nine months ended September 30, 2018. This net discrete tax benefit was composed primarily of tax balances which were adjusted upon timely filing of our U.S. federal and state corporate income tax returns, partially offset by tax expense related to the transition tax provisional obligation in conjunction with the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

Cash is managed centrally with net earnings reinvested locally and working capital requirements met from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of September 30, 2019, our total liquidity was $348.7 million, comprised of $117.8 million of cash and cash equivalents and $230.9 million available for additional borrowings under our senior secured revolving credit facility, discussed further below, compared to total liquidity of $389.2 million as of December 31, 2018. This decrease in total liquidity was primarily due to a decrease in the amount available for borrowings under our senior secured revolving credit facility in association with the termination of our accounts receivable securitization program during the first quarter of 2019. As of September 30, 2019, 98.5% of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S.

Our future cash needs are currently expected to be primarily related to operating activities, working capital inclusive of the Transformation Program costs, debt service, capital investments and acquisitions. We estimate that our capital expenditures will be approximately $34 million for the year ending December 31, 2019. The amount of actual capital expenditures may be impacted by general economic, financial, operational changes, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months. Our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. There can be no assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of September 30, 2019 totaled $117.8 million, an increase of $44.6 million from the December 31, 2018 balance of $73.2 million.

The table below summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

(in millions)	Nine Months Ended September 30,		Change
	2019	2018
Cash (used in) provided by:
Operating activities	$(320.5)	$(380.0)	$59.5
Investing activities	296.2	164.4	131.8
Financing activities	72.8	169.2	(96.4)
Effect of exchange rate changes on cash	(3.9)	(0.7)	(3.2)
Net change in cash, cash equivalents and restricted cash	$44.6	$(47.1)	$91.7

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $320.5 million compared to $380.0 million of cash used in operating activities for the nine months ended September 30, 2018. The decrease in cash used in operating activities was driven by a decrease of $68.5 million from the timing of collections on accounts receivable combined with the termination of our accounts receivable securitization program and a lower inventory build of $25.3 million. This decrease in usage of cash was partially offset by a decrease of $22.6 million in net earnings adjusted for non-cash items and the loss on remeasurement of debt and other realized foreign currency derivative transactions included in net earnings and the timing of payables and other current and long-term liabilities of $11.6 million.

Investing Activities

Cash provided by investing activities of $296.2 million for the nine months ended September 30, 2019 consisted primarily of $280.7 million of cash receipts on beneficial interests in sold receivables including collections received subsequent to the termination of the accounts securitization program through June 2019 and proceeds from the maturity of a short-term investment of $32.0 million. These cash inflows were partially offset by capital expenditures of $17.4 million.

Cash provided by investing activities of $164.4 million for the nine months ended September 30, 2018 consisted primarily of $420.2 million of cash receipts on beneficial interests in sold receivables and $20.7 million of proceeds from the maturity of a short-term investment. These cash inflows were partially offset by: (i) cash used to acquire Crem of $215.6 million, (ii) the purchase of a short-term investment of $35.0 million, (iii) a $10.0 million cash loss on the settlement of a foreign currency exchange contract entered into to mitigate the currency price fluctuations on the contracted Crem acquisition price, (iv) capital expenditures of $14.0 million and (v) acquisition of intangible assets of $2.8 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $72.8 million comprised primarily of net borrowings on long-term debt and finance leases of $87.8 million, primarily for working capital requirements, partially offset by $15.0 million of repayment on the short-term secured revolving loan facility.

Cash provided by financing activities for the nine months ended September 30, 2018 was $169.2 million comprised primarily of net borrowings on long-term debt and finance leases of $136.5 million and proceeds of $30.0 million from borrowings on a short-term secured revolving loan facility for working capital requirements.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of September 30, 2019 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement provides for a $1,300.0 million Senior Secured Credit Facility consisting of (i) a senior secured Term Loan B $900.0 million facility and (ii) a Senior Secured Revolving Credit Facility with aggregate commitments of $400.0 million. The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments up to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the pro-forma secured leverage ratio does not exceed 3.75:1.00. The maturities of the Term Loan B and Senior Secured Revolving Credit Facility are October 2025 and October 2023, respectively.

As of September 30, 2019, we had $855.0 million outstanding under the Term Loan B facility, $165.5 million outstanding on the Senior Secured Revolving Credit Facility and $3.6 million in outstanding stand-by letters of credit, resulting in a total $230.9 million available for additional borrowings under the Senior Secured Credit Facility.

Borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of September 30, 2019. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

Revolving Loan Facility

Our short-term secured revolving loan facility provided for borrowings of up to $30.0 million, of which $15.0 million was outstanding as of December 31, 2018. During the first quarter of 2019, we repaid the outstanding balance on this facility, which matured on April 18, 2019.

Covenant Compliance

The 2016 Credit Agreement and indenture governing the Senior Secured Credit Facility contains limitations on our ability to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments, (ii) incurring additional indebtedness or issuing preferred stock, (iii) the creation or existence of certain liens, (iv) incurring restrictions on the ability of certain of our subsidiaries to pay dividends or other payments, (v) transactions with affiliates and (vi) sales of assets.

Our 2016 Credit Agreement also contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA to (ii) Consolidated Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

As of September 30, 2019, we were in compliance with all affirmative and negative covenants pertaining to our financing arrangements.

A summary of our outstanding financing obligations as of September 30, 2019 and December 31, 2018 is as follows:

(in millions)	September 30,	December 31,
	2019	2018
Revolving loan facility	$—	$15.0
Revolving credit facility	165.5	78.0
Term Loan B facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,445.5	$1,373.0

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Free Cash Flow

We refer to Free Cash Flow, calculated as our net cash provided by or used in operating activities less capital expenditures plus cash receipts on our beneficial interest in sold receivables and the related impact of terminating our accounts receivable securitization program during the first quarter of 2019, as a non-GAAP measure. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund our debt repayments, acquisitions, dividends and share repurchases. Free Cash Flow reconciles to net cash used in operating activities included in our Consolidated Statements of Cash Flows presented in accordance with U.S. GAAP, as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$61.5	$(109.0)	$(320.5)	$(380.0)
Capital expenditures	(7.3)	(6.0)	(17.4)	(14.0)
Cash receipts on beneficial interest in sold receivables	—	155.4	280.7	420.2
Termination of accounts receivable securitization program (1)	—	—	96.9	—
Free Cash Flow	$54.2	$40.4	$39.7	$26.2
(1) Represents the increase in accounts receivable resulting from the termination of the accounts receivable securitization program during the first quarter of 2019, which is reflected in "Cash Flows from Operating Activities" in the Consolidated Statements of Cash Flows.

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest, income taxes, other income or expense, depreciation and amortization expense plus certain items such as gain or loss from impairment or disposal of assets, restructuring activities, separation expense, Transformation Program expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, and certain other items. Management uses Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. Management considers it important that investors review the same operating information used by management. Our Adjusted Operating EBITDA reconciles to net earnings as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$20.1	$26.8	$37.5	$51.2
Income taxes	9.4	12.7	16.6	18.3
Other expense — net	2.9	4.9	11.5	28.7
Interest expense	22.4	23.3	70.9	66.7
Earnings from operations	54.8	67.7	136.5	164.9
Loss (gain) from disposal of assets — net	0.2	(0.1)	0.2	(0.3)
Restructuring activities (1)	(0.2)	3.9	5.8	5.7
Separation expense	—	—	—	0.1
Amortization expense	9.4	9.9	28.8	27.2
Depreciation expense	5.3	4.5	16.2	13.2
Transformation Program expense (2)	12.3	—	25.8	—
Transaction costs (3)	0.3	0.8	0.9	6.7
Other items (4)	—	—	0.8	—
Total Adjusted Operating EBITDA	$82.1	$86.7	$215.0	$217.5

Adjusted Operating EBITDA margin (5)	20.0%	21.0%	17.7%	18.4%
(1) Restructuring activities includes costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition-related transaction and integration activities. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the nine months ended September 30, 2019 and $0.4 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. Professional services and other direct acquisition and integration costs of $0.3 million and $0.7 million were recorded in "Selling, general and administrative expenses" for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $4.8 million for the three and nine months ended September 30, 2018, respectively.
(4)Other items are costs, which are not representative of our operational performance. These costs include other professional fees of $0.8 million recorded in "Selling, general and administrative expenses" for the nine months ended September 30, 2019.
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

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$20.1	$26.8	$37.5	$51.2
Loss (gain) from disposal of assets — net	0.2	(0.1)	0.2	(0.3)
Restructuring activities (1)	(0.2)	3.9	5.8	5.7
Separation expense	—	—	—	0.1
Transformation Program expense (2)	12.3	—	25.8	—
Transaction costs (3)	0.3	0.8	0.9	16.7
Other items (4)	—	—	0.8	—
Pension settlement (5)	—	—	1.2	—
Foreign currency transaction loss (gain) (6)	1.5	3.0	6.5	13.4
Tax Cuts and Jobs Act	—	2.6	—	2.6
Tax effect of adjustments (7)	(3.2)	(1.8)	(9.5)	(4.3)
Total Adjusted Net Earnings	$31.0	$35.2	$69.2	$85.1

Per share basis
Diluted net earnings	$0.14	$0.19	$0.27	$0.36
Loss (gain) from disposal of assets — net	—	—	—	—
Restructuring activities (1)	—	0.03	0.04	0.04
Separation expense	—	—	—	—
Transformation Program expense (2)	0.09	—	0.18	—
Transaction costs (3)	—	—	0.01	0.12
Other items (4)	—	—	0.01	—
Pension settlement (5)	—	—	0.01	—
Foreign currency transaction loss (gain) (6)	0.01	0.02	0.04	0.09
Tax Cuts and Jobs Act	—	0.02	—	0.02
Tax effect of adjustments (7)	(0.02)	(0.01)	(0.07)	(0.03)
Total Adjusted Diluted Net Earnings	$0.22	$0.25	$0.49	$0.60
(1) Restructuring activities includes costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition-related transaction and integration activities. These costs include $0.2 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the nine months ended September 30, 2019 and $0.4 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. Professional services and other direct acquisition and integration costs of $0.3 million and $0.7 million were recorded in "Selling, general and administrative expenses" for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $4.8 million for the three and nine months ended September 30, 2018, respectively. Transaction costs also included losses of $10.0 million related to a foreign currency hedge of the acquisition purchase price for Crem recorded in "Other expense-net" for the nine months ended September 30, 2018.
(4) Other items are costs, which are not representative of our operational performance. These costs include other professional fees of $0.8 million recorded in "Selling, general and administrative expenses" for the nine months ended September 30, 2019.
(5) Pension settlement represents a non-cash pension settlement loss of $1.2 million incurred during the nine months ended September 30, 2019, resulting from the settlement of a portion of our United Kingdom pension obligations.
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

Organic Net Sales

We define Organic Net Sales as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic Net Sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic Net Sales reconciles to net sales presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net sales (as reported)	$410.5	$412.9	(0.6)%	$1,212.1	$1,184.0	2.4%
Less: Crem net sales	—	—	—%	(24.0)	—	(2.1)%
Impact of foreign currency translation(1)	4.8	—	1.2%	19.9	—	1.7%
Organic Net Sales	$415.3	$412.9	0.6%	$1,208.0	$1,184.0	2.0%
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements and include, for example: descriptions of the Transformation Program, including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, our Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, this Form 10-Q for the quarterly period ended September 30, 2019 and in our other filings with the SEC. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

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

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting our products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements such as the North American Free Trade Agreement, or the threat or occurrence of trade wars;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to an increase in the volume of product liability lawsuits, unfavorable outcomes in such lawsuits and/or withdrawals of products from the market;

•
the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits and the outcome of our review of our import practices in order to quantify additional customs duties and related fees we may be assessed;

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

•
costs of litigation and our ability to defend against lawsuits and other claims, including without limitation those disclosed in Part II, Item I "Legal Proceedings", of this Quarterly Report on Form 10-Q;

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

•	risks associated with data security and technology systems, including our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;

•	our ability to adequately prevent or mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities targeted at large, multi-national companies;

•	actions of activist shareholders;

•	unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, and tax legislation;

•	our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;

•	unanticipated issues associated with the resolution or settlement of uncertain tax positions or unfavorable resolution of tax audits; and

•	other events outside our control.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, due to the material weaknesses in our internal control over financial reporting previously identified and reported in our 2018 Annual Report on Form 10-K ("2018 Form 10-K") which, as described below, continue to exist, our disclosure controls and procedures were not effective.

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

Status of Remediation Efforts to Address Material Weaknesses

The material weaknesses were not remediated as of September 30, 2019. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below. We have implemented processes and controls to enhance our internal control over financial reporting with respect to each of the identified material weaknesses.

We have taken the following steps, during the nine months ended September 30, 2019, to remediate the deficiencies underlying the material weaknesses, which are incremental to the remediation efforts described in Item 9A in our 2018 Form 10-K:

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

As we continue to test the operating effectiveness of our internal control over financial reporting, management may decide to take additional measures to address our control deficiencies or to modify our remediation efforts. The material weaknesses cannot be considered remediated until all remedial processes and procedures (including additional remediation efforts identified by senior management as necessary) have been implemented, each applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Until all identified material weaknesses are remediated, we will not be able to assert that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the Securities and Exchange Commission relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 15, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On September 4, 2019, a purported shareholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief.

On June 3, 2019, f’real Foods, LLC (“f’real”) filed a patent infringement lawsuit against Welbilt, Inc. in the U.S. District Court for the District of Delaware, captioned f’real Foods LLC v. Welbilt, Inc. The lawsuit alleges that we have willfully infringed U.S. Patent No. 7,144,150 and U.S. Patent No. 7,520,662 by manufacturing and selling three blenders: the Multiplex FreshBlender®, the Multiplex Blend In Cup® Workstation, and the MAM9904 Blend-In-Cup® - Manual Fill. On June 6, 2019, f’real filed a nearly identical patent infringement lawsuit against Fresh Blends North America, Inc. (“Fresh Blends”) in the U.S. District Court for the Southern District of Florida, captioned f’real Foods LLC v. Fresh Blends North America, Inc. Welbilt intervened in the case in September 2019; and on October 10, 2019, f’real filed its second amended complaint alleging that Welbilt and Fresh Blends willfully infringe the same patents by manufacturing and selling The Fresh Blender®. In each of the Delaware and Florida actions, f’real requests that Welbilt and certain affiliates be enjoined from the allegedly infringing activity, among other requested relief, and seeks monetary damages including royalties and attorneys’ fees. We are pursuing several defenses, including noninfringement and invalidity.

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

ITEM 1A.  RISK FACTORS

Except as set forth below or as disclosed immediately above under "Item 1. Legal Proceedings" (which disclosure is incorporated herein by reference), there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

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

If LIBOR ceases to exist after 2021, then we and the administrative agent will endeavor to amend the 2016 Credit Agreement to establish an alternate rate of interest that will apply, giving due consideration to then-prevailing market convention for determining a rate of interest for syndicated loans. It is not possible to predict the effect of these changes, other reforms, tax legislation impacts, or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere, and such changes may result in, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR, increased borrowing costs, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, difficulty and costly processes to amend applicable contracts and instruments and difficulties, complications or delays in connection with future financing and hedging efforts.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (included as Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 6, 2019

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jamie E. Palm
Jamie E. Palm
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)