Form 10-K
period 2019-12-31
Welbilt, Inc.
filed 2020-02-26
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrant’s common stock held by non-affiliates was approximately $2.3 billion, based on the number of shares held by non-affiliates and the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.
The number of shares outstanding of the registrant’s Common Stock as of February 24, 2020 was 141,478,327.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

WELBILT, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2019

PRESENTATION OF INFORMATION

Unless otherwise expressly stated or the context otherwise requires, references to "we," "our," "us," the "Company" or "Welbilt," refer to Welbilt, Inc., a Delaware corporation incorporated in 2015, and its consolidated subsidiaries.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

We own or have rights to use the trademarks, trade names and service marks that we use in conjunction with the operation of our business, including those that appear in this Annual Report on Form 10-K. These trademarks are registered trademarks or the subject of pending trademark applications in the United States ("U.S.") and other jurisdictions. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K are generally listed without the ®, TM and SM symbols, but we will assert, to the fullest extent under applicable law, our rights in such trademarks, service marks and trade names.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including matters discussed under the headings "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: descriptions of the Business Transformation Program, including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•
risks related to our indebtedness, including our ability to comply with covenants contained in our debt agreements, generate sufficient cash to comply with principal and interest repayment obligations, and refinance such indebtedness on favorable terms;

•
our ability to timely and efficiently execute on manufacturing strategies, including reducing excess manufacturing capacity, opening or closing plants in a manner consistent with our strategy, executing workforce reductions, and/or consolidating existing facilities and operations;

•
our ability to realize anticipated or targeted earnings enhancements, cost savings, strategic options and other synergies (through the Business Transformation Program or otherwise), and the anticipated timing to realize those enhancements, savings, synergies, and options;

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

•
natural disasters, acts of war, terrorism, pandemics and other events that may disrupt the supply chain or distribution network in one or more regions of the world or otherwise cause instability of financial markets throughout the world;

•	general world-wide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;

•	changes in domestic and international economic and industry conditions;

•	economic and other consequences associated with the United Kingdom’s withdrawal from the European Union;

•	unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment and changes relating to the discontinuation, reform or replacement of LIBOR;

•	foreign currency fluctuations and their impact on reported results and hedges in place;

•
issues related to compliance with complex and evolving laws, rules and regulations affecting our business, including increased costs of compliance, potentially conflicting laws among the countries in which we operate and our ability to quickly respond to changes in such laws;

•
adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting our products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements without ratification of a replacement trade agreement, or the threat or occurrence of trade wars;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve the use of significant judgment and assumptions;

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

•	unexpected costs incurred in connection with protecting our intellectual property rights and defending against challenges to such rights;

•	costs of litigation and our ability to defend against lawsuits and other claims, including without limitation those disclosed in Part I, Item 3, "Legal Proceedings" of this Annual Report on Form 10-K;

•	costs associated with unanticipated environmental liabilities;

•	our ability to generate cash and manage working capital consistent with our stated goals;

•	our ability to recruit and retain highly qualified executives and other key personnel;

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

•
our ability to adequately prevent or mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities targeted at large, multi-national companies; actions of activist stockholders;

•
unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, tax legislation, the United Kingdom’s departure from the European Union and Organization for Economic Cooperation and Development ("OECD") initiatives, including the global anti-base erosion ("GloBE") proposal envisaging global minimum taxation;

•	our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;

•	unanticipated issues associated with the resolution or settlement of unrecognized tax benefits or unfavorable resolution of tax audits;

•	and other events outside our control.

PART I

ITEM 1. BUSINESS

Our Company

Welbilt, Inc. ("Welbilt", the "Company", "we", "us" "our") was incorporated in Delaware in 2015 and became publicly traded in March 2016 after a spin-off from The Manitowoc Company, Inc. ("MTW"). Welbilt is one of the world's leading commercial foodservice equipment companies leveraging a full suite of equipment capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. We are headquartered in New Port Richey, Florida, and operate 20 manufacturing facilities globally.

We design, manufacture and supply best-in-class equipment for the global commercial foodservice market which are used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant ("QSR") chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. We sell our products through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives (individually and collectively, "channel partners").

Our portfolio of award-winning brands includes Cleveland™, Convotherm®, Crem®, Delfield®, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. These product brands are supported by three service brands: KitchenCare®, our aftermarket parts and service brand, FitKitchen®, our fully-integrated kitchen systems brand and KitchenConnect®, our cloud-based application brand. Through these brands, we provide our customers with a full portfolio of product platforms and solutions that are specific to meet our customers' needs, drive brand loyalty and maintain high customer satisfaction. With our in-house culinary staff and skilled engineers, we are able to develop innovative solutions and tailor our product offerings to meet our customers’ evolving menu choices and strategic plans, which serves to further strengthen our relationships.

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

Our History

Our heritage in the commercial foodservice equipment industry stretches back over a century. In 1929, Henry and Alexander Hirsch established the Welbilt Stove Co., which acquired foodservice equipment companies like Garland and Cleveland that had a history dating as far back as the mid-1800s. Our business has grown through strategic and transformational acquisitions of brands that have been integrated to become a foodservice equipment company offering an end-to-end product solution for commercial kitchens. We have also grown organically with expansion of these acquired brands through our long-standing customer relationships that have spanned decades. Coupled with our focus on research and development, innovation, and superior customer service, we have become an industry-leading provider of commercial foodservice equipment.

In October 2008, our former parent, MTW, completed the acquisition of Enodis plc, a global leader in equipment manufacturing for the foodservice industry, for $2.7 billion. With this acquisition, our portfolio expanded to include refrigeration, ice-making, cooking, food preparation, and beverage-dispensing technologies.

In January 2015, MTW announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. On March 4, 2016, we spun off from MTW and publicly listed on the New York Stock Exchange under the name Manitowoc Foodservice, Inc. Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to Welbilt as part of our strategic repositioning and long-standing commitment to put customers’ needs first.

In April 2018, we acquired 100% of the share capital of Avaj International Holding AB, whose wholly owned subsidiary, Crem International Holding AB ("Crem") develops, manufactures and markets a full suite of commercial coffee machines for use in offices, restaurants, cafes and coffee shops, catering and convenience stores, for $220.3 million. This acquisition provided us with an established presence in hot beverage equipment, a complementary product category, the potential for operational synergies and cross-selling benefits as well as an increased presence in Europe and Asia.

Key milestones in our history are depicted below.

Our Markets

Our global footprint positions us to capitalize on growth in both developed and emerging markets, as our full-line of hot and cold foodservice products, systems and services are sold in more than 100 countries. We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Africa, Russia and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam.

Based on consolidated net sales by destination for the year ended December 31, 2019 of $1,593.9 million, approximately 38% of our consolidated net sales were generated outside the U.S. During such period, the majority of our revenue was derived from customers within the Americas at approximately 69%, 19% from EMEA customers and 12% from APAC customers, after giving effect to the elimination of intersegment sales. As a result of our customer base and distribution network being well balanced, none of our direct customers, which include channel partners as well as large chain accounts, represented 10% or more of Welbilt consolidated net sales for any of the years ended December 31, 2019, 2018 and 2017.

Our broad portfolio of foodservice products, systems and services provides us with a balanced, diverse revenue base. Net sales by product class are as follows:

(in millions)	December 31,
	2019	2018	2017
Commercial foodservice equipment	$1,335.8	$1,329.0	$1,173.3
Aftermarket parts and support	258.1	261.1	272.1
Total	$1,593.9	$1,590.1	$1,445.4

Commercial foodservice equipment includes revenues generated from both cold and hot category equipment. For each of the years ended December 31, 2019, 2018 and 2017, approximately 40-45% of our total consolidated revenues were generated from the sale of hot category equipment, 35-40% of our total consolidated revenues were generated from the sale of cold category equipment and approximately 15-20% of our total consolidated revenues were generated from the sale of aftermarket parts and services.

Strategic Objectives

Based on our vision to become the global leader in professional foodservice equipment, systems and services, we have the following strategic objectives:

Achieve profitable growth

We intend to grow sales organically with our best-in-class foodservice equipment product portfolio and kitchen systems approach. While organic growth across all three of our regions is our first priority, we will selectively pursue strategic acquisitions and partnerships. Our industry is fragmented, and we believe there is significant opportunity for consolidation through acquisitions, partnerships and other strategic relationships to drive growth.

Selected initiatives supporting this strategic objective include:

•
Product branding and value proposition: We believe that leveraging our individual brand identities allows us to better differentiate ourselves through customer preference enabling deeper customer relationships and in turn produces a competitive advantage. Our customer insight at the brand level enables us to innovate quickly and bring category leading products to market in order to capture sales in higher growth segments.

•
Breadth and Go-to-Market approach: Our goal is to improve each customer's experience by effectively going to market as a portfolio of brands offering end-to-end foodservice equipment solutions, thus making it easier for customers to do business with us. Our breadth of product line and global scale allows us to pursue multi-product solutions for a given channel which increases our customer loyalty.

•
Identify potential targets for acquisitions and strategic partnerships: We seek to identify, analyze and assess potential targets for acquisitions and partnerships to establish a presence in new markets, supplement our current product offerings or acquire technologies that can be leveraged in our existing product portfolio.

Create innovative products and solutions

To remain an industry leader and grow our reputation as an innovative company, we continuously develop dynamic product and system solutions for the entire kitchen. We leverage our suppliers and customers to actively address product competitiveness and life cycle extensions. We co-create innovation and refresh existing products with new, locally relevant food-inspiring technologies, while simultaneously finding new ways to integrate those technologies into global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.

Selected initiatives supporting this strategic objective include:

•
Digital solutions and KitchenConnect: We are increasingly bringing touch screen and other controls technologies to our products. These technologies have significant operator benefits and web connectivity for our customers, supporting the integration of equipment into KitchenConnect, which is our cloud-based application that provides customers with necessary visibility and insight into the operating efficiency of the kitchen. By extracting the data from Welbilt kitchen equipment and pushing it to our KitchenConnect system, customers may more effectively operate their kitchens resulting in cost savings and improved food quality, among other benefits. We believe our digital connectivity capabilities and KitchenConnect technology strengthens our product offerings and enhances overall value to our customers.

•
FitKitchen: With our FitKitchen methodology, we take a holistic approach to design and develop integrated kitchen solutions to meet each customer’s individual needs, including equipment requirements, size constraints and customer experience goals. We use a multi-phase approach to clearly identify and understand our customers’ goals and objectives, conduct extensive research and analysis, and develop prototypes for testing and further refinement. This customer-focused process leads to new kitchen platforms, product introductions and long-term customer relationships, thereby providing recurring product sales and sustainable growth opportunities.

Enhance customer satisfaction

We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

Selected initiatives supporting this strategic objective include:

•
Customer-centric product development and planning: Placing the customer in the center of our new product developments and solutions while improving operations and reducing costs across the entire value chain to better serve our customers. Our longstanding relationships with our customers allow us to work in partnership to develop cooking solutions that meet their menu change, quality, or labor efficiency initiatives.

•
KitchenCare parts and service: Grow our parts and service business to capture a larger market share and further integrate the full solutions offering to our customers to support reduced operator downtime thereby increasing profitability.

Drive operational excellence

We are focused on productivity gains and cost reductions across our business and plan to continue to leverage our global footprint to drive greater efficiencies across our operations. We are executing these cost reduction initiatives through our Business Transformation Program ("Transformation Program"), which was launched in the second quarter of 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms.

Selected initiatives supporting this strategic objective include:

•
Global sourcing initiative: Ensure that suppliers are able to provide parts to us at competitive cost and lead times. We have initiated the establishment of a procurement center of excellence that leverages our global scale, manages critical vendors and deploys best practices, while developing stronger brand-based procurement capabilities at each facility.

•
Facility rationalization and lean manufacturing: Reduce excess capacity in our network of global manufacturing facilities, implement lean principles in all operations and incorporate production systems that embed continuous improvement into the culture of our manufacturing processes.

•
Quality excellence: Ensure that we deliver high quality products by prioritizing quality and supply chain excellence in all aspects of production, from new product introduction to global manufacturing.

•	80/20 portfolio rationalization: Focus the most resources and investments in developing the products that yield the greatest returns ("such that 80% of the sales come from 20% of the portfolio").

Develop great people

We strive to make Welbilt an employer of choice in our industry. We believe that we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Selected current initiatives supporting this strategic objective include:

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

•
Diversity and inclusion: A diversity and inclusion strategy that recognizes and builds awareness of diversity, leading to a work environment in which all individuals are treated fairly and respectfully, have equal access to opportunities and resources and can engage and contribute fully to our organization’s success.

Key Success Factors

Breadth and complementarity of industry leading brands. We offer a complementary portfolio of hot and cold commercial foodservice equipment integrated under one company that is supported by KitchenCare, our aftermarket parts and service brand, FitKitchen, our fully-integrated kitchen systems brand and KitchenConnect, our cloud based-application brand. Our hot and cold commercial foodservice equipment and capabilities span storing, cooking, holding and displaying and dispensing and serving technologies. The breadth of our portfolio allows us to meet the needs of entire commercial kitchens and serve the world’s growing demand for food prepared away from home.

Integration of food, equipment, digital technologies and people. In our research and development efforts, we combine our expertise in industrial engineering and culinary sciences to continuously optimize both the functionality and ease of operation of our foodservice equipment products. This leads to the creation of innovative kitchens with optimized workflow, energy and labor savings and more comfortable workspaces.

Seamless customer experience. We are dedicated to putting the customer experience first. Throughout the life cycle of each product, we strive to provide customers with a consistent and seamless experience. We design custom kitchen environments based on the unique operational needs of each customer. We regularly partner with our customers to further develop the equipment, systems and technologies that customers use to serve their specific culinary needs and enable their success by delivering tailored solutions.

Global scale through our network. The scale and breadth of our worldwide network, which includes our channel partners combined with our distribution centers, enables us to consistently deliver our products to our customers as they expand globally, even in fast-growing emerging markets. We have extensive manufacturing, sales, and customer service networks with 47 locations in 17 countries. We have the scale to serve the largest global customers and the local market expertise to leverage our international presence. Our footprint enables us to manufacture our products as close as possible to intended end markets and apply our developed markets expertise in emerging markets.

Global Education and Technology Center. The Welbilt Education and Technology Center ("ETC"), which is located in our corporate headquarters in New Port Richey, Florida, contains computer-assisted design platforms, a model shop for on-site development of prototypes, a laboratory for product testing, and various display areas for new products. We also use the ETC to provide training for our customers, marketing representatives, service providers, industry consultants, dealers and distributors.

Our Product and Service Portfolio

We serve our customers through the following working platforms and foodservice equipment product groups:

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

•
Cooking. We sell traditional ovens, combination ovens, convection ovens, conveyor ovens, rapid-cooking ovens, range and grill products under the Convotherm, Garland, Lincoln, Merrychef and other brand names. We market fryers and frying systems principally under the Frymaster brand name, and our steam equipment under the Cleveland brand.

•
Holding and Displaying. We design, manufacture and sell a range of cafeteria and buffet equipment stations, bins, boxes, warming cabinets, warmers, display and deli cases, and insulated and refrigerated salad and food bars. We market our equipment stations, cases, food bars and food serving lines under the Delfield, Merco and other brand names.

•
Dispensing and Serving. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, the soft-drink industry and others. We design, manufacture and sell ice machines under the Manitowoc and other brand names. We sell our coffee equipment under the Crem brand name and other beverage-related products under Multiplex and Manitowoc brand names.

Our working platforms and foodservice equipment product groups are augmented through the following cross portfolio service brands:

•
KitchenCare. We provide a broad range of services and after-market parts and manage a comprehensive factory-authorized service network, assuring proper installation and start-up, preventative maintenance, after-market parts supply and maximum customer uptime on all Welbilt products.

•
FitKitchen. We produce individually designed kitchens that optimize the use of our customers' kitchen space which helps to reduce the customers' labor costs. The goal of FitKitchen is to provide customized solutions that reduces the kitchen footprint and right-sizes equipment in order to reduce capital costs while producing improvements in speed of service and quality of food.

•
KitchenConnect. Our KitchenConnect enabled products include the option for data output monitoring intended to facilitate menu management by the equipment operators through the interaction of menus and equipment. We believe that these products produce an operator experience that allows for a collaborative and agile service supported by just-in-time maintenance. We believe this reduces downtime, optimizes energy use and improves service response time.

WORKING PLATFORM

Storing → **Cooking** → **Holding & Displaying** → **Dispensing & Serving**

PRODUCT CATEGORIES

Storing
- Walk-In and Reach-In Refrigeration Systems

Cooking
- Surface Cooking
- Convection Ovens
- Conveyor Ovens and Deck Ovens
- Combi-Ovens
- Fryers
- Steamers, Kettles, Skillets

Holding & Displaying
- Hot Holding
- Custom Fabrication Counters

Dispensing & Serving
- Ice Machines and Storage
- Integrated Beverage Equipment, Beverage Dispensers, and Accessories
- Integrated Coffee Brewing Systems, Equipment, and Accessories

SUPPORTING SERVICE PLATFORM

Aftermarket Care & Support
- Equipment maintenance and technical support

Kitchen Solutions
- Kitchen concepts designed around business needs

Equipment Monitoring
- Remote access equipment monitoring, menu changes and software updates

New products and product upgrades that we introduced in 2019 include:

Cooking Products

•
Garland Xpress Clamshell Grill - Grill featuring upper and lower plates that cook simultaneously, reducing cook times by up to 50%. This product includes an automated process by which the upper grill plate is automatically raised and lowered by a lift system powered by a quiet actuator based on internal cooking temperature.

•
Lincoln Mobile Kitchen Ovens - Cooking platform designed for mobile kitchens allowing for operators to bring the food cooking process closer to the customer, expand menu offerings and facilitate introduction of automation into the cooking process.

Holding and Displaying Products

•
Merco Visual Holding Cabinet TTT - Innovative holding cabinet with radio frequency identification (RFID) enabled tray tracking and integrated touch-screen technologies enabling operators to manage kitchen operations more efficiently and effectively. Our patented tray tracking technology allows seamless tray transition between cabinets, while retaining the remaining hold time regardless of the location in the kitchen, without the need for user input adjustments.

Dispensing and Serving Products

•
Multiplex Fresh Blends Frozen Beverage Dispenser - Beverage platform with a stylish and narrow footprint offers an interactive and intuitive touchscreen for customer self-serve of smoothies, shakes and frappes in less than two minutes.

•
Manitowoc Ice D Bin - Improved ice machine storage bin with increased capacity and insulation, improved aesthetics and patented hold-open hinged door design for added convenience. An added built-in side grip also allows a user to lift the bin door from any angle with one hand.

•
Crem Unity - Fully automatic "bean to cup" coffee machine housing dedicated brewing technologies for both filter and espresso coffee combined with a milk foaming system that allows users to have the ability to customize their own drinks and choose from a variety of coffee favorites. This machine also provides an intuitive and customizable user interface allowing operators to control the visual appearance, hardware, cleaning and maintenance of the machine.

Cross Portfolio Offerings

•
KitchenConnect Enabled Products - Our first KitchenConnect enabled products for select brands were officially launched for customers in 2019 presenting a digital solution connecting equipment for operator data visualizations in real-time. Products enabled with this technology provide real-time data, allowing for better equipment insights which enables cost reduction, supports improved workflow and food quality and limits equipment downtime. KitchenConnect enabled products allow for operators to adapt quickly to an ever-changing environment, increase profitability and comply with food and safety standards.

Engineering, Research and Development

We have a staff of in-house engineers and technicians, supplemented with external engineering resources, who collectively are responsible for continually improving existing products and developing new products. We incurred total engineering costs of $47.7 million, $46.7 million and $46.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, which included research and development costs of $41.3 million, $37.3 million and $39.4 million, respectively.

Customers and Distribution Channels

Our end customer base consists of a wide variety of foodservice providers, including full-service restaurants, QSRs, hotels, resorts, cruise ships, convenience stores, retail stores, supermarkets, leisure and convention facilities, healthcare facilities, schools and universities and many other foodservice outlets (collectively "end customers"). Our end customers range from large, multinational chain operators to independent, family-owned establishments.

In order to ensure our products reach our broad end customer base and to increase awareness of our product offerings and portfolio of brands, we distribute our products through a variety of distribution channels. Our distribution network includes an expansive network of channel partners that are located in over 100 countries worldwide. We believe our distribution network has strengthened in recent years as we have developed positive relationships with our channel partners and demonstrated our customer-centric strategy. In addition, we have an experienced and dedicated sales force to sell direct to certain multinational and national chain customers. We also sell original equipment manufacturer replacement parts through factory authorized service providers.

In the Americas region, we have a broad portfolio of channel partners, covering all major foodservice market segments. In the U.S., our direct sales team is supplemented by a network of industry-leading third-party Manufacture Representative Groups, providing national coverage. Direct sales teams, culinary sales teams, sales representatives and distributors jointly serve independent equipment dealers with our full portfolio of food and beverage category brands. In addition, a dedicated strategic account team with culinary support is focused on the major U.S.-based restaurant chains, where we have significant global market share. Our distribution hubs located in the U.S., Mexico and Canada service the needs of our Americas region customers.

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

In APAC, our distribution includes hubs in Hangzhou and Shanghai, China, servicing China; in Bangkok, Thailand, servicing Thailand; and Singapore, Singapore, servicing the remainder of the Association of Southeast Asian Nations and the Indian sub-continent. Each of these hubs operates a network of third-party distributors and dealers, many having been established in the market for decades and having been Welbilt partners for many years.

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
Storing
Ali Group S.r.l., Alto Shaam, Inc., American Panel Corporation, Arctic Air, a subsidiary of Broich Enterprises, Inc., Bally Refrigerated Boxes, Inc., Cambro Manufacturing Co., Duke Manufacturing, Hatco Corporation, Lancer Corporation, a subsidiary of Hoshizaki Corporation, Everidge, Inc., certain subsidiaries of Illinois Tool Works Inc., The Middleby Corporation, Dover Corporation, subsidiaries of Standex International Corporation, Thermo-Kool / Mid-South Industries, Inc., True Manufacturing Co., Inc., Turbo Air Inc. and The Vollrath Company, LLC

Cooking
Ali Group S.r.l., Alto Shaam, Inc., Dover Corporation, Duke Manufacturing, Electrolux AB, Fujimak Corporation, Henny Penny Corporation, certain subsidiaries of Illinois Tool Works Inc., Marmon Holdings, Inc., The Middleby Corporation, Maschinenfabrik Kurt Neubauer GmbH & Co. KG
(MKN), Rational AG, certain subsidiaries of Standex International Corporation and XLT Ovens

Holding & Displaying
Ali Group S.r.l., Alto Shaam, Inc., Cambro Manufacturing, Dover Corporation, Duke Manufacturing, Hatco Corporation, Henny Penny Corporation, Marmon Holdings, Inc., The Middleby Corporation, subsidiaries of Standex International Corporation and The Vollrath Company, LLC

Dispensing & Serving
Ali Group S.r.l., Brema Group S.p.A., Bunn-O-Matic Corporation, Celli S.p.A., Lancer Corporation, a subsidiary of Hoshizaki Corporation, Marmon Holdings, Inc., The Middleby Corporation, Ryoma Mc SRL, Thermoplan AG, Vogt Ice and Vin Service S.R.L.

Intellectual Property

Intellectual property, including certain patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, is important to our business. We hold numerous patents pertaining to our products and have presently pending applications for additional patents in the United States and various foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business and we believe our ownership of this intellectual property is adequately protected in customary fashions under applicable laws. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.

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

Regulatory Environment

We actively work with U.S. and foreign-based standards organizations, industry associations, certification parties, and regulatory bodies to develop and promote effective and balanced standards, codes, and regulations that provide for the advancement of sustainable customer solutions, with the highest possible levels of energy efficiency, sanitation, environmental standards, safety, and food quality. For example, we are active members of the North American Association of Food Equipment Manufacturers, the Air-Conditioning, Heating and Refrigeration Institute, the Underwriters Laboratories task group, the National Sanitation Foundation's International Joint Committee, the American Society of Heating, Refrigerating and Air-Conditioning Engineers, various working groups responsible for European safety standards in Europe, the Industrial Association for House, Heating and Kitchen Technology, and other regional standards organizations. We fully engage with the U.S. Department of Energy on new energy standards, the U.S. Environmental Protection Agency on ENERGY STAR programs and the Significant New Alternatives Policy program related to alternative refrigerant regulations, as well as the European Union's ("EU") Ecodesign directive consultant organizations.

Backlog

Due to our diverse products and services portfolio and the relatively short period between order and shipment dates on most products, we believe that our backlog is not a meaningful indicator of future business prospects.

Seasonality

Typically, the first quarter of our fiscal year represents the least favorable period for our financial results while the third quarter of our fiscal year typically is the most favorable. Our customers are primarily located in the northern hemisphere, where the warmer summer weather generally leads to an increase in construction and remodeling within the foodservice industry.

Employees

As of December 31, 2019, we employed approximately 5,100 people worldwide which includes workforce resources from seven employee unions in North America, two trade unions and a local works council in Europe and three trade unions in China.

Raw Materials

We support our region-of-use production strategy with corresponding region-of-use supplier partners where appropriate. The primary raw materials that we use in the manufacturing of our products are rolled steel, aluminum, and copper, which are generally available in adequate quantities from numerous suppliers. We strive to maintain alternative sources of supplies and materials when possible, but some material parts and key components we use in the manufacturing of our products are obtained from sole sources of supply. We believe that our relationships with our suppliers are good and we consider our current sources of supply to be adequate for our present and anticipated future requirements.

Available Information

We make available, free of charge on our website, www.welbilt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. Although some of the documents available on our website are filed with the SEC, the information found on our website is not part of this or any other report we file with or furnish to the SEC.

The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including Welbilt, Inc.

The information contained on our website and the SEC website referenced in this report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and cautionary statements described below, together with the other disclosures in this Annual Report on Form 10-K and our other public filings with the SEC. Any of these risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition, results of operations and cash flows.

As of December 31, 2019, our total consolidated indebtedness was $1,424.3 million. Our level of indebtedness could have important consequences to our business, including:

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

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, acquisitions and other general corporate purposes; increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings bear variable rates of interest; and

•	placing us at a competitive disadvantage compared to our competitors that are less leveraged and thereby have greater financial flexibility.

Our ability to make scheduled payments on our existing indebtedness as well as any future indebtedness that we may incur and to fund planned capital expenditures and other liquidity needs will depend on our ability to generate cash from operations or asset sales as well as our ability to refinance our indebtedness on favorable terms, all of which are subject to economic, financial, competitive and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, the lenders could accelerate amounts due which could potentially trigger a default or acceleration of the maturity of our other debt.

We may increase our debt or raise additional capital in the future, including to fund acquisitions, or for general corporate purposes, which could adversely affect our financial health and decrease our profitability.

We may need to incur substantial additional indebtedness or raise additional capital in the future, subject to the terms and restrictions contained in the agreements governing our existing indebtedness. In addition, we may issue shares of preferred stock without further action by holders of our common stock. If our cash flow from operations is insufficient to meet our cash requirements, we may require additional financing. However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional indebtedness or raise equity through the issuance of preferred stock, the risks described above that we now face could intensify. Further the terms of such indebtedness or preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we are unable to raise additional capital when needed, our financial condition could be materially and adversely affected.

Uncertainty about the continuing availability of LIBOR may adversely affect our business.

The interest rates under some of our loans, derivative contracts and other financial instruments, including the 2016 Credit Agreement, which governs the Term Loan B Facility and the Revolving Credit Facility, are calculated by reference to LIBOR. On July 27, 2017, the United Kingdom's Financial Conduct Authority, the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates required for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Various industry groups continue to discuss replacement benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. For example, the U.S Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities.

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

If we are unable to successfully implement our Transformation Program or other cost-reduction initiatives and strategies, or the corresponding cost savings prove to be insufficient, we may not achieve our earnings targets.

In recent years, we have adopted several cost-saving initiatives and operating strategies intended to drive increased profit margins, including, for example, reducing the complexity of our product offerings, incorporating strategic sourcing and adopting our "80/20" portfolio rationalization. During the first quarter of 2019, we initiated a comprehensive operational review to validate our long-term growth and margin targets and to refine our execution plans, which culminated in launching the Transformation Program in May 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms.

The success of the Transformation Program or these other initiatives and strategies is not guaranteed, and we may not achieve the full cost savings we expect or any anticipated benefits might be realized later than expected. The Transformation Program and the 80/20 initiative in particular involve significant cultural shifts, both internally and for our customers, that may inhibit, delay or impair its successful implementation. Any delays in implementing or lower-than-expected benefits from the Transformation Program or our other initiatives and strategies may cause us to miss earnings targets and otherwise negatively affect our results of operations. Additionally, if we devote a disproportionate amount of time, personnel and resources to initiatives that yield slower or less than anticipated results or that are ultimately unsuccessful, we may be distracted from other initiatives and priorities that might have yielded more rapid or better results, and our results of operations may suffer.

Price increases, disruption of supply or our inability to successfully manage our exposures to price fluctuations of our raw materials could adversely affect our profitability and harm our business.

We use large amounts of steel, stainless steel, aluminum, copper, electronic controls and component parts, among other materials, in the manufacturing of our products. Occasionally, market prices of some of our key raw materials increase significantly, due to tariffs or otherwise, which could adversely affect our margins. In addition, because we maintain limited raw material and component inventories and, in some instances, rely upon single sources of supply, shortages or even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, acts of war or terrorism, pandemics or other events outside our control, may increase our production costs, cause delays in the shipment of our products, impair our ability to satisfy customer demand and adversely affect our business and financial performance.

We have historically hedged our commodity exposures through derivative financial instruments to fix the future price for a portion of these commodities used in the manufacturing of our products. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

We participate in an industry that is highly competitive, which could have a material adverse impact on our net sales and profitability.

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

Demands to reduce our prices by a small number of buying groups, which have significant purchasing power in our industry, could adversely affect our sales and profitability.

A substantial portion of our dealer revenue comes from a small number of buying groups, which gives those buying groups a large degree of leverage and purchasing power with us and our competitors. In recent years, those buying groups have used their leverage to extract larger rebates, discounts and other price reductions. If, as a result of increased leverage, buying groups require us to further reduce prices, we may experience reduced margins or choose not to sell our products to particular buying groups, which could result in a decrease in revenues.

We rely on independent dealers and distribution partners to sell our products, and the loss of these dealers and distribution partners could adversely affect our business.

We rely significantly on a global network of independent, regional dealers and distributors to market and distribute our products. Our dealer and distributor arrangements are non-exclusive and allow such parties to represent and promote competing products to the detriment of our products. Dealers and distributors may be unwilling or unable to dedicate the resources necessary to promote our portfolio of product offerings. In addition, our distributors could retain inventory levels that exceed their future anticipated sales, which could thereby affect our future sales to those distributors. The loss of a significant number of distributors or dealers, or an increase in our distributors' or dealers' sales of our competitors' products could materially reduce our sales and profits. Furthermore, failure of our distributors to adhere to our policies designed to promote compliance with global anti-corruption laws, export controls, and local laws, could subject us to criminal or civil penalties and harm our brand and reputation.

If we do not develop new and innovative products, adapt to rapid and significant technological change or respond to introductions of new products by competitors, our results of operations could be negatively affected.

Our strategy of creating innovative products and solutions for our customers requires significant time and investment toward product innovation, design, development and testing, all of which are necessary to meet our customers’ needs, compete with frequent new product introductions and enhancements and comply with evolving regulatory requirements in the numerous geographic markets we serve. Moreover, some of our competitors manufacture a more narrow product offering, allowing them to concentrate their research and development efforts more directly on products and services for those areas than we may be able to do. To remain competitive, we therefore must develop new and innovative products on a rapid and on-going basis. If we do not successfully develop innovative products, it may be difficult to differentiate our products from our competitors' products and satisfy regulatory requirements, and our sales and earnings would suffer. In addition, if we are unable to deliver products, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have a material adverse effect on our reputation. Any development efforts could divert resources from other potential investments in our business, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings do. Even with rigorous testing prior to release and investment on product quality processes, problems may be found in newly developed or enhanced products after such products are launched and shipped to customers. Resolution of such issues may cause project delays, additional development costs, and deferred or lost revenue.

If we do not meet customers’ product quality and reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers’ decisions to purchase our products. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, increase in warranty costs, and/or damage to our reputation. Similarly, if we fail to provide high level of quality through our KitchenCare aftermarket parts and service segment as we provide in original equipment manufacturing, our revenue and our reputation with our customers could be negatively affected.

Product quality and reliability are determined in part by factors that are outside of our control. We depend on our suppliers for parts and components that meet our standards. If our suppliers fail to meet those standards, we may not be able to deliver the quality products that our customers expect, which may adversely affect our financial condition, results of operations, and cash flows and impair our reputation and lead to higher warranty costs.

We provide our customers a warranty covering workmanship, and in some cases materials on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer term warranties. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could adversely affect our financial condition, results of operations and cash flows.

Changing consumer tastes and government regulations affecting the QSR industry could negatively affect sales to our largest customers.

Several of our largest customers operate in the QSR industry. The QSR industry is frequently affected by changes in consumer tastes and eating habits, often as a result of new information or attitudes regarding diet and health or as a result of government regulations requiring QSRs to disclose the nutritional content of their food. If consumers’ eating habits change significantly, our customers may choose or be required to modify their menu offerings or cooking methods. Such modifications, or the failure to make the modifications to the extent consumers desire, could have an adverse effect on our customers’ business, financial conditions, results of operations or cash flows, which in turn could adversely affect customers' demand for our products.

We have significant manufacturing and sales of our products outside of the U.S., which may present additional risks to our business.

For the years ended December 31, 2019, 2018 and 2017, approximately 37.8%, 37.4% and 34.6%, respectively, of our net sales were attributable to products sold outside of the U.S. We intend to continue to expand our presence in international markets and expect to expend resources in doing so. We are subject to various risks related to conducting business internationally, including:

•
potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or such countries' diplomatic relations with the U.S.;

•	the imposition by U.S. and foreign governments of additional taxes, tariffs, economic sanctions, embargoes or other restrictions on foreign trade;

•
difficulties in establishing, staffing, and managing foreign operations, including but not limited to our ability to obtain or retain necessary licenses or recruit qualified personnel under local labor market conditions;

•	our ability to comply with complex international laws and regulations that may change unexpectedly, differ, or conflict with laws in other countries in which we conduct business;

•	adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any hedging transactions;

•	difficulties in enforcing contractual rights, and/or inadequate protection of intellectual property in foreign countries;

•	inadequate protection of intellectual property in foreign countries; and

•	unanticipated delays or disruptions in the global supply chain.

Any of these risks or other risks relating to international operations and sales could adversely affect our financial condition, results of operations and cash flows.

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we may be negatively affected by actions taken to address and limit the spread of the coronavirus, such as travel restrictions and limitations affecting the supply of labor and the movement of raw materials and finished products. Furthermore, any reduction in manufacturing capacity at our three locations in China as a result of the coronavirus could negatively affect the timely delivery of finished products to our customers and therefore our revenue and results of operations.
We have voluntarily disclosed to U.S. Customs and Border Protection certain errors in the declared quantity and classification of specific imported products and other potential violations of U.S. customs regulations. Based on currently known information, we expect to record a charge in our consolidated financial statements at the time it becomes reasonably estimable with respect to the range of potential loss that may result and are unable to determine if any potential liability would be material to our consolidated financial position, results of operations or cash flows.

Recent changes in trade policies, including the imposition of additional tariffs, could continue to adversely impact our business.

The current U.S. administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement ("NAFTA"). Such changes could also result in retaliatory actions by the United States’ trade partners. For example, the U.S. government has threatened to undertake adverse actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the U.S. from Mexico. If adopted, such actions could adversely impact our business and disrupt our operations. The U.S. government recently negotiated a new trade agreement with the Canadian and Mexican governments to replace the NAFTA with the United States-Mexico-Canada Agreement (“USMCA”), which still needs to be ratified by Canada before going into force. Withdrawal from NAFTA by the U.S. or failure of these countries to ratify USMCA could similarly adversely impact our business and significantly disrupt our operations.

Additionally, the U.S. government has recently increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. In response, China, the EU, and several other countries have imposed or proposed additional tariffs on certain exports from the United States. These actions have resulted in an increased cost of materials for our products and may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

Our international sales and operations are subject to a variety of domestic and international laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the U.S. and the other countries in which we do business. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. We are also subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Although we implement policies and procedures designed to ensure compliance with all such laws and regulations, there can be no assurance that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations. Failure by us or our distributors to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against our shipment of product or other activities, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate United States and/or non-United States laws or fail to protect our confidential information, including the laws governing anti-kickback and false claims, competition, fraud, money laundering and data privacy, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related stockholder lawsuits, could lead to increased costs of compliance and could damage our reputation, our consolidated results of operations, financial condition and cash flows.

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

•
the need to implement internal controls and integrate information systems and processes and the impact on our internal controls and compliance with regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	the potential loss of key employees of the acquired business;

•
lack of success in assimilating or integrating the operations or technologies of acquired businesses within our operations and technologies and the inability to fully realize some of the expected synergies or otherwise achieve anticipated revenues and profits;

•	the potential assumption of unknown material liabilities; and

•	the inability to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

Our results of operations may be negatively impacted by product liability lawsuits.

We are subject to potential product liability risks that relate to the design, manufacture, sale and use of our products. To date, we have not incurred material costs related to these product liability claims. While we believe our current general liability and product liability insurance is adequate to protect us from future product liability claims, there can be no assurance that our coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Significant losses not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, it may be necessary for us to recall products that do not meet approved specifications, which could result in adverse publicity as well as costs connected to the recall and loss of revenue.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property, our business could be adversely affected.

Our patents, trademarks and licenses are important in the operation of our businesses. Although we protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources. In some cases, including with respect to several of our most important products, there may be no effective legal recourse against duplication by competitors. In the future, we may have to rely on litigation to enforce our intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could adversely affect our business.

Any infringement by us on patent rights of others could result in litigation and adversely affect our ability to continue to provide, or could increase the cost of providing, our products and services.

Third parties may assert or prosecute infringement or validity claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Regardless of whether these claims have any merit, such claims can be burdensome and costly to defend or settle and can harm our business and reputation. In addition, if a third-party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third-party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

Sales of our products may be impacted by economic conditions and other factors. A downturn or weakness in overall economic activity or fluctuations in weather or other factors could adversely affect us.

Historically, sales of products have been subject to variations caused by changes in general economic conditions and other factors. In particular, the strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the restaurant, hospitality, retail and healthcare industries, which may affect our sales. Any future economic recession may impact leveraged companies like us more than competing companies with less leverage and may adversely affect our financial condition, results of operations and cash flows.

In addition, our business may be negatively impacted by uncertainty and disruptions related to the withdrawal of the United Kingdom and Northern Ireland from the EU, including potential disruptions to our supply chain, increased costs from the re-imposition of tariffs on trade between the United Kingdom and the EU, shipping delays due to new customs inspections and import/export processes and increased volatility in exchange rates and interest rates. The United Kingdom's inability to negotiate a favorable trade agreement with the EU or with other trading partners may result in an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. Other risks may increase, such as the risk that other countries could come under increasing pressure to leave the EU, the economic and political circumstances of the individual countries in the eurozone, or the long-term stability of the Euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of our European operations, have an adverse effect on demand our products and services in the eurozone and have an adverse effect on financial markets in Europe and globally.

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

As of December 31, 2019, we employed approximately 5,100 people worldwide. Our employees belong to seven employee unions in North America, two trade unions in Europe and three trade unions in China. Many of our European employees belong to the trade union or a European works council. Our union contracts and labor agreements are renegotiated periodically, and we cannot predict the outcome of these negotiations. If we are unable to reach new agreements or renew existing agreements on a timely basis, we may experience strikes, work stoppages, delays or other issues which could disrupt our business. Any significant labor relations issues, including issues related to the renewal of expiring union contracts, could adversely affect our operations, reputation, financial condition, results of operations and cash flows.

We are exposed to the risk of changes in interest rates and foreign currency fluctuations.

We have indebtedness that accrues interest at a variable rate. Increases in interest rates will reduce our operating cash flows and could hinder our ability to fund our operations, capital expenditures, acquisitions or dividends. In such cases we may seek to reduce our exposure to fluctuations in interest rates, but hedging our exposure carries the risk that we may forego the benefits we would otherwise experience if interest rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy is guaranteed to adequately insulate us from the risks associated with such fluctuations.

Additionally, some of our operations are or may be conducted by subsidiaries in foreign countries. The results of operations and the financial position of these subsidiaries will be reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many foreign currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

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

The U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in 2017, made broad and complex changes to the U.S. tax code that affect 2017 and subsequent years.  Future legislative and regulatory guidance under the Tax Act, United Kingdom's departure from the EU and Organization for Economic Cooperation and Development initiatives, including the global anti-base erosion proposal envisaging global minimum taxation, represent significant changes that could have a material effect upon our effective tax rate, future earnings and cash flows.

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

Our business and/or reputation could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Certain of our stockholders may in the future publicly or privately express views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that may not fully align with our own. Responding to actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation, and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

Activist stockholders may in the future make strategic proposals, suggestions, or requests for changes concerning the operation of our business, our business strategy, corporate governance considerations, or other matters. We cannot predict, and no assurances can be given, as to the outcome or timing of any consequences arising from these actions, and any such consequences may impact the value of our securities.

Failure to attract, retain and develop personnel or to provide adequate succession plans for key management members could have an adverse effect on our consolidated results of operations, financial condition and cash flows.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel and maintain adequate succession plans for key management positions and support for strategic initiatives. If we are unsuccessful in these efforts, our consolidated results of operations, financial condition and cash flows could be adversely affected and we could miss opportunities for growth and efficiencies.

We are involved in litigation that is unpredictable and may have an adverse impact on our financial condition, results of operations and cash flows.

From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, we do not believe that the ultimate disposition of any pending matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the SEC relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants motion and dismissed the Schlimm lawsuit without prejudice. The plaintiff was granted leave to file an amended complaint by March 5, 2020. On March 15, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On September 4, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 4, 2019, the Florida court stayed the Kosby lawsuit, pending further developments in the Schlimm lawsuit.

We believe the above lawsuits are without merit and intend to defend against the above lawsuits vigorously. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of each of these lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments become due under any pension plans that are unfunded or underfunded.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2019, we had approximately $34.7 million in unfunded or underfunded obligations related to our pension plans.

Environmental liabilities that may arise in the future could be material to us.

Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters, and we have in the past and will continue to incur capital and other expenditures relating to such matters. The possibility of discovering presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events may give rise to additional environmental liabilities, compliance costs and/or penalties that could be material. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect any changes may have upon our financial condition, results of operations or cash flows.

Security breaches, cybersecurity attacks and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including proprietary information of our customers, suppliers and business partners, as well as personally identifiable information of our customers and employees, in our internal and external data centers, cloud services, and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past several years. It is impossible for us to eliminate risks of such attacks. Our information technology and infrastructure, and that of our partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of roll-outs of new systems. In addition, because techniques used by computer programmers and hackers (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques.

In the event of a data or cybersecurity attack, breach or operational failure, our networks and those of our partners may be compromised or experience interruptions in operations and the information stored on such networks could be accessed, publicly disclosed, subject to ransom demands, lost or stolen. We may also be required to expend substantial time and resources to modify or enhance our protective measures and to investigate and remediate vulnerabilities. Furthermore, certain breaches or attacks could be repeated or compounded before they are discovered and remediated, all of which would further increase the costs and consequences of such an attack. Though we have insurance against some cyber-risks and attacks, we may face financial losses that exceed our policy limits or are not covered under any of our current insurance policies. Any such access, disclosure or other loss of information could result in legal claims or regulatory penalties, disrupt our operations, damage our reputation, and/or cause a loss of confidence in our products and services, which could adversely affect our business.

We may fail to anticipate or adequately mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities perpetrated against us.

Despite the defensive measures that we take to manage threats to our business, our risk and exposure to potential illegal or fraudulent activities remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, vishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate.

On November 14, 2018, we learned of an incident that occurred in early November 2018, which resulted in the diversion of funds from Crem, a subsidiary of the Company. We immediately launched an investigation into the incident and following review, discovered that an employee misappropriated corporate funds due to a telephone scheme occurring in early November 2018, resulting in an aggregate misappropriation of approximately $4.5 million. As of the date of this report, we have recovered approximately $1.1 million and is continuing to pursue the recovery of the remaining funds, although any additional recoveries cannot be assured.

As a result of this incident, we recorded a loss of $3.7 million during the fourth quarter of 2018 relating to the diverted funds, net of amounts recovered, and associated costs. We are currently unable to predict the ultimate impact this incident will have on our business, results of operations or financial condition, as we have borne, and will continue to bear, additional expenses in connection with the remediation of this incident.

Compliance with regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.

In recent years, governments in both the U.S. and Europe have implemented or proposed regulations governing the use of certain minerals, including tin, tantalum, tungsten and gold, which we collectively refer to as conflict minerals. In the U.S., SEC rules require disclosures related to conflict minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by an SEC-reporting company, that are sourced from the Democratic Republic of Congo and other countries in central Africa. In the E. U., regulations effective January 1, 2021will require similar disclosures and encompass other geographic regions outside of central Africa.

These disclosure requirements could affect the sourcing and availability of some of the minerals used in the manufacture of our products. Our supply chain is complex, and if we are not able to conclusively verify the origins for all conflict minerals used in our products or determine that our products are "conflict free," we may face reputational challenges with our customers or investors. Furthermore, we may also encounter challenges to satisfy customers who require that our products be certified as "conflict free," which could place us at a competitive disadvantage if we are unable to do so. Additionally, as there may be only a limited number of suppliers offering "conflict free" metals, we cannot be sure that we will be able to obtain necessary metals from such suppliers in sufficient quantities or at competitive prices. Finally, because European regulations have not yet been finalized, it is difficult for us to determine whether and how we will establish a compliance program. For all of these reasons, we could incur significant costs related to the conflict minerals compliance process and face equally significant costs in satisfying the disclosure requirements.

Our debt instruments contain restrictive covenants that could limit our financial flexibility.

The terms of the credit agreement that governs our senior secured credit facilities and the indenture governing the high yield notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to borrow under our senior secured credit facilities is subject to compliance with a maximum consolidated total leverage ratio covenant and a minimum consolidated interest coverage ratio covenant. Our senior secured credit facilities include other restrictions that, among other things, limit our ability to incur new indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indenture governing the high yield notes contains limitations on our ability to effect mergers and change of control events as well as other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of our subsidiaries to pay dividends or other payments; transactions with affiliates; and sale of assets.

We report the status of our compliance with these covenants quarterly. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of substantially all of our funded debt, which could adversely affect our business, earnings and financial condition.

If we fail to establish and maintain adequate internal control over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements. Accordingly, we are required to assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. We are also required to disclose any change that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting on a quarterly basis.

We previously disclosed in our 2018 Form 10-K that we did not maintain effective internal control over financial reporting as of December 31, 2018 as a result of material weaknesses identified in that filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2019, management has concluded that we have remediated the material weaknesses identified in our 2018 Form 10-K filing although we may in the future again experience material weaknesses and potential problems in implementing and maintaining adequate internal controls over financial reporting as required by the SEC. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot provide reliable financial reports, our business could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face severe consequences, and our reputation could be harmed which in turn could affect the value of our securities.

Risks Relating to Our Common Stock and the Securities Markets

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table outlines the principal facilities we owned or leased as of December 31, 2019.

Facility Location	Type of Facility	Owned/Leased
Americas
New Port Richey, Florida (1) (2)	Corporate Headquarters	Owned/Leased
Covington, Tennessee (1) (2)	Manufacturing/Office/Warehouse	Owned/Leased
Parsons, Tennessee (1) (2)	Manufacturing/Office/Warehouse	Owned/Leased
Manitowoc, Wisconsin (2)	Manufacturing/Office	Owned
Shreveport, Louisiana (1) (2)	Manufacturing/Office/Warehouse	Owned
Mt. Pleasant, Michigan (1) (2)	Manufacturing/Office/Warehouse	Owned/Leased
Concord, Ontario, Canada	Manufacturing/Office	Leased
Mississauga, Ontario, Canada (1) (2)	Manufacturing/Office/Warehouse	Leased
Monterrey, Mexico	Manufacturing/Office/Warehouse	Leased
Tijuana, Mexico	Manufacturing/Office/Warehouse	Leased
EMEA
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	Leased
Herborn, Germany	Office/Warehouse	Leased
Herisau, Switzerland (2)	Manufacturing/Office/Warehouse	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office/Warehouse	Leased
Sheffield, United Kingdom	Manufacturing/Office	Leased
Gandia, Spain (1) (2)	Manufacturing/Office	Leased
Amotfors, Sweden (1)	Manufacturing/Office/Warehouse	Owned/Leased
APAC
Foshan, China (1)	Manufacturing/Office/Warehouse	Owned/Leased
Hangzhou, China (2)	Manufacturing/Office/Warehouse	Owned
Shanghai, China (2)	Manufacturing/Office	Leased
Prachinburi, Thailand (1)	Manufacturing/Office	Owned
Kwong Min, Singapore	Office/Warehouse	Leased
(1) There are multiple facilities within these locations.
(2) Serves also as a research and development center.

In addition, we lease other office and warehouse space within various locations throughout the regions noted above which is used for sales and marketing as well as limited operations support, among other general and administrative purposes.

Refer to Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding leases.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, we do not believe that the ultimate disposition of any pending matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

On December 13, 2018, a purported securities class action lawsuit was filed in the United States ("U.S.") District Court for the Middle District of Florida against us and certain of our former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the Securities and Exchange Commission relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants motion and dismissed the Schlimm lawsuit without prejudice. The plaintiff was granted leave to file an amended complaint by March 5, 2020. On March 15, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On September 4, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit is captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 4, 2019, the Florida court stayed the Kosby lawsuit, pending further developments in the Schlimm lawsuit.

We intend to defend vigorously against the above pending lawsuits. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of each of these lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

On June 3, 2019, f’real Foods, LLC ("f’real") filed a patent infringement lawsuit against Welbilt, Inc. in the U.S. District Court for the District of Delaware, captioned f’real Foods LLC v. Welbilt, Inc. The lawsuit alleges that we have willfully infringed U.S. Patent No. 7,144,150 and U.S. Patent No. 7,520,662 by manufacturing and selling three blenders: the Multiplex FreshBlender®, the Multiplex Blend In Cup® Workstation, and the MAM9904 Blend-In-Cup® - Manual Fill. On June 6, 2019, f’real filed a nearly identical patent infringement lawsuit against Fresh Blends North America, Inc. ("Fresh Blends") in the U.S. District Court for the Southern District of Florida, captioned f’real Foods LLC v. Fresh Blends North America, Inc. Welbilt intervened in that case in September 2019. In each of the Delaware and Florida actions, f’real requested that Welbilt and certain affiliates be enjoined from the allegedly infringing activity, among other requested relief, and sought monetary damages including royalties and attorneys’ fees. On December 3, 2019, the parties reached a settlement of all claims and counterclaims, which was subsequently finalized by the parties. On December 6, 2019, the Florida Court dismissed the Florida action without prejudice.

For additional information concerning contingencies and uncertainties, see Note 13, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders

As of February 24, 2020, there were 1,388 holders of record of our common stock.

Dividend Policy

The amount and timing of dividends, if any, will be determined by our Board of Directors (the "Board"). The Board has not authorized or paid a dividend since we became an independent public company on March 4, 2016 and does not currently plan on paying dividends in 2020 as our focus continues to be the reduction of outstanding debt obligations. The timing, declaration, amount and payment of any future dividends is within the discretion of the Board and will depend upon many factors, including our financial condition, earnings, corporate strategy, capital requirements of our operating subsidiaries, contractual restrictions, including covenants contained in our senior secured credit facilities and our senior notes indenture, debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

There were no unregistered offerings nor any repurchases of our common stock by us or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the year ended December 31, 2019.

Performance Graph

The following graph and table depict the total return to stockholders from March 4, 2016 (the date our common stock began trading on the NYSE) through December 31, 2019, relative to the performance of the S&P 500 Index and the S&P 400 Midcap Index. The graph and table assume $100 invested at the closing price of $13.80 on March 4, 2016.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

	March 4, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
WBT	$100.00	$140.07	$167.61	$80.51	$113.12
S&P 500	$100.00	$111.94	$139.31	$125.34	$161.54
S&P 400 Midcap	$100.00	$118.68	$140.51	$118.86	$147.44

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data as of and for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We derived the selected consolidated financial data for the year ended December 31, 2016 and as of December 31, 2017 and 2016 from our audited consolidated financial statements and derived the selected combined financial data from our audited combined financial statements as of and for the year ended December 31, 2015, which are not included in this Annual Report on Form 10-K.

On March 4, 2016, we spun off from The Manitowoc Company, Inc. ("MTW") and publicly listed on the New York Stock Exchange under the name Manitowoc Foodservice, Inc. (the "Spin-Off"). Prior to the Spin-Off, we functioned as part of the larger group of companies controlled by MTW. During the periods presented prior to and through the date of the Spin-Off, our financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. We functioned as part of the larger group of companies controlled by MTW and accordingly, MTW performed certain corporate overhead functions for us and allocated the related costs. These allocated costs were primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) stock-based compensation and 4) certain corporate functions, which were not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures we determined as reasonable.

We believe the assumptions underlying the combined financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to, or the benefit received by, us during the applicable periods presented. Nevertheless, these financial statements may not be indicative of our future performance, and do not necessarily include all of the actual expenses that would have been incurred by us and may not reflect the financial position, results of operations and cash flows had we been a stand-alone company during the periods presented prior to the Spin-Off. No cash dividends were declared or paid during the periods presented.

The selected historical financial data presented below should be read in conjunction with our audited consolidated financial statements and notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(in millions, except per share data)	December 31,
	2019(4)	2018(5)	2017	2016	2015(6)
Statements of Operations Data (for the year ended):
Net sales	$1,593.9	$1,590.1	$1,445.4	$1,456.1	$1,570.1
Depreciation and amortization	$61.1	$55.0	$47.9	$48.5	$51.0
Earnings before income taxes	$75.7	$89.0	$121.4	$102.2	$196.4
Net earnings	$55.9	$78.2	$132.9	$71.5	$156.1
Earnings per share — Basic (1)	$0.40	$0.56	$0.96	$0.52	$1.14
Earnings per share — Diluted (1)	$0.39	$0.55	$0.94	$0.51	$1.14

Balance Sheets Data (as of end of year):
Adjusted working capital (2)	$265.6	$152.1	$132.4	$118.9	$88.0
Total assets	$2,165.3	$2,075.0	$1,840.4	$1,769.1	$1,754.0
Long-term obligations (3)	$1,432.2	$1,321.8	$1,232.2	$1,281.3	$2.3
Capital expenditures	$33.9	$21.4	$20.7	$16.0	$13.2
(1) On March 4, 2016, MTW distributed 137.0 million shares of our common stock to MTW shareholders, thereby completing the Spin-Off. Basic and diluted earnings per share and the weighted average number of common shares outstanding were retrospectively restated for the number of shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted earnings per share, for the prior periods presented, since no equity awards were outstanding prior to the Spin-Off.
(2) Adjusted working capital is defined as net receivables and inventory less trade accounts payable.
(3) The long-term obligations as of December 31, 2019 includes long-term debt and both long-term operating and finance lease obligations resulting from the adoption of Accounting Standards Update No. 2016-02—Leases as of January 1, 2019, for which the impact is not included in years prior to 2019. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(4) In May 2019, we launched our Business Transformation Program and incurred consulting costs, restructuring charges and other transformation-related expenses during the year ended December 31, 2019. See Note 16, "Business Transformation Program and Restructuring," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(5) On April 19, 2018, we, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Crem"). Crem's operations have been included in our consolidated results of operations beginning on the acquisition date. See Note 3, "Acquisition," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(6) On December 7, 2015, we completed the sale of Kysor Panel Systems ("Kysor"). Kysor has been removed from our consolidated results of operations as of the sale date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Statements Regarding Forward-Looking Information" and Item 1A. "Risk Factors" for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled "Non-GAAP Financial Measures" below.

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The financial condition and results of operations discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

Overview

Business Overview

We design, manufacture and supply best-in-class equipment for the global commercial foodservice market with our suite of products capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. Our portfolio of products is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. Our products, product-based services and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability which support our end customers by improving menus, enhancing operations and reducing costs.

We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Africa, Russia and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam. We are required to prepare and present our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"). These geographic business segments represent the level at which separate financial information is available and which is used by management to assess operating performance and allocate resources. We evaluate our segment performance based upon Adjusted Operating EBITDA (a non-GAAP measure). See the definition of Adjusted Operating EBITDA and other non-GAAP measures used by management within the section titled "Non-GAAP Financial Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Note 22, "Business Segments," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our geographic business segments.

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the year ended December 31, 2019 as compared to the same period of the prior year include the following:

•	Net sales were $1,593.9 million, an increase of 0.2%.

•	Organic net sales (a non-GAAP measure) increased 0.1%.

•	Earnings from operations were $173.9 million, a decrease of 19.8%.

•	Adjusted Operating EBITDA (a non-GAAP measure) was $286.2 million, a decrease of 1.4%, resulting in an Adjusted Operating EBITDA margin of 18.0%, a decrease of 30 basis points.

•	Net earnings were $55.9 million, a decrease of 28.5%.

•	Adjusted Net Earnings (a non-GAAP measure) were $96.3 million, a decrease of 12.9%.

•	Diluted net earnings per share were $0.39, a decrease of 29.1%.

•	Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) were $0.68, a decrease of 12.8%.

•
As of December 31, 2019, our total liquidity was $384.8 million, consisting of $130.7 million of cash and cash equivalents and $254.1 million available for additional borrowing under the senior secured revolving credit facility, compared to liquidity of $389.2 million as of December 31, 2018. Our total outstanding long-term debt, excluding finance leases, as of December 31, 2019 was $1,421.8 million.

The following is a summary of factors that impacted our operating results and liquidity during the year ended December 31, 2019 and other notable actions we have taken during the year:

Business Transformation Program Launch - During the first quarter of 2019, we initiated a comprehensive operational review to validate our long-term growth and margin targets and to refine our execution plans, which culminated in the launch of our Business Transformation Program ("Transformation Program") in May 2019. We are currently in the midst of our Transformation Program which is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We anticipate incurring consulting costs, restructuring charges, and other related transformation expenses of $75 to $85 million through 2021. In connection with the operational review and execution of the Transformation Program, we have incurred $35.3 million of expenses for the year ended December 31, 2019. We expect the remaining costs associated with the Transformation Program to be incurred mainly in 2020 with a lesser portion extending into 2021. We expect to settle these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program and are currently targeting annualized savings, including the realization of benefits from pricing optimization developed in conjunction with this program, in excess of $75 million by the second half of 2021. We realized actual annualized savings of approximately $3 million for the year ended December 31, 2019. The actual timing of future costs and realized savings of the program may differ materially from our current expectations and estimates.

Restructuring - During 2019, we completed certain workforce reductions, limited management restructuring actions and plant closures and consolidations throughout our regions and corporate division as part of ongoing efforts to optimize and enhance operational efficiencies. As a result of these actions, we incurred costs of $9.8 million of which $9.4 million is recognized in "Restructuring expense" and $0.4 million is recognized in "Cost of sales" in the Consolidated Statements of Operations for the year ended December 31, 2019.

Industry and Business Conditions

On a global scale, the demand for affordable dining is expected to continue increasing. Market growth is expected to be driven by, among other factors, disposable income, increased employment, investment in new establishments and the underlying trend for increased convenience.

Overall, we believe that longer-term growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S., the expansion of U.S. and foreign chains into additional international markets, the replacement and upgrades of existing equipment, and new equipment requirements resulting from menu changes, waste reduction and footprint reduction. We expect to benefit from these trends and grow market penetration alongside our customers as they expand into new service categories and geographies. We believe we are well-positioned to take advantage of worldwide growth opportunities with global and regional new product introductions, improvement in operational performance and other strategic initiatives.

In the Americas, we believe market conditions softened in the second half of 2019 and that modest declines in demand will continue into 2020. We expect general market conditions in APAC to be favorable while the market in EMEA is expected to experience a general economic slowdown as well as the withdrawal of the United Kingdom from the European Union and Organization for Economic Cooperation and Development global tax initiatives. In 2020, we expect our operating results to be impacted by general market conditions, the benefits of our pricing actions and our continued focus on driving our Transformation Program initiatives. Although we anticipate incurring short-term operating inefficiencies in certain of our manufacturing plants, we expect overall savings from our Transformation Program initiatives to offset inflationary pressures in labor and material costs as well as tariffs as a result of the execution of our Transformation Program.

As a result of the Tax Cuts and Jobs Act ("Tax Act"), additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods. Refer to additional discussion of the impact of the Tax Act on the consolidated financial statements in the Results of Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Strategies

We continue to focus on developing new product and system solutions to support future revenues, reducing long-term debt obligations and developing our acquisition pipeline. Our specific strategic objectives include:

•	Achieve profitable growth;

•	Create innovative products and solutions;

•	Enhance customer satisfaction;

•	Drive operational excellence; and

•	Develop great people.

We intend to achieve sustainable growth globally and drive increased profitability by leveraging our position as a leading commercial foodservice equipment provider, investing in product innovation including our digital controllers and connectivity initiatives, and pursuing customer-specific product solutions, while selectively pursuing strategic acquisitions and partnerships, continuing to attract and grow industry-leading talent and successfully executing our Transformation Program.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2019	2018	$	%
Net sales	$1,593.9	$1,590.1	$3.8	0.2%
Cost of sales	1,027.0	1,020.9	6.1	0.6%
Gross profit	566.9	569.2	(2.3)	(0.4)%
Gross margin (% of Net sales)	35.6%	35.8%
Selling, general and administrative expenses	344.2	309.8	34.4	11.1%
Amortization expense	38.7	37.0	1.7	4.6%
Restructuring expense	9.4	6.0	3.4	56.7%
Loss (gain) from disposal of assets — net	0.7	(0.4)	1.1	275.0%
Earnings from operations	173.9	216.8	(42.9)	(19.8)%
Interest expense	92.6	89.0	3.6	4.0%
Loss on modification or extinguishment of debt	—	9.0	(9.0)	(100.0)%
Other expense — net	5.6	29.8	(24.2)	(81.2)%
Earnings before income taxes	75.7	89.0	(13.3)	(14.9)%
Income taxes	19.8	10.8	9.0	83.3%
Net earnings	$55.9	$78.2	$(22.3)	(28.5)%

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2019	2018	$	%
Americas	$1,208.4	$1,228.4	$(20.0)	(1.6)%
EMEA	392.7	385.1	7.6	2.0%
APAC	252.3	229.1	23.2	10.1%
Elimination of intersegment sales	(259.5)	(252.5)	(7.0)	2.8%
Total net sales	$1,593.9	$1,590.1	$3.8	0.2%

Net sales totaled $1,593.9 million for the year ended December 31, 2019 representing an increase of $3.8 million, or 0.2%, compared to the same period of the prior year. The increase in net sales was primarily driven by $24.0 million of incremental net sales from Crem products and higher net pricing. These increases were partially offset by reduced volumes of hot-side products primarily resulting from new product rollouts with large chain customers in 2018 which did not recur in 2019. Foreign currency translation negatively impacted net sales for the year ended December 31, 2019 by $24.3 million, or 1.5%. Organic sales (a non-GAAP measure) increased 0.1% for the year ended December 31, 2019 compared to the same period of the prior year.

Net sales in the Americas segment for the year ended December 31, 2019 decreased $20.0 million, or 1.6%, compared to the same period of the prior year. The decrease was primarily driven by lower third-party net sales of $15.6 million and a $4.4 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by lower volumes of hot-side products associated with new product rollouts by large chain customers in 2018 which did not recur in 2019 and a decrease in KitchenCare aftermarket sales. These decreases were partially offset by increased net pricing. Foreign currency translation negatively impacted third-party net sales for the year ended December 31, 2019 by $2.8 million. Organic sales (a non-GAAP measure) decreased 1.2% for the year ended December 31, 2019 compared to the same period of the prior year.

Net sales in the EMEA segment for the year ended December 31, 2019 increased $7.6 million, or 2.0%, compared to the same period of the prior year. The increase was primarily driven by higher third-party net sales of $5.8 million and a $1.8 million increase in intersegment sales. Third-party net sales increased primarily due to $19.0 million of incremental net sales from Crem products and increased net pricing. Foreign currency translation negatively impacted third-party net sales for the year ended December 31, 2019 by $17.8 million. Organic sales (a non-GAAP measure) increased 0.8% for the year ended December 31, 2019 compared to the same period of the prior year.

Net sales in the APAC segment for the year ended December 31, 2019 increased $23.2 million, or 10.1%, compared to the same period of the prior year. The increase in net sales is primarily the result of a $13.6 million increase in third-party net sales and a $9.6 million increase in intersegment sales. Third-party net sales increased primarily due to $5.0 million of incremental net sales from Crem products, increased volumes in the general market and higher KitchenCare aftermarket part sales. Foreign currency translation negatively impacted third-party net sales for the year ended December 31, 2019 by $3.7 million. Organic sales (a non-GAAP measure) increased 6.3% for the year ended December 31, 2019 compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the year ended December 31, 2019 totaled $566.9 million, a decrease of $2.3 million, or 0.4%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a negative foreign currency translation impact of $10.6 million, (ii) a $10.2 million increase in other manufacturing and warranty costs, (iii) $7.4 million of higher material costs, including tariffs and (iv) $5.3 million of unfavorable impact from product mix and volumes. These unfavorable impacts were largely offset by a $25.7 million favorable impact from increased net pricing and $7.3 million of incremental gross profit from the Crem operations.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the year ended December 31, 2019 were $344.2 million, an increase of $34.4 million, or 11.1%, compared to the same period of the prior year. The increase in selling, general and administrative expenses is primarily the result of higher professional fees and concluded litigation of $39.8 million, consisting mainly of $33.3 million of third-party consulting costs incurred in connection with our Transformation Program and higher marketing and sales commission costs of $3.0 million. These increases were partially offset by a positive foreign currency translation impact of $4.9 million and lower acquisition-related costs attributable to the 2018 acquisition of Crem of $4.4 million which did not recur in 2019.

Restructuring expense

"Restructuring expense" for the year ended December 31, 2019 was $9.4 million consisting primarily of global workforce reduction actions supporting cost rationalization efforts, including the Transformation Program, as well as a limited executive management restructuring action. Restructuring expense for the year ended December 31, 2018 was $6.0 million resulting primarily from restructuring actions in each of our geographic business segments and a limited management restructuring in our corporate division as part of our continued efforts to optimize and enhance our operational efficiency.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic business segments consists of the following for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2019	2018	$	%
Americas	$222.9	$233.1	$(10.2)	(4.4)%
EMEA	71.0	78.4	(7.4)	(9.4)%
APAC	41.0	31.2	9.8	31.4%
Total Segment Adjusted Operating EBITDA	334.9	342.7	(7.8)	(2.3)%
Less: Corporate and unallocated expenses	(48.7)	(52.5)	3.8	(7.2)%
Total Adjusted Operating EBITDA	$286.2	$290.2	$(4.0)	(1.4)%

Adjusted Operating EBITDA margin (1)	18.0%	18.3%		(0.3)%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2019 decreased by $10.2 million, or 4.4%. This decrease was primarily driven by: (i) $17.7 million of decreased product mix and volumes, (ii) $5.7 million of higher material and other manufacturing costs, (iii) $3.8 million of higher marketing and commissions costs and (iv) increased professional fees totaling $2.7 million. These increases were partially offset by a favorable impact from net pricing of $19.4 million.

Adjusted Operating EBITDA in the EMEA segment for the year ended December 31, 2019 decreased by $7.4 million, or 9.4%, which was primarily driven by: (i) higher material and other manufacturing costs of $8.2 million, (ii) an unfavorable foreign currency translation impact of $3.3 million and (iii) increased research and development costs totaling $2.8 million. This unfavorable impact was partially offset by: (i) a $6.3 million favorable impact from net pricing and (ii) $1.1 million of lower net employee-related costs mainly resulting from reduced incentive compensation attributable to the segment's operating results.

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2019 increased by $9.8 million, or 31.4%. This increase was primarily driven by: (i) $8.7 million of increased product volumes and mix, (ii) a $3.0 million decrease in research and development costs, (iii) $1.2 million of incremental earnings from Crem operations and (iv) a favorable impact from net pricing of $1.1 million. These increases were partially offset by: (i) unfavorable material and other manufacturing costs of $2.0 million, (ii) a $1.3 million unfavorable impact of foreign currency translation and (iii) $1.2 million of higher employee-related costs.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the segments. For the year ended December 31, 2019, corporate and unallocated costs decreased by $3.8 million, or 7.2%, compared to the same period of the prior year as a result of lower employee-related costs from reduced incentive compensation attributable to our consolidated operating results and a decrease in the elimination of profit in inventory attributable to lower intercompany inventory on hand as of December 31, 2019 compared to December 31, 2018.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2019, "Interest expense" was $92.6 million, a $3.6 million increase as compared to the same period of the prior year, primarily driven by higher average borrowings outstanding partially offset by an overall decrease in weighted average interest rates.

There were no modifications or extinguishment of debt during the year ended December 31, 2019. The "Loss on modification or extinguishment of debt" of $9.0 million recognized during the year ended December 31, 2018 was related to the Sixth Amendment to our 2016 Credit Agreement and extinguishment losses associated with prepayments of the amended Term Loan B Facility during the fourth quarter of 2018.

For the year ended December 31, 2019, "Other expense — net" was $5.6 million, a decrease of $24.2 million as compared to the same period of the prior year. The decrease is primarily the result of transactions that occurred during the year ended December 31, 2018 which did not recur during the current year including a $10.0 million loss on a foreign currency hedge for the Crem acquisition purchase price, a $9.1 million foreign currency transaction loss on debt and a $2.4 million loss on a pension settlement.

Analysis of Income Taxes

"Income taxes" for the year ended December 31, 2019 were $19.8 million, which was an increase of $9.0 million compared to the prior year. The increase was primarily driven by a $10.0 million tax benefit recorded for the year ended December 31, 2018 for the update of the transition tax liability of the Tax Act which did not recur for the year ended December 31, 2019.

Our effective tax rate for the year ended December 31, 2019, was 26.2%, compared to an effective tax rate of 12.1% for the year ended December 31, 2018. The increase in the effective tax rate for the year ended December 31, 2019 compared to the same period of the prior year is primarily the result of a 11.2% income tax benefit recorded for the year ended December 31, 2018 to incorporate the impact of the Tax Act within the measurement period and a 1.9% decrease in the tax benefit from manufacturing and research incentives. These increases were partially offset by 2.1% of tax benefits for favorable audit settlements and the expiration of the statute of limitations of unrecognized tax benefits and a 1.9% increase in tax benefits resulting from valuation allowance adjustments for the year ended December 31, 2019 as compared to the same period of the prior year. Taxes on foreign income unfavorably impacted the effective tax rate for both the years ended December 31, 2019 and 2018 primarily as a result of earnings in high tax jurisdictions, including Germany, China and Canada, where the statutory rates range from 25% to 30%.

For the year ended December 31, 2019, the effective tax rate varied from the 21.0% statutory rate primarily due to the impact of taxes on income earned in foreign jurisdictions of 8.4% and the global intangible low tax income rate of 2.0%, which were partially offset by a 2.1% benefit of adjustments for valuation allowances, a 1.9% benefit related to unrecognized tax benefits and manufacturing and research incentives of 1.2%. For the year ended December 31, 2018, the effective tax rate varied from the 21.0% statutory rate primarily due to a 11.2% tax benefit related to the repatriation of foreign income, and a 3.1% benefit from manufacturing and research incentives, which were partially offset by the impact of taxes on income earned in foreign jurisdictions of 7.6% and global intangible low taxed income of 1.5%.

As of December 31, 2019, we have determined that a valuation allowance is not required for the deferred tax asset for U.S. interest expense as the future reversals of existing taxable temporary differences are sufficient to realize the deferred tax asset. We will continue to record a deferred tax asset related to the U.S. interest expense limitation until future reversals of existing taxable temporary differences or projected future taxable income are not sufficient to utilize the U.S. deferred tax asset. We expect these two sources of income will not be sufficient to realize the interest deferred tax asset beginning in 2020 and we expect to record a valuation allowance to reduce the deferred tax asset to an amount that does not exceed such sources of income at that time. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through our income tax provision and could have a material effect on our results of operations and cash flows.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, reinvest net earnings locally and meet working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of December 31, 2019, our total liquidity was $384.8 million, consisting of $130.7 million of cash and cash equivalents and $254.1 million available for additional borrowings under our senior secured revolving credit facility, discussed further below, compared to total liquidity of $389.2 million as of December 31, 2018. At December 31, 2019, we held 91% of our cash and cash equivalents outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S.

We currently expect our future cash needs to be primarily related to operating activities, inclusive of Transformation Program costs, working capital, debt service, capital investments and acquisitions. We estimate that our capital expenditures will be approximately $40 million for the year ending December 31, 2020. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, competitive, legislative and regulatory factors, among other things. Our ability to fund our cash needs depends on our ongoing ability to generate and raise cash. We believe that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months. Our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. We cannot provide assurances that we will have future access to the capital markets on acceptable terms.

Sources and Uses of Cash

Cash, cash equivalents and restricted cash as of December 31, 2019 totaled $130.7 million, an increase of $57.5 million from the December 31, 2018 balance of $73.2 million.

The table below summarizes our cash flows for the periods indicated:

(in millions)	Year Ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(269.7)	$(448.5)
Investing activities	279.9	313.5
Financing activities	46.6	102.3
Effect of exchange rate changes on cash	0.7	(2.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$57.5	$(35.6)

Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $269.7 million compared to $448.5 million of cash used in operating activities for the year ended December 31, 2018. The $178.8 million decrease in cash used in operating activities was primarily driven by a decrease of $239.0 million from the timing of collections on accounts receivable combined with the termination of our accounts receivable securitization program during 2019 and a lower inventory build of $30.5 million. This decrease in usage of cash was partially offset by a decrease of $50.9 million in net earnings adjusted for non-cash items including the loss on remeasurement of debt and other realized foreign currency derivative transactions and a $39.8 million net impact of timing of payables, other assets and current and long-term liabilities.

Investing Activities

Cash provided by investing activities of $279.9 million for the year ended December 31, 2019 consisted primarily of $280.7 million of cash receipts on beneficial interests in sold receivables including collections received subsequent to the termination of the accounts receivable securitization program through June 2019 and proceeds from the maturity of a short-term investment of $32.0 million. These cash inflows were partially offset by capital expenditures of $33.9 million, largely related to improvements of machinery and equipment within our manufacturing plants in conjunction with our Transformation Program.

Cash provided by investing activities was $313.5 million for the year ended December 31, 2018 and consisted primarily of proceeds from cash receipts on beneficial interest in sold receivables of $576.4 million which was partially offset by net cash used for the Crem Acquisition of $215.6 million, a $14.3 million net usage related to our short-term investments in the first quarter of 2018, a $10.0 million loss on the settlement of the foreign exchange currency contract entered into to mitigate the currency price fluctuations on the contracted Crem acquisition price and capital expenditures of $21.4 million, with the majority of capital expenditures related to continuous improvements of machinery and equipment and investments in information technology fixed assets.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $46.6 million consisting of net borrowings on long-term debt and finance leases of $61.6 million primarily associated with termination of the accounts receivable securitization program and conversion of financing into our Revolving Credit Facility for working capital requirements, partially offset by $15.0 million of repayments on our short-term debt obligations.

Cash provided by financing activities for the year ended December 31, 2018 was $102.3 million, consisting primarily of net borrowings on long-term debt of $92.3 million, as a result of the borrowings associated with the Crem Acquisition, net short-term borrowings on the secured revolving loan facility of $15.0 million for working capital partially offset by $6.8 million of debt issuance costs incurred for the restructuring of our 2016 Credit Agreement in the fourth quarter of 2018.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of December 31, 2019 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement currently provides for a $1,300.0 million Senior Secured Credit Facility consisting of (i) a senior secured Term Loan B Facility for $900.0 million and (ii) a Senior Secured Revolving Credit Facility with aggregate commitments of $400.0 million. The 2016 Credit Agreement also currently provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments up to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, so long as, after giving effect to the incurrence of such additional amount, the pro-forma secured leverage ratio does not exceed 3.75:1.00. The maturities of the Term Loan B Facility and Senior Secured Revolving Credit Facility are October 2025 and October 2023, respectively.

Borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of, 2.50% for the Term Loan B Facility and a range from 1.50% to 2.50% for the Revolving Credit Facility (depending on our consolidated total leverage ratio) or (ii) an alternate base rate, plus applicable margins of 1.00% less than LIBOR-based borrowings. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings are 2.25% and 1.25%, respectively.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of December 31, 2019. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

Revolving Loan Facility

Our short-term secured revolving loan facility provided for borrowings of up to $30.0 million. During the first quarter of 2019, we repaid the outstanding balance on this facility, which matured on April 18, 2019.

Covenant Compliance

The 2016 Credit Agreement and indenture governing the Senior Secured Credit Facility contains limitations on our ability to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments, (ii) incurrence of additional indebtedness or issuing preferred stock, (iii) the creation or existence of certain liens, (iv) incurrence of restrictions on the ability of certain of our subsidiaries to pay dividends or other payments, (v) transactions with affiliates and (vi) sales of assets.

Our 2016 Credit Agreement also currently contains financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA to (ii) Consolidated Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

As of December 31, 2019, we were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	December 31,
	2019	2018
Revolving loan facility	$—	$15.0
Revolving Credit Facility	141.8	78.0
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,421.8	$1,373.0

We have entered into interest rate swaps to manage interest rate risk on certain financing arrangements and may also enter into such interest rate swaps in the future. Further information regarding our financing arrangements and related hedging activity can be found in Note 10, "Debt," and Note 11, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019:

(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$1,421.8	$—	$3.3	$3.3	$145.1	$428.3	$841.8
Interest obligations	396.9	77.8	77.6	77.4	77.3	57.1	29.7
Finance leases	2.5	1.2	0.8	0.5	—	—	—
Operating lease liabilities	39.1	10.0	6.5	4.0	3.0	2.4	13.2
Income tax payable	11.8	11.2	—	—	—	—	0.6
Purchase obligations	69.7	69.2	0.1	0.1	0.1	0.1	0.1
Total contractual obligations	$1,941.8	$169.4	$88.3	$85.3	$225.5	$487.9	$885.4

Unrecognized tax benefits totaling $2.9 million as of December 31, 2019 excluding related interests and penalties, are not included in the table above because the timing of their resolution cannot be estimated. See Note 9, "Income Taxes," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures surrounding uncertain income tax positions.

We maintain defined benefit pension plans for certain of our operations in the Americas and EMEA regions. In 2019, cash contributions by us to all pension plans were $8.3 million, and we estimate that our pension plan contributions will be approximately $9.6 million in 2020. See Note 15, "Employee Benefit Plans," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

See Note 13, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures regarding our environmental, health, safety, contingencies and other matters.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how management evaluates our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data, we make this data available to the public. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash used in operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including as a result of changed business conditions, new accounting rules or otherwise. Further, our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Free Cash Flow

We refer to "Free Cash Flow", a non-GAAP measure, as our net cash provided by or used in operating activities less capital expenditures plus cash receipts on our beneficial interest in sold receivables and the related impact of terminating our accounts receivable securitization program during the first quarter of 2019. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund our debt repayments, acquisitions, dividends and share repurchases, if any. Free Cash Flow reconciles to net cash used in operating activities included in our Consolidated Statements of Cash Flows presented in accordance with U.S. GAAP, as follows:

(in millions)	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(269.7)	$(448.5)	$(431.3)
Capital expenditures	(33.9)	(21.4)	(20.7)
Cash receipts on beneficial interest in sold receivables	280.7	576.4	552.1
Termination of accounts receivable securitization program (1)	96.9	—	—
Free Cash Flow	$74.0	$106.5	$100.1
(1) Represents the increase in accounts receivable resulting from the termination of the accounts receivable securitization program during the first quarter of 2019, which is reflected in "Cash Flows from Operating Activities" in the Consolidated Statements of Cash Flows.

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, management also reviews our results on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA is defined as net earnings before income taxes, other income or expense, loss on modification or extinguishment of debt, interest, gain or loss from impairment or disposal of assets, restructuring activities, separation expense, amortization and depreciation expense, Transformation Program expense, acquisition-related transaction and integration costs and certain other items. Management uses Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. Management considers it important that investors review the same operating information used by management. Our Adjusted Operating EBITDA reconciles to net earnings as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Year Ended December 31,
	2019	2018	2017
Net earnings	$55.9	$78.2	$132.9
Income taxes	19.8	10.8	(11.5)
Other expense — net	5.6	29.8	10.6
Loss on modification or extinguishment of debt	—	9.0	1.7
Interest expense	92.6	89.0	86.9
Earnings from operations	173.9	216.8	220.6
Loss (gain) from disposal of assets — net	0.7	(0.4)	(4.0)
Restructuring activities (1)	9.8	6.0	10.8
Separation expense	—	0.1	1.6
Amortization expense	39.8	37.0	31.2
Depreciation expense	21.1	18.0	16.7
Transformation Program expense (2)	35.3	—	—
Transaction costs (3)	1.1	7.1	—
Other items (4)	4.5	5.6	—
Total Adjusted Operating EBITDA	$286.2	$290.2	$276.9

Adjusted Operating EBITDA margin (5)	18.0%	18.3%	19.2%
(1) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 16, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 16, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of sales" include $0.1 million and $1.9 million related to inventory fair value purchase accounting adjustments for the years ended December 31, 2019 and 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $1.0 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively.
(4) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within our Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in our Form 10-K/A for the year ended December 31, 2017 and $0.6 million of other professional fees. All such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
(5) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Net Earnings as net earnings before the impact of certain items, such as loss on modification or extinguishment of debt, gain or loss from impairment or disposal of assets, restructuring activities, separation expense, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss, the Tax Act and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Year Ended December 31,
	2019	2018	2017
Net earnings	$55.9	$78.2	$132.9
Loss on modification or extinguishment of debt	—	9.0	1.7
Loss (gain) from disposal of assets — net	0.7	(0.4)	(4.0)
Restructuring activities (1)	9.8	6.0	10.8
Separation expense	—	0.1	1.6
Transformation Program expense (2)	35.3	—	—
Transaction costs (3)	1.1	17.1	—
Other items (4)	4.5	5.6	—
Pension settlement (5)	1.2	2.4	—
Foreign currency transaction loss (6)	0.7	10.1	6.5
Tax Act	—	(10.0)	(32.0)
Tax effect of adjustments (7)	(12.9)	(7.6)	(6.6)
Total Adjusted Net Earnings	$96.3	$110.5	$110.9

Per Share Basis
Diluted net earnings	$0.39	$0.55	$0.94
Loss on modification or extinguishment of debt	—	0.06	0.01
Loss (gain) from disposal of assets — net	0.01	—	(0.03)
Restructuring activities (1)	0.07	0.04	0.08
Separation expense	—	—	0.01
Transformation Program expense (2)	0.25	—	—
Transaction costs (3)	0.01	0.12	—
Other items (4)	0.03	0.04	—
Pension settlement (5)	0.01	0.02	—
Foreign currency transaction loss (6)	—	0.07	0.05
Tax Act	—	(0.07)	(0.23)
Tax effect of adjustments (7)	(0.09)	(0.05)	(0.04)
Total Adjusted Diluted Net Earnings	$0.68	$0.78	$0.79
(1) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 16, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 16, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition-related transaction and integration activities. These costs include $0.1 million and $1.9 million related to inventory fair value purchase accounting adjustments recorded in "Cost of sales" for the years ended December 31, 2019 and 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $1.0 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. Transaction costs also included losses of $10.0 million related to a foreign currency hedge of the acquisition purchase price for Crem recorded in "Other expense-net" for the year ended December 31, 2018.
(4) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within our Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in our Form 10-K/A for the year ended December 31, 2017 and $0.6 million of other professional fees. All such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

(5) Pension settlement represents non-cash pension losses resulting from settlement of pension obligations. Refer to Note 15, "Employee Benefit Plans" for discussion of the impact to the Consolidated Statements of Operations.
(6) Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(7) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We define "Organic net sales" as net sales before the impact of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions)	2019	2018
Consolidated:
Net sales	$1,853.4	$1,842.6
Less: Intersegment sales	(259.5)	(252.5)
Net sales (as reported)	1,593.9	1,590.1
Less: Crem acquisition	(24.0)	—
Organic third-party net sales	1,569.9	1,590.1
Impact of foreign currency translation(1)	21.9	—
Organic net sales	$1,591.8	$1,590.1

Americas:
Net sales	$1,208.4	$1,228.4
Less: Intersegment sales	(133.1)	(137.5)
Third-party net sales	1,075.3	1,090.9
Impact of foreign currency translation(1)	2.8	—
Total Americas organic net sales	$1,078.1	$1,090.9

EMEA:
Net sales	$392.7	$385.1
Less: Intersegment sales	(79.5)	(77.7)
Third-party net sales	313.2	307.4
Less: Crem acquisition	(19.0)	—
Organic third-party net sales	294.2	307.4
Impact of foreign currency translation(1)	15.7	—
Total EMEA organic net sales	$309.9	$307.4

APAC:
Net sales	$252.3	$229.1
Less: Intersegment sales	(46.9)	(37.3)
Third-party net sales	205.4	191.8
Less: Crem acquisition	(5.0)	—
Organic third-party net sales	200.4	191.8
Impact of foreign currency translation(1)	3.4	—
Total APAC organic net sales	$203.8	$191.8
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

(in millions)	Year Ended December 31,
	2019	2018
Net sales (as reported)	$1,593.9	$1,590.1
Less: Crem net sales	(24.0)	—
Impact of foreign currency translation(1)	21.9	—
Organic net sales	$1,591.8	$1,590.1
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although we have listed several accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed description of these and other accounting policies of Welbilt.

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

On January 1, 2018, we adopted the provisions of ASU 2014-09, which creates a single, comprehensive revenue recognition model for all contracts with customers. The model is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Management makes judgments including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when service is provided or control of a good transfers to a customer. A majority of our net sales continue to be recognized at the point in time when products are shipped from our manufacturing facilities.

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. We typically invoice our customers with payment terms of 30 days and our average collection cycle is generally less than 60 days and we have determined these payment terms do not contain a significant financing component. Costs to obtain a customer contract are expensed as incurred as our contract periods are generally short term in nature. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and right of return terms that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed.

Income Taxes - We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. The Tax Act, enacted on December 22, 2017, introduced comprehensive and complex tax legislation, including a provision designed to tax global intangible low-taxed income (“GILTI”), foreign-derived intangible income, and other items that are subject to continuous guidance and interpretations. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and the valuation allowance recorded against deferred tax assets.
Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the assets and liabilities are recovered or settled, respectively. The recognition and measurement of deferred tax asset and liability balances and the corresponding deferred tax expense are determined for each tax-paying component in each applicable jurisdiction. We record a valuation allowance that represents a reduction of deferred tax assets if, based on the weight of available evidence, both positive and negative, it is more-likely-than-not that the deferred tax assets will not be realized.

We also recognize liabilities for unrecognized tax benefits, which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related appeals or litigation processes, if any. At each reporting period, unrecognized tax benefits are reassessed and adjusted if our judgment changes as a result of new information.

We adopted the period cost method for the computation of GILTI, that was introduced in the Tax Act.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Inventories and Related Reserve for Obsolete and Excess Inventory - The majority of our inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Certain inventories are valued using the last-in, first-out (LIFO) method. All inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory and on historical write-off experience, and is subject to change if actual experience deteriorates.

Business Combinations - We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill, Other Intangible Assets and Other Long-Lived Assets - We perform annual impairment tests of goodwill and intangible assets with indefinite lives at June 30 of each year and whenever a triggering event occurs between annual impairment tests. We perform the goodwill impairment test for each of our reporting units which are: Americas, EMEA and APAC. When testing for impairment, we have the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, we evaluate the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit or asset. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. In those instances where we conclude that it is not more-likely-than-not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When we choose not to perform a qualitative assessment, or if, based on the qualitative assessment, we conclude it is more-likely-than-not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, we compare the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to the excess; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 7, "Goodwill and Other Intangible Assets — Net," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on our impairment assessments.

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

We monitor market conditions and determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. Deterioration in the market or actual results as compared with our projections may ultimately result in a future impairment. In the event we determine that assets are impaired in the future, we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our Consolidated Balance Sheets and Consolidated Statements of Operations.

Product Warranties - In the normal course of business, we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us. Such warranties generally provide that products will be free from defects for periods typically ranging from 12 to 60 months with certain equipment having longer-term warranties. If a product fails to comply with our warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that we may incur under our warranty at the time of revenue recognition based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

Product Liabilities - We are subject in the normal course of business to product liability lawsuits. To the extent permitted under applicable laws, our exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. We record product liability reserves for our self-insured portion of any pending or threatened product liability actions. Our reserve is based upon two estimates. First, we track the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon our best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, we determine the amount of additional reserve required to cover incurred but not reported product liability issues and to account for possible adverse development of the established case reserves. We have established a position within the actuarially determined range that we believe is the best estimate for incurred but unreported claims. We perform this analysis two times per year.

Derivative Financial Instruments and Hedging Activities - We enter into derivative instruments to hedge interest rate risk, commodity exposure associated with aluminum, copper and steel prices and foreign currency exchange risk.

We have adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. We record the fair values of all derivatives in the Consolidated Balance Sheets. We do not offset the fair values of derivative contract assets and liabilities. The change in a derivative’s fair value is recorded each period in current earnings or comprehensive income depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The amount of derivative instrument fair market value adjustments for cash flow hedges and net investment hedges are reported in the Consolidated Statements of Comprehensive Income, net of taxes. We recognize fair market value adjustments for fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk in current earnings within the same line item associated with the hedged item.

Stock-Based Compensation - The computation of the expense associated with stock-based compensation requires the use of certain valuation models and is based on projected achievement of underlying performance criteria for performance shares. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. The Black-Scholes model requires the use of assumptions regarding the volatility of our stock, the expected life of the stock award and our dividend ratio. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions regarding future stock price volatility, future dividend payments and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. Stock-based compensation expense is recognized only for those stock-based awards expected to vest.

Employee Benefit Plans - We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. We record Defined Benefit Plan assets and obligations using amounts calculated annually as of our measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches we use to determine the annual assumptions are as follows:

•
Discount Rate - Our discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of demographics of the participants in our pension plans and benefit payment terms.

•
Expected Return on Plan Assets - Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Retirement and Mortality Rates - Our retirement and mortality rate assumptions are based primarily on actual plan experience and actuarial mortality tables.

•	Health Care Cost Trend Rates - Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 15, "Employee Benefit Plans," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the impact of a 0.5% change in the discount rate and rate of return on plan assets would have on our consolidated financial statements.

Recent Accounting Changes and Pronouncements

See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This market risk discussion contains forward-looking statements and actual results may differ materially from the discussion included below based upon general market conditions and changes in the global financial markets.

We have global operations and are exposed to market risks in the ordinary course of our business. These risks may change over time as business practices evolve and could have a material impact on our financial results in the future. These market risks include, but are not limited to, changes in interest rates, commodity price risk and changes in foreign currency exchange rates. To reduce these risks, we selectively use derivative financial instruments and other proactive management techniques. Our corporate governance includes policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited.

As further discussed below, we utilize valuation models to estimate the effects of changes in interest and currency rates and commodity prices for each of our derivative instruments in order to determine the impact of a hypothetical change of 10.0% on inputs used in the valuation models.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates, which could affect our financial position and cash flows. Our interest rate risk management objective is to limit the impact of interest rate changes and to minimize our overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Stockholders' equity can also be adversely affected by changing interest rates, as after-tax changes in the fair value of interest rate swaps designated as cash flow hedges are reflected as increases and decreases to a component of stockholders' equity.

We are exposed to interest rate risk on borrowings under the Senior Secured Credit Facility which bear interest at variable rates and are vulnerable to changes primarily in the LIBOR rate. We manage our exposure to market risk through regular operating and financing activities and when considered appropriate, through the use of derivative financial instruments. See Note 10, "Debt," and Note 11, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

As of December 31, 2019, we had $855.0 million of variable rate debt outstanding under our Term Loan B Facility of the Senior Secured Credit Facility. To manage the risk of fluctuations in this variable rate debt, we maintain an interest rate swap for an aggregate notional amount of $425.0 million which matures in March 2020. As of December 31, 2019, a 10% change in short-term interest rates would not have a material impact on the fair value of this interest rate swap. Approximately $430.0 million of our Term Loan B variable rate debt was not hedged as of December 31, 2019. A hypothetical change of 10% in short-term interest rates as of December 31, 2019, would result in a $1.6 million change in annualized interest expense for the unhedged portion of the Term Loan B Facility. We also have a $400.0 million Revolving Credit Facility, which bears interest based on market rates plus an applicable margin as determined by our Consolidated Total Leverage Ratio. As our interest rate on the Revolving Credit Facility is based on market rates, we are exposed to fluctuations in interest rates. Based upon the outstanding balance on our Revolving Credit Facility of $141.8 million as of December 31, 2019, a hypothetical change of 10% in short-term interest rates would not have a material impact on the annualized interest expense.

As of December 31, 2019, we had $425.0 million of fixed rate debt outstanding under our Senior Notes with a fair value of approximately $450.9 million. The terms of the Senior Notes do not generally allow investors to demand payment on these obligations prior to maturity.

Commodity Price Risk

We are exposed to fluctuating market prices for our key commodities utilized in the production of our product offerings, including aluminum, copper and steel. We have established procurement programs to manage the negotiations of these commodity prices. Historically, we have entered into commodity hedges that fix the price of certain of our key commodities. During the year ended December 31, 2019, we discontinued the hedging of our commodity contracts.

As of December 31, 2019, we had remaining commodity derivatives with aggregate notional values of 524 metric tons of aluminum, 269 metric tons of copper and 1,778 short tons of steel. A 10% increase in the cost of a commodity would be offset by a gain on the derivative and a 10% decrease in the cost of a commodity would be offset by a loss on the derivative. A hypothetical change of 10% in the cost of a commodity would not have a material impact on our results of operations.

Currency Price Risk

We are subject to foreign currency exchange risk due to our international operations. We have manufacturing, sales and distribution facilities around the world and as a result make investments and enter into transactions denominated in various foreign currencies. Non-U.S. sales were approximately 37.8% of our total sales for the year ended December 31, 2019, with the largest percentage, 17.7%, being sales into various European countries. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations.

To manage a portion of our foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on non-functional currency denominated receivables and payables. Our transactions in foreign currencies are denominated primarily in the currencies below.

The impact of a 10% change in the underlying functional currencies on our currency forward contracts which are outstanding and continue to qualify for hedge accounting as of December 31, 2019 would be as follows:

(in millions)	December 31, 2019
	10% Increase	10% Decrease
Currency:
Canadian Dollar	$0.7	$(0.8)
Euro	$(0.8)	$0.8
British Pound	$0.2	$(0.2)
Mexican Peso	$0.6	$(0.7)
Singapore Dollar	$0.2	$(0.2)

We are further exposed to foreign currency exchange rate risk as our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. The associated translation adjustments recorded in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets as of December 31, 2019 was a loss of $4.3 million. As of December 31, 2019, a United Kingdom-based subsidiary held a British pound denominated borrowing under the Senior Secured Credit Facility, the U.S. dollar equivalent of $31.8 million, that exposes us to additional foreign currency exchange rate fluctuations. During the first quarter of 2017, we entered into a three-year cross-currency interest rate swap with a notional value of €50.0 million to protect the value of our net investment in Euros. A 10% fluctuation in exchange rates between the Euro and the U.S. dollar as of December 31, 2019 would change the fair value of this swap by $5.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Financial Statement Schedule:

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Welbilt, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Welbilt, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Notes 2 and 9 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company recorded income tax expense of $19.8 million for the year ended December 31, 2019 and had deferred tax assets of $14.7 million, which included a valuation allowance of $28.3 million, as of December 31, 2019. The determination of the Company’s income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. The Company records a valuation allowance that represents a reduction of deferred tax assets if, based on the weight of available evidence, both positive and negative, it is more-likely-than-not that the deferred tax assets will not be realized. The Company also recognized liabilities for unrecognized tax benefits of $4.2 million as of December 31, 2019, which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the position will be sustained on examination, including resolution of the related appeals or litigation processes, if any. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and the valuation allowance recorded against deferred tax assets.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are there was a high degree of auditor judgment and subjectivity involved in performing audit procedures and evaluating audit evidence relating to (i) assessing the impact of changing fiscal policies, tax laws, court rulings, regulations and related legislation, (ii) the weight of available evidence in determining the realizability of deferred tax assets, and (iii) the weight of available evidence for liabilities for unrecognized tax benefits. Also, a high degree of auditor subjectivity and significant audit effort was required in performing audit procedures and evaluating audit evidence relating to income taxes. As previously disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes, the recognition of deferred tax assets and liabilities, the weight of available evidence representing the more-likely-than-not recognition of a valuation allowance recorded against the deferred tax assets, the change in liabilities for unrecognized tax benefits, the accounting for changes in regulations and related legislation, and income tax disclosures. These procedures also included, among others (i) testing the income tax provision, including the effective tax rate reconciliation, return to provision adjustments, and permanent and temporary differences, (ii) evaluating management's assessment of the realizability of deferred tax assets on a tax entity filing basis, (iii) evaluating the weight of available evidence for liabilities for unrecognized tax benefits and (iv) evaluating the impacts of changes in regulations and related legislation.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 26, 2020

We have served as the Company's auditor since 2015.

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$1,593.9	$1,590.1	$1,445.4
Cost of sales	1,027.0	1,020.9	908.5
Gross profit	566.9	569.2	536.9
Selling, general and administrative expenses	344.2	309.8	278.3
Amortization expense	38.7	37.0	31.2
Restructuring expense	9.4	6.0	10.8
Loss (gain) from disposal of assets — net	0.7	(0.4)	(4.0)
Earnings from operations	173.9	216.8	220.6
Interest expense	92.6	89.0	86.9
Loss on modification or extinguishment of debt	—	9.0	1.7
Other expense — net	5.6	29.8	10.6
Earnings before income taxes	75.7	89.0	121.4
Income taxes	19.8	10.8	(11.5)
Net earnings	$55.9	$78.2	$132.9
Per share data:
Earnings per share — Basic	$0.40	$0.56	$0.96
Earnings per share — Diluted	$0.39	$0.55	$0.94
Weighted average shares outstanding — Basic	140,953,496	140,023,635	138,995,541
Weighted average shares outstanding — Diluted	141,567,785	141,388,785	140,707,092

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net earnings	$55.9	$78.2	$132.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.2	(10.9)	14.2
Unrealized (loss) gain on derivatives	(2.4)	(2.8)	2.8
Employee pension and postretirement benefits	0.3	4.1	(5.6)
Total other comprehensive income (loss), net of tax	0.1	(9.6)	11.4
Comprehensive income	$56.0	$68.6	$144.3

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$130.7	$70.4
Restricted cash	—	2.8
Short-term investment	—	32.0
Accounts receivable, less allowance of $4.0 and $3.9, respectively	183.6	112.5
Inventories — net	186.4	190.6
Prepaids and other current assets	28.2	32.2
Total current assets	528.9	440.5
Property, plant and equipment — net	127.5	116.3
Operating lease right-of-use assets	39.9	—
Goodwill	933.1	935.6
Other intangible assets — net	507.7	549.4
Other non-current assets	28.2	33.2
Total assets	$2,165.3	$2,075.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$104.4	$151.0
Accrued expenses and other liabilities	192.4	183.7
Short-term borrowings and current portion of finance leases	1.2	16.1
Product warranties	33.3	27.9
Total current liabilities	331.3	378.7
Long-term debt and finance leases	1,403.1	1,321.8
Deferred income taxes	81.9	104.3
Pension and postretirement health liabilities	32.8	39.2
Operating lease liabilities	29.1	—
Other long-term liabilities	34.1	44.6
Total non-current liabilities	1,581.0	1,509.9
Commitments and contingencies (Note 13)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,213,995 shares and 140,252,693 shares issued and outstanding as of December 31, 2019 and 2018, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(31.0)	(41.5)
Retained earnings	324.5	268.4
Accumulated other comprehensive loss	(41.5)	(41.6)
Treasury stock, at cost, 58,935 shares and 53,308 shares, as of December 31, 2019 and 2018, respectively	(0.4)	(0.3)
Total equity	253.0	186.4
Total liabilities and equity	$2,165.3	$2,075.0
The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net earnings	$55.9	$78.2	$132.9
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation expense	21.3	18.0	16.7
Amortization of intangible assets	39.8	37.0	31.2
Amortization of debt issuance costs	4.7	5.5	5.5
Loss on extinguishment of debt	—	2.7	1.7
Deferred income taxes	(19.8)	(12.4)	(64.3)
Stock-based compensation expense	7.3	7.0	11.1
Loss (gain) from disposal of assets — net	0.7	(0.4)	(4.0)
Pension settlement	1.2	2.4	—
(Gain) loss on remeasurement of debt and other realized foreign currency derivative	(0.6)	23.4	—
Changes in operating assets and liabilities, excluding the effects of the business acquisition:
Accounts receivable	(351.4)	(590.4)	(541.2)
Inventories	5.0	(25.5)	(1.8)
Other assets	13.4	(9.3)	(0.6)
Trade accounts payable	(46.8)	39.3	(7.9)
Other current and long-term liabilities	(0.4)	(24.0)	(10.6)
Net cash used in operating activities	(269.7)	(448.5)	(431.3)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	280.7	576.4	552.1
Capital expenditures	(33.9)	(21.4)	(20.7)
Proceeds from sale of property, plant and equipment	—	—	12.3
Acquisition of intangible assets	—	(2.8)	(1.2)
Purchase of short-term investment	—	(35.0)	—
Proceeds from maturity of short-term investment	32.0	20.7	—
Business acquisition, net of cash acquired	—	(215.6)	—
Settlement of foreign exchange contract	—	(10.0)	—
Other	1.1	1.2	0.9
Net cash provided by investing activities	279.9	313.5	543.4
Cash flows from financing activities
Proceeds from long-term debt	410.0	475.5	155.0
Repayments on long-term debt and finance leases	(348.4)	(383.2)	(204.1)
Debt issuance costs	—	(6.8)	(2.0)
Proceeds from short-term borrowings	—	30.0	4.0
Repayment of short-term borrowings	(15.0)	(15.0)	(4.0)
Payment of contingent consideration	(0.8)	(1.4)	—
Exercises of stock options	3.2	6.2	4.8
Payments on tax withholdings for equity awards	(2.4)	(3.0)	(5.4)
Net cash provided by (used in) financing activities	46.6	102.3	(51.7)
Effect of exchange rate changes on cash	0.7	(2.9)	6.9
Net increase (decrease) in cash and cash equivalents and restricted cash	57.5	(35.6)	67.3
Balance at beginning of period	73.2	108.8	41.5
Balance at end of period	$130.7	$73.2	$108.8

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$36.0	$47.0	$34.3
Cash paid for interest, net of related hedge settlements	$79.0	$94.6	$94.7

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$238.6	$744.7	$723.5
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$14.9	$0.9	$—

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Equity
Balance as of December 31, 2016	138,601,327	$1.4	$(70.6)	$56.2	$(43.4)	$—	$(56.4)
Net earnings	—	—	—	132.9	—	—	132.9
Issuance of common stock, stock-based compensation plans	890,533	—	4.8	—	—	—	4.8
Stock-based compensation expense	—	—	11.1	—	—	—	11.1
Other comprehensive income	—	—	—	—	11.4	—	11.4
Value of shares in deferred compensation plan	—	—	—	—	—	(0.2)	(0.2)
Balance as of December 31, 2017	139,491,860	$1.4	$(54.7)	$189.1	$(32.0)	$(0.2)	$103.6
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	78.2	—	—	78.2
Issuance of common stock, stock-based compensation plans	760,833	—	6.2	—	—	—	6.2
Stock-based compensation expense	—	—	7.0	—	—	—	7.0
Other comprehensive loss	—	—	—	—	(9.6)	—	(9.6)
Value of shares in deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	0.2	—	—	0.2
Net earnings	—	—	—	55.9	—	—	55.9
Issuance of common stock, stock-based compensation plans	961,302	—	3.2	—	—	—	3.2
Stock-based compensation expense	—	—	7.3	—	—	—	7.3
Other comprehensive income	—	—	—	—	0.1	—	0.1
Value of shares in deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2019	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$(0.4)	$253.0

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Notes to Consolidated Financial Statements

1. Business and Organization

Description of the Business

Welbilt, Inc. ("Welbilt" or the "Company") is one of the world's leading commercial foodservice equipment companies leveraging a full suite of equipment capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. The Company is headquartered in New Port Richey, Florida, and operates 20 manufacturing facilities globally. The Company designs, manufactures and supplies best-in-class equipment for the global commercial foodservice market which are used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. The Company sells its products through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives.

Welbilt was incorporated in Delaware in 2015 and became a publicly traded in March 2016 when the Company completed its spin-off from The Manitowoc Company, Inc. ("MTW") (the "Spin-Off").

The Company manages its business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Africa, Russia and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam.

Rebranding

Effective March 3, 2017, Manitowoc Foodservice, Inc. filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a change of the Company’s name from "Manitowoc Foodservice, Inc." to "Welbilt, Inc." (the "Name Change"). In connection with the Name Change, the Company also amended and restated its bylaws, by substituting "Welbilt, Inc." for "Manitowoc Foodservice, Inc." to launch the Company's rebranding of its logo and its brand identity to Welbilt. On March 6, 2017, shares of the Company commenced trading under the Company's new name, Welbilt, Inc., and a new New York Stock Exchange ("NYSE") ticker symbol, "WBT." Prior to March 6, 2017, shares of the Company traded under the NYSE ticker symbol "MFS."

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Welbilt and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S Securities and Exchange Commission. The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, the financial position as of December 31, 2019 and 2018 and the cash flows for the years ended December 31, 2019, 2018 and 2017, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Significant Accounting Policies

Cash and Cash Equivalents All short-term investments purchased with an original maturity of three months or less are considered cash equivalents. The Company's policy is to classify operating demand deposit accounts with high credit quality financial institutions, the balances of which at times may exceed federally insured limits.

Restricted Cash Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded separately on the Consolidated Balance Sheets and include cash balances held as security under the Company's accounts receivable securitization program, as applicable.

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

Accounts Receivable Accounts receivable consist primarily of trade receivables due from customers, consisting of distributors, dealers, buying groups and manufacturers' representatives, and are stated net of allowance for amounts that may become uncollectible in the future. The Company's estimate for the allowance for doubtful accounts related to trade receivables includes an evaluation of specific accounts where it has information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates.

Transactions under the Company's accounts receivable securitization program, which was terminated in March 2019, were accounted for as sales. Sales of trade receivables are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets. In addition, the Company maintained a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the third-party purchasing financial institution at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the Consolidated Statements of Cash Flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days). See Note 4, "Accounts Receivable Securitization," for further details.

Inventories Inventories are valued at the lower of cost or net realizable value. Approximately 91.7% and 92.4% of the Company's inventories were valued using the first-in, first-out ("FIFO") method as of December 31, 2019 and 2018, respectively. The remaining inventories were valued using the last-in, first-out ("LIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $4.2 million as of both December 31, 2019 and 2018, respectively. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

All inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory and on historical write-off experience, and is subject to change if the actual experience deteriorates. The inventories' obsolescence reserves are reported as a reduction of the "Inventories — net" balance in the Consolidated Balance Sheets.

Property, Plant and Equipment Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and are then depreciated. The Company capitalizes certain internal and external costs incurred to acquire or develop software for internal use. Costs incurred during the preliminary project stage and the post-implementation stage are expensed as incurred. All direct costs incurred to develop internal-use software during the development stage are capitalized. The cost and accumulated depreciation for property, plant and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings.

Property, plant and equipment are depreciated over the estimated useful lives or lease periods of the assets using the straight-line depreciation method for financial reporting and on accelerated methods for income tax purposes. Depreciation for internally developed software commences when the software is available for its intended use. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property or equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of accelerated depreciation expense in future periods.

Property, plant and equipment are primarily depreciated over the following estimated useful lives:

Years
Building and improvements	2 — 40
Machinery, equipment and tooling	2 — 20
Furniture and fixtures	3 — 15
Computer hardware and software for internal use	2 — 10

Leases Effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update ("ASU") ASU 2016-02, "Leases (Topic 842)" including subsequent amendments issued thereafter (collectively, "ASC Topic 842"), which requires lessees to recognize a right-of-use asset and corresponding lease liability on the balance sheet for operating leases while the accounting for finance leases remains substantially unchanged. Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company determines if an arrangement is a lease at inception. For a contract to be determined to be a lease or contain a lease, it must include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right-of-use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents. The right-of-use asset represents the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determines the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment, as appropriate, for instruments with similar characteristics. The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considers a number of factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as length of time before an option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to the Company's operations, costs to negotiate a new lease and any contractual or economic penalties. See additional disclosure of leases in Note 18, "Leases."

See section below titled "Recently Adopted Accounting Pronouncements" for a discussion of the impact of the adoption of ASC Topic 842 on the Company's consolidated financial statements and related notes to the financial statements.

Business Combinations The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill and Other Intangible Assets Goodwill and indefinite lived intangibles are not amortized, but are tested for impairment annually, or more frequently, as events dictate. See additional discussion of impairment testing under "Impairment of Long-Lived Assets," below. The Company's trademarks and tradenames are classified as indefinite lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets. The Company's other intangible assets with finite lives are subject to amortization and are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

The Company capitalizes certain internal and external costs to develop technology classified as software to be sold or otherwise marketed to customers. Capitalization of these costs begins when a product's technological feasibility has been established and ends when a product is available for general release to customers. Amortization commences when the software is ready for general release to customers with useful lives estimated on a product-by-product basis.

Other intangible assets with finite lives are amortized on a straight-line basis over the following estimated useful lives:

Years
Customer relationships	10 — 20
Engineering drawings	15
Design libraries	7 — 20
Software to be sold	3 — 4
Patents	10 — 20

The Company's annual impairment tests of goodwill and intangible assets with indefinite lives are performed as of June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The goodwill impairment test is performed for the Company's reporting units which are: Americas, EMEA and APAC. When testing for impairment, the Company has the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, the Company evaluates the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit or asset. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. In those instances where the Company concludes that it is not more-likely-than-not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When the Company chooses not to perform a qualitative assessment, or if, based on the qualitative assessment, the Company concludes it is more-likely-than-not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level. The quantitative impairment test identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to the excess; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 7, "Goodwill and Other Intangible Assets — Net," for further details on the Company's impairment assessments.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. When reviewing its long-lived assets, other than goodwill and other intangible assets with indefinite lives, the Company groups its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows to determine impairment. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. The Company had no assets held for sale as of December 31, 2019 or 2018.

Product Warranties Estimated warranty costs are recorded in cost of sales at the time of sale of the products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. See Note 14, "Product Warranties," for further details.

Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company's best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the individual cases. Second, the Company determines the amount of additional reserve required to cover product liability claims anticipated to have occurred but have not yet been reported and to account for possible adverse development of the established case reserves. This analysis is performed by the Company two times per year.

Foreign Currency Translation and Transactions For most of the Company's foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of assets and liabilities located outside the U.S. and are recorded as a component of "Accumulated other comprehensive loss" ("AOCI") in the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates in effect during the period and are recorded as a component of "Other expense — net" in the Consolidated Statements of Operations.

Derivative Financial Instruments and Hedging Activities The Company enters into derivative instruments to hedge interest rate risk, commodity exposure associated with aluminum, copper and steel prices and foreign currency exchange risk.

The Company has adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company records the fair values of all derivatives in the Consolidated Balance Sheets. The Company does not offset the fair values of derivative contract assets and liabilities. The change in a derivative’s fair value is recorded each period in current earnings or comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The amount of the derivative instrument fair market value adjustments for cash flow hedges and net investment hedges are reported in the Consolidated Statements of Comprehensive Income, net of taxes. The Company recognizes fair market value adjustments for fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk in current earnings within the same line item associated with the hedged item.

Stock-Based Compensation The Company's 2016 Omnibus Incentive Plan (the "2016 Plan") permits the granting of stock options, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. Stock-based compensation is measured at the fair value of the stock-based award as of the date of grant and is expensed over the vesting period of the award. The expense, net of forfeitures, is recognized using the straight-line method. Stock-based compensation is recognized only for those stock-based awards expected to vest. Refer to Note 19, "Stock Based Compensation," for additional discussion regarding details of the Company's stock-based compensation plan.

Defined Benefit Plans The Company provides a range of benefits to its employees and retired employees, including, for certain employees, pensions and postretirement health care coverage. The Company records Defined Benefit Plan assets and obligations using amounts calculated annually as of the Company's measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches used to determine the annual assumptions are as follows:

•
Discount Rate - The discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration demographics of the participants in the Company's pension plans and benefit payment terms.

•
Expected Return on Plan Assets - The expected return on plan assets assumptions are based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Retirement and Mortality Rates - The retirement and mortality rate assumptions are based primarily on actual plan experience and actuarial mortality tables.

•	Health Care Cost Trend Rates - The health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. In accordance with U.S. GAAP, the effects of the modifications are recorded in current periods or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company's financial position, results of operations or cash flows. See Note 15, "Employee Benefit Plans," for further details.

Deferred Compensation Plan The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Plan permits the Company, at its option, to make matching contributions to the participants' accounts. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. Plan participants are able to direct deferrals and Company matching contributions into two separate investment programs, Program A and Program B. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock, if any, are automatically reinvested, and all distributions must be made in Company stock. Program A is accounted for as a plan that does not permit diversification. The Company's stock held by Program A is carried at cost, and is included in "Treasury stock" in the Consolidated Balance Sheets. The deferred compensation obligation for Program A is included in "Other long-term liabilities" in the Consolidated Balance Sheets. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs. Program B is accounted for as a plan that permits diversification. Changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets are included in "Other non-current assets", and the related obligations are included in "Other long-term liabilities" in the Consolidated Balance Sheets.

Revenue Recognition Prior to the adoption of the provisions of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and with additional updates subsequently issued (collectively, "ASU 2014-09"), the Company generally recognized and earned revenue when all the following criteria were satisfied with regard to a specific transaction: persuasive evidence of a sales arrangement exists; the price is fixed or determinable; collectability of cash is reasonably assured; and delivery has occurred or services have been rendered. Shipping and handling fees were reflected in "Net sales" and shipping and handling costs were reflected in "Cost of sales" in the Consolidated Statements of Operations.

On January 1, 2018, the Company adopted the provisions of ASU 2014-09, using the modified retrospective method and recognized the cumulative effect of the initial application of the new revenue standard as an adjustment to the opening balance of retained earnings. ASU 2014-09 creates a single, comprehensive revenue recognition model for all contracts with customers and is based on changes in contract assets (rights to receive consideration) and liabilities (obligations to provide a good or service). Subsequent to the adoption of ASU 2014-09, revenue is recognized based on the satisfaction of performance obligations, which occurs when service is provided or control of a good transfers to a customer. A majority of the Company's net sales continue to be recognized at the point in time when products are shipped from its manufacturing facilities. The Company records deferred revenue when payment for products is received or due prior to the shipment of products to a customer. Shipping and handling revenues continue to be included as a component of "Net sales" and shipping and handling costs continue to be included in "Cost of sales" in the Consolidated Statements of Operations. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenues.

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and the Company's average collection cycle is generally less than 60 days and the Company has determined these payment terms do not contain a significant financing component. Costs to obtain a customer contract are expensed as incurred as the Company's contract periods are generally one year or less. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the years ended December 31, 2019 and 2018, respectively.

Substantially all of the Company's revenues consist of revenues from contracts with customers. These revenues are disaggregated by major source and geographic location and included in Note 22, "Business Segments." The Company believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows that are affected by economic factors.

To a lesser extent, the Company also recognizes other sources of revenue from both specific foodservice-based projects and subscriptions. The foodservice-based project revenues are recognized at either the point-in-time in which control transfers to the customer or may be recognized over time, depending on the nature of the performance obligations in the contract. Subscription revenues, which consist of subscription fees from customers accessing the Company's cloud-based application, are recognized ratably over the customer's subscription term.

The Company sells separately-priced extended warranties that extend coverage beyond the standard product warranty by 12 to 60 months. Payments are made at the inception of the contract and revenue is recognized over the term of the warranty agreement on a straight-line basis, which the Company believes approximates the timing of costs expected to be incurred in satisfying the obligations of the contract.

Research and Development Research and development costs are charged to expense as incurred and are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Research and development expenses totaled $41.3 million, $37.3 million and $39.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Research and development costs include employee-related costs, materials, outsourced services and other administrative costs.

Restructuring Charges Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Income Taxes The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The determination of the Company's income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and the valuation allowance recorded against deferred tax assets.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the assets and liabilities are recovered or settled, respectively. The recognition and measurement of deferred tax asset and liability balances and the corresponding deferred tax expense are determined for each tax-paying component in each relevant jurisdiction. The Company will record a valuation allowance that represents a reduction of deferred tax assets if, based on the weight of available evidence, both positive and negative, it is more-likely-than-not that the deferred tax assets will not be realized.

The Company also recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related appeals or litigation processes, if any. As of each balance sheet date, unrecognized tax benefits are reassessed and adjusted if the Company's judgment changes as a result of new information.

The Company adopted the period cost method for the computation of global intangible low-taxed income (“GILTI”), that was introduced in the U.S. Tax Cuts and Jobs Act (the “Tax Act”).

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising Costs Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses." These costs were $17.4 million, $15.2 million and $14.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

•
Reclassification of separation expense totaling $0.1 million and $1.6 million from "Separation expense" to "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively.

•
Reclassification of capitalized software to be sold with a net book value of $2.7 million from "Property, plant and equipment — net" to "Other intangible assets — net" in the Consolidated Balance Sheets as of December 31, 2018.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the provisions of ASC Topic 842, which requires lessees to recognize a right-of-use asset and corresponding lease liability on the balance sheet for operating leases while the accounting for finance leases remains substantially unchanged. The Company used the modified retrospective method and recognized the cumulative effect of the initial application of ASC Topic 842 as an adjustment to opening retained earnings as of January 1, 2019. The adjustment is principally driven by the recognition of remaining deferred gain associated with a previous sale-leaseback transaction. Prior to the adoption of ASC Topic 842, gains on sale leaseback transactions were generally deferred and recognized in the income statement over the lease term. Prior period results have not been adjusted and continue to be reported under the accounting standards in effect for such period. Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $38.0 million and $36.6 million, respectively, with the difference reflective of a reclassification of existing prepaid expense balances to the right-of-use asset.

In connection with the adoption of this guidance, the Company elected the package of practical expedients available within the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company has also made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including leases with renewal options that are reasonably certain to be exercised, and do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term. In addition, the Company did not elect the hindsight practical expedient and has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets. Certain of the Company’s leases included variable lease costs consisting primarily of reimbursement to the lessor for taxes and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as maintenance services and usage charges. See additional disclosure of leases in Note 18, "Leases."

In October 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2018-16"). The amendments in this update permit use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury Rate, the London Interbank Offered Rate ("LIBOR") swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments in this update were required to be adopted concurrently with the amendments in ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." This standard was effective for the Company on January 1, 2019 and had no impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," ("ASU 2018-02") to provide guidance on the presentation of certain income statement effects from the Tax Act’s reduction in the corporate statutory tax rate. ASU 2018-02 provides the option of reclassifying what are called the "stranded" tax effects within AOCI to retained earnings and requires increased disclosures describing the accounting policy used to release the income tax effects from AOCI, whether the amounts reclassified are the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. ASU 2018-02 may be adopted using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. The Company adopted this standard effective January 1, 2019 and elected not to reclassify the "stranded" income tax effects from AOCI to "Retained earnings." Future income tax effects that are stranded in AOCI will be released using an investment-by-investment approach.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," ("ASU 2017-12") which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of current hedge accounting guidance in current GAAP. This standard was effective for the Company on January 1, 2019. The Company elected the modified retrospective basis for its adoption of this guidance which did not have a material impact on the Company's consolidated financial statements, however, the guidance does require expanded disclosures which are included in Note 11, "Derivative Financial Instruments."

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," ("ASU 2018-15") which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company will adopt ASU 2018-15 prospectively as of January 1, 2020. The impact of the adoption of this standard Company's consolidated financial statements will be dependent on the related implementation costs incurred subsequent to January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," including subsequent amendments issued thereafter which clarify the standard (collectively, "Topic 326"). This standard significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. In accordance with Topic 326, the Company will be required to use a current expected credit loss model ("CECL") that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for the Company on January 1, 2020. The Company has finalized its assessment associated with the adoption as well as policies, processes and internal controls to align with the new standard. Upon adoption, the Company will record an expected credit loss allowance with an offsetting adjustment to the opening balance of retained earnings as of January 1, 2020, which the Company has determined will not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which amends, and is intended to simplify, existing guidance related to the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This guidance is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact this new standard will have on the Company's consolidated financial statements.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Acquisition

On April 19, 2018, the Company, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Avaj") (the "Crem Acquisition") for aggregate consideration of approximately 1,800 million Swedish Krona ("SEK") or $220.3 million based on the exchange rate in effect on the closing date. The consideration consisted of $159.8 million in cash, including $2.4 million of interest paid to the seller, and an aggregate $60.5 million for the repayment of certain indebtedness owed under third-party borrowings and stockholder loans. The Crem Acquisition was funded through cash on hand and additional borrowings under existing credit lines.

Crem International Holding AB ("Crem"), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of commercial coffee machines for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. The Crem Acquisition provides the Company with an established presence in hot beverage equipment, a complementary product category, potential operational synergies and cross-selling benefits and an increased presence in Europe and Asia.

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

During the years ended December 31, 2019 and 2018, the Company incurred $0.6 million and $5.2 million respectively of professional fees and other direct acquisition and integration costs related to the Crem Acquisition. These costs are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, resulting in a loss of $10.0 million in the first half of 2018 which is included in "Other expense — net" in the Consolidated Statements of Operations for the year ended December 31, 2018.

The operations of Crem contributed approximately $62.0 million to net sales while incurring a loss from operations of approximately $2.8 million for the year ended December 31, 2018. The loss from operations is inclusive of costs associated with an incident at a subsidiary of Crem which resulted in the diversion of €4.0 million to parties outside of the Company, of which €1.0 million was subsequently recovered. As a result of this incident, the Company recorded a loss of $3.7 million for the diverted funds, net of recovery, and the associated costs for external legal counsel, accounting and administration efforts in "Selling, general and administrative expenses" during the fourth quarter of 2018, of which $3.4 million was incurred directly by Crem. The Company is continuing to pursue recovery opportunities, however, there can be no assurance that any additional recoveries will be made. Supplemental pro-forma information has not been presented because the effect of this acquisition was not material to the Company's Consolidated Statements of Operations.

The following table summarizes the consideration paid for Crem and the amounts of the identified assets acquired and liabilities assumed as of the April 19, 2018 acquisition date:

(in millions)
Total purchase price	$220.3
Less: cash acquired	4.7
Total purchase price, net of cash acquired	$215.6

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value:
Cash	$4.7
Accounts receivable	17.2
Inventories	16.9
Prepaids and other current assets	1.9
Property, plant and equipment	4.9
Other intangible assets	131.2
Other non-current assets	2.1
Trade accounts payable	(11.4)
Accrued expenses and other liabilities	(6.0)
Deferred income taxes	(32.8)
Pension and postretirement health obligations	(0.4)
Other long-term liabilities	(5.0)
Fair value of assets acquired and liabilities assumed	123.3
Allocation to goodwill	$97.0

The fair value for the Company's identifiable intangible assets other than goodwill acquired as part of the Crem Acquisition are as follows:

(in millions)	Estimated Fair Values	Useful Life (in years)	Weighted Average Amortization Period (in years)
Customer relationships	$64.2	10	10.0
Design libraries	20.6	7 — 20	10.4
Total definite-lived intangible assets	84.8		10.1
Trade name	46.4	Indefinite
Total intangible assets	$131.2

The goodwill was allocated to the Company's geographic business segments as follows: EMEA $84.2 million and APAC $12.8 million. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of Crem and is not expected to be deductible for tax purposes.

4. Accounts Receivable Securitization

Prior to its termination on March 13, 2019, the Company participated in a $110.0 million accounts receivable securitization program whereby the Company sold certain of its domestic trade accounts receivable and certain of its non-U.S. trade accounts receivable to a wholly-owned, bankruptcy-remote, foreign special purpose entity, which would in turn, sell, convey, transfer and assign to a third-party financial institution (the "Purchaser"), all the rights, title and interest in and to its pool of receivables. Under this program, the Company generally received cash consideration up to a certain limit and recorded a non-cash exchange for sold receivables for the remainder of the purchase price ("deferred purchase price"). The sale of these receivables qualified for sale accounting treatment. The Company maintained a "beneficial interest," or right to collect cash, in the sold receivables. During the period of this program, cash receipts from the Purchaser at the time of the sale were classified as operating activities while cash receipts from the beneficial interest on sold receivables were classified as investing activities on the Consolidated Statements of Cash Flows.

The Company along with certain of its subsidiaries, acted as servicers of the sold receivables. The servicers would administer, collect and otherwise enforce these receivables and were compensated for doing so on terms that were generally consistent with what would be charged by an unrelated servicer. The servicers initially received payments made by obligors on the receivables but were required to remit those payments in accordance with the receivables purchase agreement. Upon termination of the program, the Purchaser had no recourse for uncollectible receivables.

Due to the Company's average collection cycle of less than 60 days for such accounts receivable as well as the Company's collection history, the fair value of its beneficial interest in the sold receivables approximated book value and, as of December 31, 2018, totaled $56.9 million and was included in "Accounts receivable, less allowance " in the Consolidated Balance Sheets. The Company deemed the interest rate risk related to this beneficial interest to be de minimis, primarily due to the short average collection cycle of the related receivables. The carrying value of trade receivables removed from the Company's Consolidated Balance Sheets in connection with the accounts receivable securitization program was $96.9 million as of December 31, 2018.

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash receipts on the reacquired receivables were $149.7 million for the year ended December 31, 2019 and have been classified as investing activity in the Company's Consolidated Statements of Cash Flows. As of June 30, 2019, the reacquired trade receivables had either been collected or reserved.

5. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	As of December 31,
	2019	2018
Inventories — net:
Raw materials	$81.4	$83.9
Work-in-process	14.2	14.8
Finished goods	95.0	96.1
Total inventories at FIFO cost	190.6	194.8
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Total inventories — net	$186.4	$190.6

6. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	As of December 31,
	2019	2018
Property, plant and equipment — net:
Land	$9.7	$9.8
Building and improvements	93.2	88.5
Machinery, equipment and tooling	223.3	223.6
Furniture and fixtures	7.6	6.5
Computer hardware and software for internal use	66.1	58.3
Construction in progress	22.0	20.8
Total cost	421.9	407.5
Less accumulated depreciation	(294.4)	(291.2)
Total property, plant and equipment — net	$127.5	$116.3

7. Goodwill and Other Intangible Assets — Net

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2019, 2018 and 2017 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2017	$1,144.8	$208.4	$8.6	$1,361.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2017	$832.6	$4.9	$8.6	$846.1

Impact of acquisition	$—	$84.2	$12.8	$97.0
Foreign currency impact	—	(6.0)	(1.5)	(7.5)
Gross balance as of December 31, 2018	1,144.8	286.6	19.9	1,451.3
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2018	$832.6	$83.1	$19.9	$935.6

Foreign currency impact	$—	$(2.5)	$—	$(2.5)
Gross balance as of December 31, 2019	1,144.8	284.1	19.9	1,448.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2019	$832.6	$80.6	$19.9	$933.1

As of June 30, 2019 and 2018, the Company performed the annual impairment test for its reporting units, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated.

The gross carrying amounts and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	As of December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Customer relationships	$472.8	$(243.6)	$229.2	$474.8	$(217.4)	$257.4
Trademarks and trade names	217.6	—	217.6	218.7	—	218.7
Other intangibles	166.9	(109.8)	57.1	165.7	(96.5)	69.2
Patents	5.8	(2.0)	3.8	5.8	(1.7)	4.1
Total	$863.1	$(355.4)	$507.7	$865.0	$(315.6)	$549.4

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $39.8 million, $37.0 million and $31.2 million, respectively. For the year ended December 31, 2019, $1.1 million of amortization expense related to software to be sold is classified in "Cost of sales" in the Consolidated Statements of Operations. As of December 31, 2019, the weighted average remaining useful lives of the definite-lived intangible assets for customer relationships, patents, and other intangibles was 9 years, 16 years and 6 years, respectively, and the weighted average remaining useful life of all definite-lived intangible assets was approximately 8 years.

As of December 31, 2019, the estimated future amortization for the Company's definite lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year ending December 31:
2020	$39.6
2021	$39.3
2022	$36.7
2023	$31.9
2024	$30.1

8. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	As of December 31,
	2019	2018
Accrued expenses and other liabilities:
Accrued rebates and commissions	$56.2	$54.9
Miscellaneous accrued expenses	37.8	38.0
Employee related expenses	34.7	47.9
Interest payable	15.8	2.2
Operating lease liabilities	10.0	—
Restructuring liabilities	6.3	3.0
Business Transformation Program related expenses	5.8	—
Derivative liabilities	5.0	18.4
Income and other taxes payable	11.2	10.2
Deferred revenues	3.1	2.7
Customer deposits	3.1	3.1
Pension and postretirement health liabilities	2.1	2.0
Product liabilities	1.3	1.3
Total accrued expenses and other liabilities	$192.4	$183.7

9. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, which is a comprehensive tax legislation resulting in broad and complex changes to the U.S. tax code. The significant changes resulting from the Tax Act for the year ended December 31, 2017 included, but were not limited to, the requirement of a one-time Deemed Repatriation Transition Tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. Effective for the year ended December 31, 2018 and going forward, the Tax Act also reduced the U.S. federal corporate statutory tax rate to 21.0%, introduced new provisions designed to tax GILTI, limited the interest deduction and provided a tax rate incentive for foreign derived intangible income.

"Earnings before income taxes" in the Consolidated Statements of Operations consists of the following:

(in millions)	Years Ended December 31,
	2019	2018	2017
Domestic	$(35.8)	$(8.0)	$32.5
Foreign	111.5	97.0	88.9
Total earnings before income taxes	$75.7	$89.0	$121.4

"Income taxes" in the Consolidated Statements of Operations consists of the following:

(in millions)	Years Ended December 31,
	2019	2018	2017
Current:
Federal and state	$9.0	$(4.3)	$28.2
Foreign	30.4	29.1	24.6
Total current tax expense	39.4	24.8	52.8
Deferred:
Federal and state	(15.0)	(14.0)	(56.6)
Foreign	(4.6)	—	(7.7)
Total deferred tax benefit	(19.6)	(14.0)	(64.3)
Total:
Federal and state	(6.0)	(18.3)	(28.4)
Foreign	25.8	29.1	16.9
Income taxes	$19.8	$10.8	$(11.5)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Federal income tax at statutory rate	21.0%	21.0%	35.0%
State income (benefit) provision	(0.2)	0.5	(2.6)
Manufacturing and research incentives	(1.2)	(3.1)	(1.7)
Taxes on foreign income	8.4	7.6	(3.5)
Repatriation of foreign income - Tax Act	—	(11.2)	11.1
Change in federal income tax statutory rate - Tax Act	—	—	(37.5)
Global intangible low taxed income - Tax Act	2.0	1.5	—
Foreign derived intangible income	(1.0)	(1.3)	—
Adjustments for valuation allowances	(2.1)	(0.2)	(11.2)
Unrecognized tax benefits	(1.9)	0.2	—
Discrete adjustments	—	(2.6)	—
Other items	1.2	(0.3)	0.9
Effective tax rate	26.2%	12.1%	(9.5)%

For the year ended December 31, 2019, the Company's effective tax rate was 26.2%, compared to an effective tax rate of 12.1% for the year ended December 31, 2018. The increase in the effective tax rate for the year ended December 31, 2019 compared to the same period of the prior year is primarily the result of a 11.2% income tax benefit recorded for the year ended December 31, 2018 to incorporate the impact of the Tax Act within the measurement period and a 1.9% decrease in the tax benefit received from manufacturing and research incentives. These increases are partially offset by 2.1% of tax benefits for favorable audit settlements and the expiration of the statute of limitations of unrecognized tax benefits and a 1.9% increase in tax benefits resulting from valuation allowance adjustments for the year ended December 31, 2019 as compared to the same period of the prior year. Taxes on foreign income unfavorably impacted the effective tax rate for both the years ended December 31, 2019 and 2018 primarily as a result of earnings in high tax jurisdictions, including Germany, China, and Canada whose statutory rates range from 25% to 30%.

For the year ended December 31, 2018, the Company's effective tax rate was 12.1%, compared to an effective tax rate of (9.5)% for the same period of the prior year. The increase in the effective tax rate was primarily driven by a decreased net income tax benefit of 15.4% from the impact of the Tax Act recorded for the year ended December 31, 2017 and a reduced benefit of 11.0% for valuation allowance adjustments partially offset by a 2.6% discrete tax benefit recorded for the year ended December 31, 2018. In addition, the statutory rate was 21.0% and 35.0% for the years ended December 31, 2018 and 2017 respectively, which resulted in a tax impact of 7.6% for taxes on foreign income for the year ended December 31, 2018, including non-deductible Crem acquisition costs, compared to an income tax benefit of 3.5% for the year ended December 31, 2017.

As a result of the Tax Act, U.S. federal and state income taxes have been recorded on undistributed foreign earnings accumulated through December 31, 2019. As of December 31, 2019, the Company considers the foreign earnings to be indefinitely reinvested outside the U.S. and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings are not indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Deferred income tax assets and liabilities are provided for the impact of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities are as follows:

(in millions)	As of December 31,
	2019	2018
Non-current deferred tax assets (liabilities):
Inventories	$3.5	$2.8
Accounts receivable	0.5	1.0
Property, plant and equipment	(6.7)	(3.7)
Intangible assets	(130.9)	(139.3)
Deferred employee benefits	15.2	20.1
Product warranty reserves	8.4	7.6
Product liability reserves	1.7	2.6
Operating lease right-of-use assets	(9.9)	—
Operating lease liabilities	9.7	—
Interest carryforwards	20.6	8.4
Loss carryforwards	36.2	40.6
Other	12.8	10.9
Non-current deferred tax liabilities	(38.9)	(49.0)
Less valuation allowance	(28.3)	(40.7)
Net non-current deferred tax liabilities	$(67.2)	$(89.7)

Current and long-term tax assets and liabilities included in the Company's Consolidated Balance Sheets consist of the following:

(in millions)	As of December 31,		Consolidated Balance Sheets Line Item Location
	2019	2018
Income tax receivable	$11.3	$15.6	Prepaids and other current assets
Deferred tax assets	$14.7	$14.6	Other non-current assets
Income taxes payable	$(11.2)	$(10.2)	Accrued expenses and other liabilities
Income taxes payable	$(0.6)	$(0.9)	Other long-term liabilities
Deferred tax liabilities	$(81.9)	$(104.3)	Deferred income taxes

As of December 31, 2019, the Company has approximately $187.3 million of pre-tax foreign net operating loss carryforwards, which are available to reduce future foreign taxable income. Substantially all of these foreign net operating loss carryforwards have no time restrictions on their use. Pre-tax net operating loss carryforwards of $127.7 million resulted in deferred tax assets that were fully offset by a valuation allowance after considering the weight of all available evidence and determination that it was more-likely-than-not that such deferred tax assets will not be realized.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view regarding future realization of deferred tax assets. The Company will continue to periodically evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act. The Company may adjust its deferred tax asset valuation allowances accordingly based on possible sources of taxable income that may available to realize a tax benefit for deferred tax assets.

As of December 31, 2019, the Company has determined that a valuation allowance is not required for the deferred tax asset for U.S. interest expense as the future reversals of existing taxable temporary differences are sufficient to realize the deferred tax asset. The Company will continue to record a deferred tax asset related to the U.S. interest expense limitation until future reversals of existing taxable temporary differences or projected future taxable income are not sufficient to utilize the U.S. deferred tax asset. The Company expects these two sources of income will not be sufficient to realize the interest deferred tax asset beginning in 2020 and the Company expects to record a valuation allowance to reduce the deferred tax asset to an amount that does not exceed such sources of income at that time. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision and could have a material effect on the Company’s results of operations, balance sheets and cash flows.

For the year ended December 31, 2019, the Company determined that, based on a change in facts and the weight of all available evidence, it is more-likely-than-not that a deferred tax asset of $1.9 million in EMEA entities is realizable, and has reduced the valuation allowance accordingly. The Company determined that deferred income tax assets of certain entities in the United Kingdom ("U.K."), Singapore, Thailand and India will not be realized and has not released these valuation allowance as of December 31, 2019.

Approximately $63.3 million of pre-tax U.S. capital loss carryforwards expired on December 31, 2019. The reversal of deferred taxes related to the expiration of these capital losses was fully offset by the release of the associated valuation allowance and the liability related to unrecognized tax benefits recorded against the capital loss carryforwards.

A reconciliation of the Company's gross change in unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$11.5	$12.3	$12.5
Additions for tax positions of prior years	—	3.3	0.2
Reductions for tax positions of prior years	—	(4.1)	(0.4)
Reductions based on settlements with taxing authorities	(1.3)	—	—
Reductions for lapse of statute of limitations	(7.3)	—	—
Balance at end of year	$2.9	$11.5	$12.3

The decrease in the unrecognized tax benefits from December 31, 2018 to December 31, 2019 is primarily due to the expiration of statute of limitations and audit settlements during 2019. Accrued interest and penalties were $1.3 million and $1.5 million, as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company's net liability related to unrecognized tax benefits, including accrued interest and penalties, is $4.2 million and $4.9 million, respectively, and is included in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company recognized (benefit) expense for interest and penalties of $(0.2) million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, included in current income tax expense in the Consolidated Statements of Operations.

The Company’s unrecognized tax benefits as of December 31, 2019, 2018 and 2017, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.1 million to $0.3 million due to the expiration of the relevant statutes of limitations and federal, state and foreign tax audit resolutions.

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2019, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on the Company's consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

The Company's separate federal and state tax returns for tax years 2016 through 2018 and 2014 through 2018, respectively, remain subject to examination by U.S. federal and various state taxing authorities. The tax years 2014 - 2018 remain subject to examination in Canada and Germany and tax years 2009 - 2018 remain subject to examination in China.

10. Debt

The carrying value of the Company's outstanding debt consists of the following:

	As of December 31, 2019		As of December 31, 2018
(in millions, except percentage data)	Carrying value	Weighted Average Interest Rate	Carrying value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving loan facility	$—	4.35%	$15.0	4.06%
Revolving Credit Facility	141.8	5.00%	78.0	4.70%
Term Loan B Facility	855.0	5.11%	855.0	5.22%
9.50% Senior Notes due 2024	425.0	9.72%	425.0	9.72%
Finance leases	2.5	4.83%	2.8	4.50%
Total debt and finance leases, including current portion	1,424.3		1,375.8
Less current portion:
Revolving loan facility	—		(15.0)
Current portion of finance leases	(1.2)		(1.1)
Unamortized debt issuance costs (1)	(20.5)		(24.2)
Hedge accounting fair value adjustment (2)	0.5		(13.7)
Total long-term debt and finance leases	$1,403.1		$1,321.8

(1) Total debt issuance costs, net of amortization as of December 31, 2019 and 2018 were $23.0 million and $27.3 million, respectively, of which $2.5 million and $3.1 million are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
(2) As of December 31, 2019, the balance represents the deferred gains from the terminations of interest rate swaps designated as fair value hedges. Refer to Note 11, "Derivative Financial Instruments," for further discussion. As of December 31, 2018, the balance is primarily related to the fair value of the hedge on the Company's 9.50% Senior Notes due 2024.

2016 Credit Agreement

In March 2016, the Company entered into a credit agreement, as amended, restated, supplemented or otherwise modified from time to time (the "2016 Credit Agreement") for a $1,300.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million (the "Term Loan B Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "Revolving Credit Facility"). The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the proforma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B Facility and Revolving Credit Facility is October 2025 and October 2023, respectively. Each of the terms above were applicable with the latest amendment completed in October 2018.

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

The 2016 Credit Agreement and indenture governing the Senior Secured Credit Facility contains limitations on the Company's ability to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments, (ii) incurrence of additional indebtedness or issuing preferred stock, (iii) the creation or existence of certain liens, (iv) incurrence of restrictions on the ability of certain of the Company's subsidiaries to pay dividends or other payments, (v) transactions with affiliates and (vi) sales of assets.

The Company’s obligations under the 2016 Credit Agreement are jointly and severally guaranteed by certain of its existing and future direct and indirectly wholly owned U.S. subsidiaries (but excluding (i) unrestricted subsidiaries, (ii) immaterial subsidiaries, (iii) special purpose securitization vehicles and (iv) controlled foreign corporations (“CFCs”) or any subsidiary substantially all the assets of which consist of equity interests of one or more CFCs or other CFC holding companies).

At inception, borrowings under the Senior Secured Credit Facility bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 4.75% (reduced in connection with amendments to 3.00% in March 2017, to 2.75% in September 2017 and to 2.50% in October 2018) for the Term Loan B Facility subject to a 1.00% LIBOR floor and 1.50% - 2.75% for the Revolving Credit Facility, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which was 1.00% lower than for LIBOR loans.

The 2016 Credit Agreement was amended twice during the year ended December 31, 2017, for which the Company incurred total related costs of $2.0 million, which were recorded in "Long-term debt and finance leases" in the Consolidated Balance Sheets to be amortized over the remaining term of the Term Loan B Facility. During the year ended December 31, 2017, the Company also made a $10.0 million voluntary principal prepayment on the Term Loan B Facility. In connection with these amendments and voluntary prepayments, the Company recorded losses on extinguishment of debt of $1.7 million, related to the write-off of the unamortized debt issuance costs, which is included in "Loss on modification or extinguishment of debt" in the Consolidated Statements of Operations for the year ended December 31, 2017.

The 2016 Credit Agreement was again amended during the year ended December 31, 2018, for which the Company incurred costs of $12.8 million. Of this amount, $4.6 million associated with the Term Loan B facility were capitalized and recorded in "Long-term debt and finance leases" and $1.9 million associated with the Revolving Credit Facility in "Other non-current assets" in the Consolidated Balance Sheets each to be amortized over their respective amended terms applicable in the October 2018 amendment to the 2016 Credit Agreement. The remaining $6.3 million of costs incurred were expensed as these costs related to third-party costs in association with modification of the 2016 Credit Agreement and have been included in "Loss on modification or extinguishment of debt" in the Consolidated Statements of Operations for the year ended December 31, 2018. In connection with this amendment, the Company also recorded a $1.7 million loss on extinguishment of debt related to the write-off of the unamortized debt issuance costs, which is included in "Loss on modification or extinguishment of debt" in the Consolidated Statements of Operations for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company also made $45.0 million of voluntary principal prepayments on the Term Loan B Facility and incurred losses for the write-off of the related unamortized debt issuance costs of $1.0 million, which is included in "Loss on modification or extinguishment of debt" in the Consolidated Statements of Operations for the year ended December 31, 2018.

During the fourth quarter of 2018 and through the first half of 2019, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and a range from 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin which was 1.00% less than the LIBOR-based applicable margin. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings were 2.25% and 1.25%, respectively.

As of December 31, 2019, the Company had $4.1 million in outstanding stand-by letters of credit and $254.1 million available for additional borrowings under the Revolving Credit Facility. As of December 31, 2019, the Company also had $0.8 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions and which do not reduce the amount available for additional borrowings under the Revolving Credit Facility.

The financial covenants under the 2016 Credit Agreement require (a) maximum consolidated total leverage ratio of 5.75:1.00, with decreases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2019, and decreases of 0.50 every fourth fiscal quarter beginning with the fiscal quarter ending December 31, 2021 until the ratio reaches 4.25:1.00 in the fiscal quarter ending December 31, 2022, and (b) a minimum consolidated interest coverage ratio of 2.50:1.00, with increases of 0.25 every fourth fiscal quarter beginning with the fiscal quarter ended December 31, 2019 until the ratio reaches 3.00:1.00 in the fiscal quarter ending December 31, 2020; provided, however, that during a covenant holiday acquisition transition period, the consolidated total leverage ratio may exceed the applicable maximum by up to and including 0.50 (but in no event shall exceed 5.50:1.00).

As of December 31, 2019, the Company was in compliance with all affirmative and negative covenants of the 2016 Credit Agreement.

Senior Notes

In February 2016, the Company issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the "Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.

The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the U.S. in reliance on Regulation S) under the Securities Act of 1933 ("Securities Act"). In September 2016, the Company completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered under the Securities Act.

The Senior Notes are redeemable, at the Company's option, in whole or in part from time to time, at a redemption price (expressed as percentages of the principal amount thereof) equal to 100.0% of the principal amount thereof plus a "make-whole" premium and accrued but unpaid interest to the date of redemption during the remaining 12-month periods commencing on February 15 of the years set forth below:

Percentage
2019	107.125%
2020	104.750%
2021	102.375%
2022 and thereafter	100.000%

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

As of December 31, 2019, the Company was in compliance with all affirmative and negative covenants pertaining to the Senior Notes.

Revolving Loan Facility

In April 2018, the Company, through a wholly-owned subsidiary, entered into a short-term secured $30.0 million revolving loan facility for working capital requirements at an interest rate based on LIBOR plus an applicable margin of 1.90%. The Company repaid the outstanding balance of the facility during the first quarter of 2019 prior to the maturity of the facility on April 18, 2019.

Future Debt Maturities

Future debt maturities, excluding finance leases, as of December 31, 2019 and for succeeding years are as follows:

(in millions)
Year ending December 31:
2020	$—
2021	3.3
2022	3.3
2023	145.1
2024	428.3
Thereafter	841.8
Total	$1,421.8

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

The primary risks the Company manages using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk. The Company enters into interest rate swap agreements to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. Cross-currency interest rate swaps are entered into to protect the value of the Company’s investments in its foreign subsidiaries. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. Commodity swaps and foreign currency exchange contracts are designated as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps are designated as cash flow hedges of floating-rate borrowings, and the remainder of the instruments are designated as fair value hedges of fixed-rate borrowings, and a cross-currency interest rate swap as a hedge of net investments in its foreign subsidiaries.

Discontinuance of Cash Flow Hedge Accounting for Commodity Contracts

Through September 30, 2019, the Company designated all of its commodity derivative contracts as cash flow hedges, for which unrealized changes in fair value were recorded to AOCI the Company's Consolidated Balance Sheets, to the extent the commodity hedges were effective. As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts and as a result, the Company now recognizes all future gains and losses from changes in the fair value of the commodity derivative immediately in earnings. As a result of discontinuing hedge accounting effective October 1, 2019, the associated amounts in AOCI as of September 30, 2019 will remain in AOCI and will be reclassified into earnings when the original hedged transaction affects earnings or it becomes probable that the forecasted transactions will not occur.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.6 million of unrealized losses, net of tax, related to currency rate, commodity price and interest rate risk hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

In March 2017, the Company entered into two interest rate swap agreements, with a total notional amount of $600.0 million, to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These interest rate swap agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. In the first quarter of 2019, the interest rate swap with a notional amount of $175.0 million matured. The remaining interest rate swap agreement with a notional amount of $425.0 million matures in March 2020. Approximately 29.9% of the Company’s total outstanding long-term debt had its interest payments designated as a cash flow hedge under the remaining interest rate swap agreement as of December 31, 2019.

The outstanding commodity and currency forward contracts were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting are as follows:

Commodity	Units Hedged			Unit
	As of December 31,
	2019(1)	2018	2017
Aluminum	—	1,446	1,620	MT
Copper	—	546	667	MT
Steel	—	7,080	7,713	Short tons
(1) As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts.

Currency	Units Hedged
	As of December 31,
	2019	2018	2017
Canadian Dollar	8,014,000	10,990,000	18,080,000
Euro	7,593,000	9,878,000	8,545,000
British Pound	8,046,471	12,041,770	7,807,744
Mexican Peso	111,250,000	175,960,000	126,400,000
Singapore Dollar	2,019,000	1,480,000	1,765,000

The effects of Company's derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Years Ended December 31,			Location	Years Ended December 31,
	2019	2018	2017		2019	2018	2017
Foreign currency exchange contracts	$0.4	$(2.2)	$3.8	Cost of sales	$(0.9)	$(0.7)	$3.3
Commodity contracts	(1.2)	(1.0)	2.4	Cost of sales	(1.3)	2.3	1.1
Interest rate swap contracts	(1.7)	3.4	0.3	Interest expense	2.6	1.9	(2.5)
Total	$(2.5)	$0.2	$6.5		$0.4	$3.5	$1.9

Fair value hedging strategy

For derivative instruments that qualify and are designated as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in the Company's Consolidated Statements of Operations.

In October 2017, the Company entered into an interest rate swap agreement with a total notional amount of $425.0 million to manage interest rate risk exposure by converting the Company’s fixed-rate debt to a floating-rate basis. This agreement involved the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal and had a scheduled maturity of February 2024. In June 2019, this interest rate swap agreement was terminated, and the Company received cash in the amount of $14.0 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued and a hedge accounting adjustment to the Company's Senior Notes of $0.3 million was recorded and is being amortized to "Interest expense" in the Consolidated Statements of Operations through the termination of the Senior Notes.

The following amounts were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for the fair value hedge:

(in millions)	Carrying amount of the hedged liability		Cumulative amount of fair value hedge adjustment included in the carrying amount of the hedged liability (2)
Line item in the Consolidated Balance Sheets in which the hedged item is included	As of December 31,		As of December 31,
	2019(1)	2018	2019	2018
Long-term debt and finance leases	$—	$411.3	$0.5	$(13.7)
(1) The interest rate swap agreement with a total notional amount of $425.0 million was terminated during the year ended December 31, 2019.
(2) The balance as of December 31, 2019 and December 31, 2018 includes $0.5 million and $0.3 million, respectively, of hedging adjustments on discontinued hedge relationships.

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Years Ended December 31,
	2019		2018		2017
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$1,027.0	$92.6	$1,020.9	$89.0	$908.5	$86.9
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$(14.2)	$—	$5.3	$—	$8.7
Derivative designated as hedging instrument	$—	$13.3	$—	$(4.0)	$—	$(9.0)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.9)	$—	$(0.7)	$—	$3.3	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(1.3)	$—	$2.3	$—	$1.1	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$2.6	$—	$1.9	$—	$(2.5)

Hedge of net investment in foreign operations strategy

For derivative instruments that qualify and are designated as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as a component of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

In March 2017, the Company entered into a three-year cross-currency interest rate swap contract ("CCS") for a notional value of €50.0 million to protect the value of its net investment in Euros. The carrying value of the net investment in Euros designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in AOCI.

Effective January 1, 2019, as a result of the adoption of ASU 2017-12, the Company elected to re-designate the CCS as a net investment hedge under the spot method. Changes in the fair value of the CCS included in the assessment of effectiveness due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the remaining life of the hedging instrument. The excluded component is the cross-currency basis spread, which will be recognized as an increase in interest income within "Other expense — net" in the Consolidated Statements of Operations using the straight-line method over the remaining term of the CCS. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. In addition, the accrual of periodic U.S. dollar and Euro-denominated interest receipts under the terms of the CCS are recognized as interest income within "Other expense — net" in the Consolidated Statements of Operations.

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations are as follows:

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI			Gain/(loss) reclassified from AOCI into income				Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Years Ended December 31,			Location	Years Ended December 31,			Location	Years Ended December 31,
	2019	2018	2017		2019	2018	2017		2019	2018	2017
Interest rate swap contract	$2.8	$3.9	$(6.6)	N/A	$—	$—	$—	Other expense — net	$1.6	$—	$—

N/A = Not applicable

As of December 31, 2019, there was no ineffectiveness on the hedge designated as a net investment hedge.

Derivatives Not Designated as Hedging Instruments

The Company enters into commodity and foreign currency exchange contracts that are not designated as hedge relationships to offset, in part, the impact of certain intercompany transactions and to further mitigate certain other short-term commodity and currency impacts, as identified. For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other expense — net" in the Consolidated Statements of Operations.

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisition," for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million, all of which was recognized during 2018 in "Other expense — net" in the Consolidated Statements of Operations. The cash flows related to the settlement of the SEK Contract were not related to the Company's ongoing revenue-producing or cost-generating activities and, therefore, were included within the investing activities in the Consolidated Statements of Cash Flows.

The Company had the following outstanding commodity and currency forward contracts not designated as hedging instruments:

Commodity	Units Hedged			Unit
	As of December 31,
	2019	2018	2017
Aluminum	524	—	—	MT
Copper	269	—	—	MT
Steel	1,778	—	—	Short tons

Currency	Units Hedged
	As of December 31,
	2019	2018	2017
Canadian Dollar	1,330,000	—	—
Euro	75,557,000	69,700,000	69,300,000
Swiss Franc	7,000,000	5,300,000	4,800,000
British Pound	20,323,932	23,704,468	14,912,019
Singapore Dollar	28,427,000	28,447,000	28,127,000
Mexican Peso	11,805,000	—	—

The location and impact on the Consolidated Statements of Operations for gains or losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss)			Location of gain/(loss)
(in millions)	Years Ended December 31,
	2019	2018	2017
Foreign currency exchange contracts	$6.6	$(9.7)	$(6.5)	Other expense — net
Commodity contracts	0.1	—	—	Other expense — net
Total	$6.7	$(9.7)	$(6.5)

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives
		Fair Value
		As of December 31,
		2019	2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.8	$0.5
Commodity contracts	Prepaids and other current assets	—	0.2
Interest rate swap contracts	Prepaids and other current assets	—	4.8
Interest rate swap contracts	Other non-current assets	—	3.4
Total derivatives designated as hedging instruments		$0.8	$8.9

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.4	$0.1
Total derivatives NOT designated as hedging instruments		$0.4	$0.1

Total asset derivatives		$1.2	$9.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives
		Fair Value
		As of December 31,
		2019	2018
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.6	$1.5
Commodity contracts	Accrued expenses and other liabilities	—	0.9
Interest rate swap contracts	Accrued expenses and other liabilities	3.2	15.7
Commodity contracts	Other long-term liabilities	—	0.4
Interest rate swap contracts	Other long-term liabilities	—	5.9
Total derivatives designated as hedging instruments		$3.8	$24.4

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.6	$0.3
Commodity contracts	Accrued expenses and other liabilities	0.6	—
Total derivatives NOT designated as hedging instruments		$1.2	$0.3

Total liability derivatives		$5.0	$24.7

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

The Company utilizes the best available information in measuring fair value. The carrying values of cash and cash equivalents, accounts receivable, trade accounts payable and beneficial interest in sold receivables (see Note 4, "Accounts Receivable Securitization,") approximate fair value, without being discounted, as of December 31, 2019 and 2018, as applicable, due to the short-term nature of these instruments. The Company's Revolving Credit Facility Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 10, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $860.9 million and $815.5 million as of December 31, 2019 and 2018, respectively. The fair value of the Company's Senior Notes was approximately $450.9 million and $457.0 million as of December 31, 2019 and 2018, respectively.

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Total current assets at fair value	—	1.2	—	1.2
Total assets at fair value	$—	$1.2	$—	$1.2

Current liabilities:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	3.2	—	3.2
Total current liabilities at fair value	—	5.0	—	5.0
Total liabilities at fair value	$—	$5.0	$—	$5.0

(in millions)	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current assets:
Short-term investment	$—	$32.0	$—	$32.0
Foreign currency exchange contracts	—	0.6	—	0.6
Commodity contracts	—	0.2	—	0.2
Interest rate swap contracts	—	4.8	—	4.8
Total current assets at fair value	—	37.6	—	37.6
Non-current assets:
Interest rate swap contracts	—	3.4	—	3.4
Total non-current assets at fair value	—	3.4	—	3.4
Total assets at fair value	$—	$41.0	$—	$41.0

Current liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8
Commodity contracts	—	0.9	—	0.9
Interest rate swap contracts	—	15.7	—	15.7
Total current liabilities at fair value	—	18.4	—	18.4
Non-current liabilities:
Commodity contracts	—	0.4	—	0.4
Interest rate swap contracts	—	5.9	—	5.9
Total non-current liabilities at fair value	—	6.3	—	6.3
Total liabilities at fair value	$—	$24.7	$—	$24.7

13. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of December 31, 2019 and 2018, the Company had reserved $43.9 million and $39.7 million, respectively, for warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 14, "Product Warranties," for further information.

As of December 31, 2019, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices. In the U.S., the Company's current self-insured retention level is $0.3 million per occurrence and $1.0 million in the aggregate for product liability claims. In Canada, the Company's self-insured retention level is $0.1 million per occurrence and $2.0 million in the aggregate for product liability claims. In addition, the Company's self-insured retention level for commercial general liability is $2.0 million in the aggregate.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.3 million as of both December 31, 2019 and 2018, of which $0.7 million and $0.6 million, respectively, is reserved for specific cases and $0.6 million and $0.7 million, respectively, is reserved using actuarial methods for claims anticipated to have occurred but are not yet reported. Based on the Company's experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

The Company held reserves for environmental matters related to certain of its current and former facilities as of both December 31, 2019 and 2018 of approximately $0.7 million, which are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of December 31, 2019 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit is captioned Schlimm v. Welbilt, Inc., et al., and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of its periodic reports filed with the Securities and Exchange Commission relating to, among other things, the Company's business operations and the effectiveness of its internal control over financial reporting. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants motion and dismissed the Schlimm lawsuit without prejudice. The plaintiff was granted leave to file an amended complaint by March 5, 2020. On March 15, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On September 4, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit is captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 4, 2019, the Florida court stayed the Kosby lawsuit, pending further developments in the Schlimm lawsuit.

The Company intends to defend vigorously against the above pending lawsuits. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of these lawsuits and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of each of these lawsuits will not have a material adverse effect on the Company's future results of operations or financial condition.

On June 3, 2019, f’real Foods, LLC ("f’real") filed a patent infringement lawsuit against Welbilt, Inc. in the U.S. District Court for the District of Delaware, captioned f’real Foods LLC v. Welbilt, Inc. The lawsuit alleges that the Company has willfully infringed U.S. Patent No. 7,144,150 and U.S. Patent No. 7,520,662 by manufacturing and selling three blenders: the Multiplex FreshBlender®, the Multiplex Blend In Cup® Workstation, and the MAM9904 Blend-In-Cup® - Manual Fill. On June 6, 2019, f’real filed a nearly identical patent infringement lawsuit against Fresh Blends North America, Inc. ("Fresh Blends") in the U.S. District Court for the Southern District of Florida, captioned f’real Foods LLC v. Fresh Blends North America, Inc. Welbilt intervened in that case in September 2019. In each of the Delaware and Florida actions, f’real requested that Welbilt and certain affiliates be enjoined from the allegedly infringing activity, among other requested relief, and sought monetary damages including royalties and attorneys’ fees. On December 3, 2019, the parties reached a settlement of all claims and counterclaims, which was subsequently finalized by the parties. On December 6, 2019, the Florida Court dismissed the Florida action without prejudice.

The Company has voluntarily disclosed to U.S. Customs & Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. The Company has completed the design of a statistical sample that is representative of its import activity and is in the process of collecting and analyzing relevant records. The Company is working diligently to provide CBP with a complete and accurate analysis and such efforts are actively ongoing. While the Company cannot predict with any certainty the outcome of this comprehensive review, based on currently known information, the Company expects to record a charge in its consolidated financial statements at the time it becomes reasonably estimable with respect to the range of potential loss that may result.

14. Product Warranties

In the normal course of business, the Company provides its customers with product warranties covering workmanship, and in some cases materials, on products manufactured by the Company. Such product warranties generally provide that products will be free from defects for periods ranging from 12 to 60 months, with certain equipment having longer-term warranties. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company accrues an estimate of costs that may be incurred under the product warranty at the time the product revenue is recognized. These costs include estimates of labor and materials, as necessary, associated with repair or replacement of the products. The primary factors which affect the warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability on an ongoing basis and adjusts the liability as determined necessary.

The product warranty liability activity is as follows:

(in millions)	As of December 31,
	2019	2018
Balance at the beginning of the period	$39.7	$36.0
Additions for issuance of warranties	42.4	39.5
Settlements (in cash or in kind)	(38.5)	(35.1)
Currency translation impact	0.3	(0.7)
Balance at the end of the period (1)	$43.9	$39.7

(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $10.6 million and $11.8 million at December 31, 2019 and 2018, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets at December 31, 2019 and 2018, was $1.8 million and $2.2 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets as of both December 31, 2019 and 2018 was $3.8 million.

15. Employee Benefit Plans

The Company maintains several retirement plans for certain employees in each of its geographic business segments. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts. The details of these retirement plans are described in further detail below.

Defined Benefit Plans

The Company sponsors and maintains defined benefit retirement plans ("Pension Plans") and postretirement health and other plans ("Postretirement Health and Other Plans") (collectively "Defined Benefit Plans") for certain retired and resigned employees. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement. The current plans are based largely upon benefit plans MTW maintained prior to the Spin-Off and are generally closed to new participants.

The funded and unfunded positions of the Company's Defined Benefit Plans are recorded in the Consolidated Balance Sheets and the related income and expenses are recorded in the Consolidated Statements of Operations. Actuarial gains and losses that have not yet been recognized in income are recorded in AOCI until such amounts are amortized as a component of the net periodic benefit cost. The determination of the benefit obligations and the recognition of expenses related to each of the Defined Benefit Plans are dependent on various assumptions. There have been no changes made to the valuation techniques and inputs used to measure fair value. The most significant assumptions are the discount rates and long-term expected rates of return on each of the plan's assets. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which the plans exist.

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions, except percentage data)	Pension Plans			Postretirement Health and Other Plans
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Service cost - benefits earned during the year	$0.1	$0.1	$—	$—	$—	$—
Interest cost of projected benefit obligation	5.2	5.2	5.4	0.2	0.3	0.3
Expected return on assets	(4.7)	(5.8)	(6.2)	—	—	—
Amortization of prior service cost	—	—	—	(0.2)	—	—
Amortization of actuarial net loss	2.5	2.2	2.0	0.3	0.2	—
Settlement loss recognized	1.2	2.4	—	—	—	—
Net periodic benefit cost	$4.3	$4.1	$1.2	$0.3	$0.5	$0.3
Weighted average assumptions:
Discount rate	3.3%	2.8%	3.1%	3.8%	3.2%	3.5%
Expected return on plan assets	3.1%	3.2%	3.6%	N/A	N/A	N/A
Rate of compensation increase	2.0%	2.0%	—%	3.0%	1.5%	1.5%

Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

To develop the expected long-term rate of return on assets assumptions, the Company considers the historical returns and future expectations for returns in each asset class, as well as targeted asset allocation percentages within the asset portfolios.

During the first quarter of 2019, the Company took various actions to settle a portion of its U.K. pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash loss of approximately $1.2 million for the accelerated recognition of unamortized losses, which is included in "Other expense — net" in the Consolidated Statements of Operations for the year ended December 31, 2019.

In October 2018, the Company completed the purchase of a group annuity contract using assets from a U.S.-based pension plan. Under the U.S.-based pension plan, accrued pension obligations of $7.9 million for certain participants receiving payments from the plan were transferred to an insurer. This transaction was an irrevocable action that unconditionally transferred the legal obligation to provide these payments to the insurer, as well as the risks attributable to the obligation. As a result, the Company recorded a non-cash settlement loss of $2.4 million, related to the accelerated recognition of unamortized losses, which is included in "Other expense — net" in the Consolidated Statements of Operations for the year ended December 31, 2018.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Company's Defined Benefit Plans:

(in millions, except percentage data)	Pension Plans		Postretirement Health and Other Plans
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Change in Benefit Obligations:
Benefit obligation, beginning of year	$186.5	$216.8	$7.3	$10.1
Service cost	0.1	0.1	—	—
Interest cost	5.2	5.2	0.2	0.3
Participant contributions	—	—	0.3	0.7
Plan settlements	(5.5)	(7.9)	—	—
Plan amendments	—	(0.6)	(0.1)	(1.5)
Acquisition	—	0.6	—	—
Actuarial loss/(gain)	12.7	(9.0)	2.0	0.5
Currency translation adjustment	5.0	(7.4)	—	(0.1)
Benefits paid	(10.6)	(11.3)	(2.1)	(2.7)
Benefit obligation, end of year	$193.4	$186.5	$7.6	$7.3
Change in Plan Assets:
Fair value of plan assets, beginning of year	$152.6	$176.7	$—	$—
Actual return on plan assets	16.5	(6.8)	—	—
Employer contributions	8.3	8.4	1.8	2.0
Participant contributions	—	—	0.3	0.7
Plan settlements	(5.5)	(7.9)	—	—
Currency translation adjustment	5.0	(6.7)	—	—
Acquisition	—	0.2	—	—
Benefits paid	(10.6)	(11.3)	(2.1)	(2.7)
Fair value of plan assets, end of year	$166.3	$152.6	$—	$—
Unfunded status (1)	$(27.1)	$(33.9)	$(7.6)	$(7.3)
Weighted-Average Assumptions:
Discount rate	2.4%	3.3%	2.6%	3.8%
Rate of compensation increase	1.8%	2.0%	3.0%	3.0%

(1) As of both December 31, 2019 and 2018, the short-term portion of the Pension Plans obligation totaled $0.9 million. The short-term portion of the Postretirement Health and Other Plans obligation totaled $1.2 million, and $1.1 million, as of December 31, 2019 and 2018, respectively. These short-term obligations are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

The primary driver of the actuarial loss in the Company's Pension Plans in 2019 within the change in benefit obligation is a result of a decrease in the discount rate assumption. The primary driver of the actuarial gain in 2018 within the change in the benefit obligation is a result of an increase in the discount rate assumption partially offset by the increase in inflation rate assumption and updated census data.

Amounts recognized in AOCI consist of the following:

(in millions)	Pension Plans		Postretirement Health and Other
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Net actuarial loss	$(40.0)	$(41.8)	$(4.2)	$(2.5)
Prior service credit	0.6	0.6	1.5	1.5
Total amount recognized	$(39.4)	$(41.2)	$(2.7)	$(1.0)

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company's Postretirement Health and Other Plans. For measurement purposes, a 5.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2019. The rate was assumed to decrease gradually to 4.5% for 2038 and remain at that level thereafter.

The following table summarizes the sensitivity of the Company's retirement obligations as of December 31, 2019 for retirement benefit costs of the Defined Benefit Plans and the impact of changes to key assumptions used to determine those results (in millions):

Change in assumption:	Estimated (decrease) increase in 2020 pension cost	Estimated (decrease) increase in projected benefit obligation for the year ended December 31, 2019	Estimated increase (decrease) in 2020 other postretirement benefit costs	Estimated (decrease) increase in other postretirement benefit obligation as of December 31, 2019
0.5% increase in discount rate	$(0.4)	$(11.3)	$—	$(0.2)
0.5% decrease in discount rate	$0.4	$12.2	$—	$0.2
0.5% increase in long-term return on assets	$(0.8)	N/A	N/A	N/A
0.5% decrease in long-term return on assets	$0.8	N/A	N/A	N/A

The weighted-average asset allocations of the Pension Plans asset portfolios by category are as follows:

	As of December 31,
	2019	2018
Equity	17.8%	14.2%
Debt securities	33.4%	32.1%
Other	48.8%	53.7%

Investment Strategy

The overall objective of the Company's Pension Plans asset portfolios is to earn a rate of return over time to satisfy the benefit obligations of the Pension Plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the Pension Plans. Specific investment objectives for the Company's long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.

The Company reviews its long-term, strategic asset allocations annually. The Company uses various analytics to determine the optimal asset mix and considers plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. The Company identifies investment benchmarks for the asset classes in the strategic asset allocation that are market-based and viable where possible.

Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced on a monthly basis.

The actual allocations for the Pension Plans asset portfolios and target allocations by asset class as of December 31, 2019, are as follows:

	Target Allocations	Weighted Average Asset Allocations
Equity securities	18.2%	17.8%
Debt securities	39.9%	33.4%
Other	41.9%	48.8%

Risk Management

In managing the Pension Plans portfolio of plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to the Company's risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding. Investment manager guidelines for publicly traded assets are specified and are monitored regularly.

Fair Value Measurements

The following tables present the Company's Pension Plans asset portfolios using the three levels of the fair value hierarchy which are based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

Assets (in millions)	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.0	$—	$—	$1.0
Insurance group annuity contracts	—	—	69.0	69.0
Common/collective trust funds — Government, corporate and other non-government debt	—	55.5	—	55.5
Common/collective trust funds — Corporate equity	—	29.5	—	29.5
Common/collective trust funds — Customized strategy	—	11.3	—	11.3
Total	$1.0	$96.3	$69.0	$166.3

Assets (in millions)	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$6.1	$—	$—	$6.1
Insurance group annuity contracts	—	—	65.6	65.6
Common/collective trust funds — Government, corporate and other non-government debt	—	49.0	—	49.0
Common/collective trust funds — Corporate equity	—	21.7	—	21.7
Common/collective trust funds — Customized strategy	—	10.2	—	10.2
Total	$6.1	$80.9	$65.6	$152.6

Cash equivalents and other short-term investments, which are used to pay benefits, are primarily held in registered money market funds and are valued using a market approach based on the quoted market prices of identical instruments. Other cash equivalent and short-term investments are valued daily using a market approach with inputs that include quoted market prices for similar instruments.

Insurance group annuity contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.

Common/collective trust funds are typically common or collective trusts valued at their net asset values calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

A reconciliation of the fair value measurements of the Pensions Plans portfolio of assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

(in millions)	Insurance Contracts Years Ended December 31,
	2019	2018
Beginning Balance	$65.6	$74.6
Acquisition	—	0.2
Contributions	0.1	0.1
Actual return on assets	5.1	(1.2)
Benefit payments	(4.4)	(4.6)
Foreign currency impact	2.6	(3.5)
Ending Balance	$69.0	$65.6

The minimum contribution for 2020 for the Pension Plans is $9.6 million with no planned discretionary or non-cash contributions. The expected Company paid claims for the Postretirement Health and Other Plans are $1.2 million for 2020.

Projected benefit payments from the Defined Benefit Plans as of December 31, 2019 are estimated as follows:

(in millions)	Pension Plans	Postretirement Health and Other
Year ending December 31:
2020	$10.8	$1.2
2021	10.8	1.2
2022	10.8	1.2
2023	10.8	1.0
2024	10.8	0.8
2025-2029	50.8	2.0
Total	$104.8	$7.4

The fair value of the Pension Plans' portfolio of assets for which the accumulated benefit obligation is in excess of the assets is as follows:

(in millions)	Pension Plans
	As of December 31,
	2019	2018
Projected benefit obligation	$193.4	$186.5
Accumulated benefit obligation	$193.4	$186.5
Fair value of plan assets	$166.3	$152.6

The measurement date for the Defined Benefit Plans is December 31, 2019.

The Company, through its former Lincoln Foodservice operation, participated in a multiemployer defined benefit pension plan under a collective bargaining agreement that covered certain of its union-represented employees. In 2013, with the finalization of the reorganization and plant restructuring that affected the Lincoln Foodservice operation, the Company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit pension plan. This withdrawal obligation is included as a component of the restructuring liability in the Consolidated Balance Sheets as described in Note 16, "Business Transformation Program and Restructuring." The withdrawal obligation totaled $17.5 million, of which $9.9 million and $11.3 million were outstanding as of December 31, 2019 and 2018, respectively. The remaining withdrawal obligation is payable in quarterly installments of principal and accrued interest totaling $0.5 million through April 2026. As the Company was deemed to have effectively withdrawn its participation in this plan in 2013, no further contributions have been made to the plan since that date.

Defined Contribution Plans

The Company maintains and sponsors three defined contribution retirement plans for its eligible employees and retirees: (1) the Welbilt 401(k) Retirement Plan; (2) the Welbilt Retirement Savings Plan and (3) the Welbilt Deferred Compensation Plan, each of which is further discussed below.

Welbilt 401(k) Retirement Plan

The Welbilt 401(k) Retirement Plan is a tax-qualified retirement plan available to substantially all non-union U.S. employees of the Company.

Welbilt Retirement Savings Plan

The Welbilt Retirement Savings Plan is a tax-qualified retirement plan available to certain collectively bargained U.S. employees of Welbilt, its subsidiaries and related entities.

For both the Welbilt 401(k) Retirement Plan and the Welbilt Retirement Savings Plan, the Company's portion of total expenses incurred for these plans was $4.4 million, $4.0 million, and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Welbilt Deferred Compensation Plan

The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and directors which allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The rabbi trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. As of December 31, 2019, the fair value of the investments held in the rabbi trust was $3.8 million, Company stock held in trust was $0.4 million, at cost, and the related liability was $4.2 million. As of December 31, 2018, the fair value of the investments held in trust was $4.2 million, Company stock held in trust was $0.3 million at cost, and the related liability was $4.5 million.

16. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate the Company's long-term growth and margin targets and to refine the Company's execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. For the year ended December 31, 2019, the Transformation Program costs have consisted primarily of fees for consulting services.

The components of Transformation Program expense incurred for the year ended December 31, 2019 are as follows:

(in millions)
Transformation Program expense:
Cost of sales	$2.0
Selling, general and administrative expenses	33.3
Total	$35.3

Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company. These actions generally include facility rationalization, headcount reductions and organizational integration activities resulting from discrete restructuring events, which are supported by approved plans for workforce reductions.

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2019 Plans		2018 and Previous Plans
	Workforce reductions	Other	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2017	$—	$—	$3.9	$12.2	$16.1
Restructuring activities	—	—	6.0	—	6.0
Cash payments	—	—	(7.6)	(1.1)	(8.7)
Non-cash adjustments (1)	—	—	(0.3)	—	(0.3)
Restructuring liability as of December 31, 2018	—	—	2.0	11.1	13.1
Restructuring activities	9.6	0.4	(0.2)	—	9.8
Cash payments	(3.8)	—	(1.6)	(1.2)	(6.6)
Non-cash adjustments (1)	(1.0)	(0.4)	—	—	(1.4)
Restructuring liability as of December 31, 2019	$4.8	$—	$0.2	$9.9	$14.9
(1) Non-cash adjustments primarily consist of stock-based compensation resulting from the accelerated vesting of certain stock awards, inventory write-downs and accelerated depreciation.

As of December 31, 2019 and 2018, the current portion of the restructuring liability was $6.3 million and $3.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the long-term portion of the restructuring liability was $8.6 million and $10.1 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both December 31, 2019 and 2018, the long-term portion of the restructuring liability is primarily related to a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities. See Note 15, "Employee Benefit Plans," for further discussion of the pension withdrawal obligation.

The Company's restructuring expense by segment is as follows:

(in millions)	December 31,
	2019	2018	2017
Americas	$3.4	$2.3	$4.4
EMEA	2.6	1.7	1.7
APAC	0.6	0.5	—
Corporate	3.2	1.5	4.7
Total restructuring activities	$9.8	$6.0	$10.8

The Company's restructuring expense is reported as follows in the Consolidated Statements of Operations:

(in millions)	December 31,
	2019	2018	2017
Cost of sales	$0.4	$—	$—
Restructuring expense	9.4	6.0	10.8
Total restructuring activities	$9.8	$6.0	$10.8

2017 Restructuring Activities

During the year ended December 31, 2017, the Company sold the Singapore plant closed in 2016 for a net sales price of $6.2 million and recognized a $3.8 million gain on the sale of the building. In addition, the Company also ceased the manufacturing at its Sellersburg, Indiana plant and products manufactured were transferred to its plants in Tijuana and Monterrey, Mexico. The Sellersburg, Indiana plant was sold for $4.8 million, resulting in a gain on the sale of $1.1 million. The gain on the sale of these plants is included in "Loss (gain) from disposal of assets — net" in the Consolidated Statements of Operations for the year ended December 31, 2017. The Company incurred costs associated with these plant closures of $0.8 million, which are included in "Restructuring expense" in the Consolidated Statements of Operations for the year ended December 31, 2017.

Effective January 2017, the Company's former Senior Vice President, General Counsel and Secretary ("Former General Counsel"), retired from the Company and pursuant to the terms of the Former General Counsel's employment agreement, the Company was required to provide severance and other related benefits over the subsequent 18-month period, resulting in a total one-time expense of $2.2 million, including $1.1 million of additional stock-based compensation expense resulting from the accelerated vesting of certain stock options and restricted stock units, included in "Restructuring expense" in the Consolidated Statements of Operations for the year ended December 31, 2017. The Former General Counsel also receives the amount of vested benefits of $2.5 million plus interest at the rate of 9.0% from the Company’s Supplemental Executive Retirement Plan that is being paid over five annual installments.

Effective May 2017, the Company's former Senior Vice President and Chief Financial Officer ("Former CFO"), retired from the Company. Pursuant to the terms of the Former CFO's employment agreement, the Company was required to provide severance and other related benefits over the subsequent 12-month period, resulting in a total one-time expense of $2.5 million, including $1.5 million of additional stock-based compensation resulting from the accelerated vesting of certain stock options and restricted stock units, included in "Restructuring expense" in the Consolidated Statements of Operations for the year ended December 31, 2017.

In August 2017, the Company completed a workforce reduction in the Americas region and incurred total severance and related costs of $3.6 million during the year ended December 31, 2017, including $0.3 million of additional stock-based compensation expense resulting from the accelerated vesting of certain stock options, restricted stock units and performance share units. The Company also completed a workforce reduction in the EMEA region in December 2017 and incurred severance and related costs of $1.9 million, of which $1.7 million was recognized during the year ended December 31, 2017 and $0.2 million was recognized in the year ended December 31, 2018. These severance and related costs are included in "Restructuring expense" in the Consolidated Statements of Operations for each of the respective periods.

2018 Restructuring Activities

In the first half of 2018, the Company completed a limited management restructuring within its EMEA region and a workforce reduction within its EMEA and APAC regions. In connection with these actions, the Company incurred severance and related costs of $0.6 million and $1.4 million, respectively, which are included in "Restructuring expense" in the Consolidated Statements of Operations for the year ended December 31, 2018.

During the third quarter of 2018, the Company’s former President and Chief Executive Officer ("Former CEO"), separated from the Company. In connection with the Former CEO's separation, the Company incurred separation charges of $0.8 million, which are included in "Restructuring expense" for the year ended December 31, 2018. In addition, $3.7 million of expenses were reversed from the forfeiture of unvested stock awards and accrued incentive compensation, which were included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the year ended December 31, 2018.

During the third quarter of 2018, the Company also completed a RIF in its Americas region and a limited management restructuring within its corporate division and incurred severance and related costs of $3.0 million, including $0.3 million of additional stock-based compensation resulting from the accelerated vesting of certain stock compensation awards, which is included in "Restructuring expense" in the Consolidated Statements of Operations for the year ended December 31, 2018.

2019 Restructuring Activities

During the first and second quarters of 2019, the Company recognized $4.2 million and $1.2 million, respectively, totaling $5.4 million of severance and related costs resulting from a global workforce reduction and limited executive management and restructuring actions initiated during the first quarter of 2019. The severance and related costs are included in "Restructuring expense" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

During the second quarter of 2019, the Company completed the closure and plant consolidation of a small manufacturing facility in Baltimore, Maryland and recognized total costs of $0.6 million, consisting of $0.2 million of inventory write-down and $0.2 million of accelerated depreciation included in "Cost of sales" and $0.2 million of severance and related costs, which are included in "Restructuring expense" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

During the fourth quarter of 2019, the Company approved restructuring actions in the Americas and APAC regions in conjunction with the Transformation Program and a restructuring action to reduce overhead in the EMEA region. As a result of these actions, the Company expects to incur severance and related costs of approximately $6.3 million, consisting of $1.1 million in the Americas, $3.7 million in EMEA and $1.5 million in APAC. During the fourth quarter of 2019, the Company recorded $4.1 million of these severance and related costs, consisting of $1.1 million in the Americas, $2.5 million in EMEA and $0.5 million in APAC, which are included in "Restructuring expense" in the Consolidated Statements of Operations. The remaining $2.2 million of restructuring costs are expected to be recognized during the year ending December 31, 2020 as the details of the restructuring actions are communicated to the remaining impacted employees and continuing service requirements are met.

In addition, during the fourth quarter of 2019, the Company completed certain payouts and adjustments related to the Company's 2018 EMEA workforce reductions and recorded certain other non-cash adjustments related to the Company's 2019 restructuring activities.

17. Accumulated Other Comprehensive Loss

Comprehensive income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	As of December 31,
	2019	2018
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.6 million and $2.1 million, respectively	$(4.3)	$(6.5)
Derivative instrument fair market value, net of income tax expense of $0.8 million and $1.3 million, respectively	(1.6)	0.8
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.5 million and $6.3 million, respectively	(35.6)	(35.9)
Total accumulated other comprehensive loss	$(41.5)	$(41.6)

The summary of changes in AOCI for the years ended December 31, 2019, 2018 and 2017 are as follows:

(in millions)	Foreign Currency Translation Adjustments (1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2016	$(9.8)	$0.8	$(34.4)	$(43.4)
Other comprehensive income (loss) before reclassifications	11.4	6.5	(7.8)	10.1
Reclassifications	—	(1.9)	2.0	0.1
Tax effect of reclassifications	2.8	(1.8)	0.2	1.2
Net current period other comprehensive income (loss)	14.2	2.8	(5.6)	11.4
Balance as of December 31, 2017	4.4	3.6	(40.0)	(32.0)
Other comprehensive (loss) income before reclassifications	(10.2)	0.2	(0.5)	(10.5)
Reclassifications	—	(3.5)	4.8	1.3
Tax effect of reclassifications	(0.7)	0.5	(0.2)	(0.4)
Net current period other comprehensive (loss) income	(10.9)	(2.8)	4.1	(9.6)
Balance as of December 31, 2018	(6.5)	0.8	(35.9)	(41.6)
Other comprehensive income (loss) before reclassifications	2.7	(2.5)	(3.7)	(3.5)
Reclassifications	—	(0.4)	3.8	3.4
Tax effect of reclassifications	(0.5)	0.5	0.2	0.2
Net current period other comprehensive income (loss)	2.2	(2.4)	0.3	0.1
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income and net earnings.

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Years Ended December 31,			Location in Consolidated Statements of Operations
	2019	2018	2017
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.9)	$(0.7)	$3.3	Cost of sales
Commodity contracts	(1.3)	2.3	1.1	Cost of sales
Interest expense	2.6	1.9	(2.5)	Interest expense
Gains on cash flow hedges, before tax	0.4	3.5	1.9
Tax effect	0.1	(0.8)	(0.6)	Income taxes
Gains on cash flow hedges, net of tax	$0.5	$2.7	$1.3

Amortization of pension and postretirement items:
Amortization of prior service cost	$0.2	$—	$—	Other expense — net
Actuarial losses	(2.8)	(2.4)	(2.0)	Other expense — net
Pension settlement	(1.2)	(2.4)	—	Other expense — net
Amortization of pension and postretirement items, before tax	(3.8)	(4.8)	(2.0)
Tax effect	0.4	0.8	0.7	Income taxes
Amortization of pension and postretirement items, net of tax	$(3.4)	$(4.0)	$(1.3)

Total reclassifications, net of tax	$(2.9)	$(1.3)	$—

18. Leases

The Company enters into contracts to lease real estate, manufacturing and office equipment and vehicles. Operating leases result in a straight-line lease expense, while the accounting for finance leases results in a front-loaded expense pattern. The Company’s most significant leases are for real estate and have remaining contract lease terms ranging from less than one to 13 years.

The Company does not have any contracts where it is the lessor, does not sublease any of its leased assets to third-parties and is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As a lessee, the Company periodically reassesses and remeasures its leases based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and discount rate. No impairment indicators were identified as of or during the year ended December 31, 2019.

The components of the Company's lease expense for the year ended December 31, 2019 are as follows:

(in millions)
Operating lease expense	$15.9
Finance lease expense:
Depreciation of assets	1.2
Interest on lease liabilities	0.1
Short-term lease expense	2.8
Variable lease expense	1.0
Total lease expense	$21.0

The supplemental balance sheet information as of December 31, 2019 for the Company's leases is as follows:

(in millions, except lease term and discount rate)
Operating leases:
Operating lease right-of-use assets	$39.9

Current operating lease liabilities	$10.0
Non-current operating lease liabilities	29.1
Total operating lease liabilities	$39.1

Finance leases:
Property, plant and equipment, at cost	$6.2
Accumulated depreciation	(3.5)
Total finance leases - property and equipment — net	$2.7

Current obligations of finance leases	$1.2
Non-current finance lease liabilities	1.3
Total finance lease liabilities	$2.5

Weighted average remaining lease term (in years):
Operating leases	7.1
Finance leases	2.3

Weighted average discount rate:
Operating leases	7.6%
Finance leases	4.8%

The assets associated with operating leases are included in "Operating lease right-of-use assets" with the current and non-current liabilities included in "Accrued expenses and other liabilities" and "Operating lease liabilities," respectively, in the Company's Consolidated Balance Sheets. The assets associated with finance leases are included in "Property, plant and equipment — net" with the current and non-current liabilities recognized in "Short-term borrowings and current portion of finance leases" and "Long-term debt and finance leases," respectively, in the Company's Consolidated Balance Sheets.

The supplemental cash flow information for the year ended December 31, 2019 for the Company's leases is as follows:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$14.6
Operating cash flows used in financing leases	$0.1
Financing cash flows used in financing leases	$1.2
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$14.1
Finance Leases	$0.8

The following table presents the future maturities of the Company's lease liabilities as of December 31, 2019:

(in millions)	Operating	Financing
Year ending December 31:
2020	$12.3	$1.2
2021	8.5	0.9
2022	5.6	0.5
2023	4.5	0.1
2024	3.7	—
Thereafter	18.1	—
Total lease payments	52.7	2.7
Less: imputed interest	(13.6)	(0.2)
Total lease obligations	$39.1	$2.5

The Company's future minimum lease commitments as of December 31, 2018, presented in accordance with ASC Codification Topic 840, the predecessor to ASC Topic 842 adopted as of January 1, 2019, are as follows:

(in millions)	Operating	Financing
Year ending December 31:
2019	$15.1	$1.1
2020	10.8	0.9
2021	6.7	0.5
2022	3.6	0.3
2023	1.5	—
Thereafter	5.9	—
Total minimum lease commitments	$43.6	$2.8

19. Stock-Based Compensation

The Company's 2016 Plan authorizes the Company to grant officers, employees and non-employee members of the Company's Board of Directors stock options awards, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. All awards are recorded at the fair market value of the Company's common stock on the date of grant. In addition, the 2016 Plan provides for an adjustment and replacement of certain awards of MTW common stock that were outstanding immediately prior to the Spin-Off through the issuance of replacement awards from the Company. As of December 31, 2019, the maximum number of shares of common stock available for issuance pursuant to the 2016 Plan was 8.6 million.

The Company's stock-based compensation expense is included in the following financial statement line items:

(in millions)	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Selling, general and administrative expenses	$6.4	$6.7	$8.2
Restructuring expense	0.9	0.3	2.9
Total stock-based compensation expense	$7.3	$7.0	$11.1

Stock-based compensation expense included in "Restructuring expense" in the Consolidated Statements of Operations is the result of the accelerated vesting of certain equity awards in connection with various restructuring events. These events are described in Note 16, "Business Transformation Program and Restructuring."

Stock-based compensation expense by award type is as follows:

(in millions)	Years Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Stock options	$1.5	$1.5	$3.0
Restricted stock awards and units	3.8	3.0	3.6
Performance share units	2.0	2.5	4.5
Total stock-based compensation expense	$7.3	$7.0	$11.1

Stock Options

Stock option awards to officers and employees become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years from the date of grant.

A summary of the Company's stock option activity for the year ended December 31, 2019 is as follows:

(in millions, except weighted average exercise price and contractual life)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2019	2.1	$14.85	4.9	$1.5
Granted	0.6	$15.04
Exercised	(0.4)	$8.51
Forfeited	(0.1)	$16.48
Canceled	(0.2)	$16.63
Options outstanding as of December 31, 2019 (1)	2.0	$15.82	5.4	$2.1

Options vested or expected to vest as of December 31, 2019 (2)	1.8	$15.81	5.3	$2.1

Options exercisable as of December 31, 2019	1.2	$15.63	3.4	$1.7

(1) The outstanding stock options as of December 31, 2019 have exercise prices ranging from $9.03 to $23.14 per share.
(2) The number of options expected to vest is total unvested options less estimated forfeitures.

The Company uses the Black-Scholes valuation model to value stock options. The volatility assumptions are based on a weighting of a peer group of publicly-traded companies and the Company's life-to-date historical volatility since the Spin-off. The risk-free rates are based on ten-year U.S. Treasury rates in effect at the time of the stock grant. The expected stock option life represents the period of time that the stock options granted are expected to be outstanding and is based on historical experience.

The assumptions used in the Black-Scholes option pricing model and the weighted average fair value of option awards granted are as follows:

	Years Ended December 31,
	2019	2018	2017
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.5%	2.7%	2.3%
Expected volatility	31.0%	29.0%	39.0%
Expected dividend yield	—%	—%	—%

The following represents stock option compensation information:

(in millions, except weighted average grant date fair value per option granted)	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$5.27	$6.84	$7.86
Fair value of options vested	$1.5	$1.7	$3.0
Intrinsic value of options exercised	$2.8	$3.3	$7.5
Excess tax benefit for tax deductions related to the exercise of stock options	$0.9	$0.8	$1.2
Cash received from option exercises, net of tax withholding	$2.5	$5.1	$1.9
Tax benefits for stock-option compensation expense	$0.3	$0.4	$0.7

As of December 31, 2019, the Company had $2.3 million of unrecognized compensation expense before tax related to stock options, which is expected to be recognized over a weighted average period of 2.7 years.

Restricted Stock Awards and Units

Beginning in 2019, restricted stock granted to employees generally cliff vest after three years or vest equally over three years beginning on the first anniversary from the date of grant. For awards granted in 2018 and 2017, restricted stock granted to employees generally vests equally over three years beginning on the first anniversary from the date of grant. Restricted stock granted to the Company's directors, generally cliff vests after one year from the date of grant for awards made during the years ended December 31, 2019 and 2018 and two years from the date of grant for awards made during the year ended December 31, 2017. Restricted stock awards made to the chairperson of the Board of Directors vest immediately. Restricted stock awards made during the years ended December 31, 2016 and 2015 for directors and employees generally cliff vested on either the second or third anniversary from the date of grant.

The Company's restricted stock activity for the year ended December 31, 2019 is as follows:

(in millions, except weighted average grant date fair value)	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	0.4	$17.48
Granted	0.3	$15.29
Vested	(0.3)	$17.28
Unvested as of December 31, 2019	0.4	$15.88

The Company's restricted stock expense is as follows:

(in millions, except weighted average grant date fair value per award granted)	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$15.29	$18.15	$21.39
Fair value of awards vested	$5.4	$8.1	$4.0
Tax benefits for restricted stock compensation expense	$0.7	$0.7	$0.8

As of December 31, 2019, the Company had $3.1 million of unrecognized compensation expense before tax related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

Performance Share Units

The Company's performance share units ("PSUs") cliff vest after three years. The number of PSUs that vest is determined for each grant based on the achievement of certain Company performance criteria over the 3-year period, as set forth in the award agreement, and may range from zero to 200% of the target shares granted. The PSUs are settled in shares of the Company's common stock, with holders receiving one share of common stock for each PSU that vests. Compensation expense for PSUs is recognized over the vesting period when it is probable the performance criteria will be achieved.

As of December 31, 2019, the following PSU programs were ongoing:

Award Date	PSUs Outstanding (in millions)	Expected Vesting Threshold
2018 Program	0.2	70.0%
2019 Program	0.2	100.0%
Total PSUs outstanding	0.4

A summary of activity for the Company's PSUs for the year ended December 31, 2019 is as follows:

(in millions, except weighted average grant date fair value)	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	0.4	$19.57
Granted	0.3	$15.11
Vested (1)	(0.2)	$18.73
Forfeited	(0.1)	$18.51
Unvested as of December 31, 2019	0.4	$17.45

(1) The vested PSUs are based on the target amount of the award for the 2017 Program. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the three-year performance period ended December 31, 2019 was 76.8% of the target shares granted, rounded up the nearest whole share.

The following represents PSU information for the periods indicated:

(in millions, except weighted average grant date fair value per award granted)	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$15.11	$20.25	$18.70
Fair value of awards vested	$2.0	$2.6	$3.0
Tax benefits for PSU compensation expense	$0.5	$0.6	$1.0

As of December 31, 2019, the Company had $3.2 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 1.8 years.

20. Other Expense — Net

The components of "Other expense — net" in the Consolidated Statements of Operations are summarized as follows:

(in millions)	Years Ended December 31,
	2019	2018	2017
Pension and post-retirement expense	$4.6	$4.6	$1.5
Foreign currency transaction losses (1)	0.7	20.1	6.5
Amortization of debt issuance costs	4.7	5.5	5.5
Other	(4.4)	(0.4)	(2.9)
Other expense — net	$5.6	$29.8	$10.6

(1) Included in foreign currency transaction losses for the year ended December 31, 2018, is a $10.0 million loss on the foreign currency hedge for the acquisition price of Crem. Refer to Note 3, "Acquisition," for additional discussion.

21. Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The components of weighted average basic and diluted shares outstanding are as follows:

(in millions, except share and per share data)	Years Ended December 31,
	2019	2018	2017
Net earnings	$55.9	$78.2	$132.9

Weighted average shares outstanding — Basic	140,953,496	140,023,635	138,995,541

Effect of dilutive securities:
Stock options	224,860	585,270	840,820
Unvested restricted stock units	245,416	437,720	610,148
Unvested performance share units	144,013	342,160	260,583
Effect of dilutive securities	614,289	1,365,150	1,711,551

Weighted average shares outstanding — Diluted	141,567,785	141,388,785	140,707,092

Earnings per share — Basic	$0.40	$0.56	$0.96
Earnings per share — Diluted	$0.39	$0.55	$0.94

For the years ended December 31, 2019, 2018 and 2017 there were 1.2 million, 0.6 million, and 0.8 million securities, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

The Company did not declare or pay dividends to its stockholders during the years ended December 31, 2019, 2018 and 2017.

22. Business Segments

The Company identifies its geographic business segments using the "management approach," which designates the internal organization used by management for making operating decisions and assessing performance as the source for determining the Company's geographic business segments. Management organizes and manages the business based on three geographic business segments: the Americas, EMEA, and APAC. The accounting policies of the Company's geographic business segments are the same as those described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies."

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

Financial information relating to the Company's geographic business segments is as follows:

(in millions, except percentage data)	Years Ended December 31,
	2019	2018	2017
Net sales:
Americas	$1,208.4	$1,228.4	$1,166.8
EMEA	392.7	385.1	296.5
APAC	252.3	229.1	190.2
Elimination of intersegment sales	(259.5)	(252.5)	(208.1)
Total net sales	$1,593.9	$1,590.1	$1,445.4

Segment Adjusted Operating EBITDA:
Americas	$222.9	$233.1	$240.7
EMEA	71.0	78.4	55.2
APAC	41.0	31.2	22.7
Total Segment Adjusted Operating EBITDA	334.9	342.7	318.6
Corporate and unallocated expenses	(48.7)	(52.5)	(41.7)
Amortization expense	(39.8)	(37.0)	(31.2)
Depreciation expense	(21.1)	(18.0)	(16.7)
Transaction costs (1)	(1.1)	(7.1)	—
Other items (2)	(4.5)	(5.6)	—
Transformation Program expense (3)	(35.3)	—	—
Separation expense	—	(0.1)	(1.6)
Restructuring activities (4)	(9.8)	(6.0)	(10.8)
(Loss) gain from disposal of assets — net	(0.7)	0.4	4.0
Earnings from operations	173.9	216.8	220.6
Interest expense	(92.6)	(89.0)	(86.9)
Loss on modification or extinguishment of debt	—	(9.0)	(1.7)
Other expense — net	(5.6)	(29.8)	(10.6)
Earnings before income taxes	$75.7	$89.0	$121.4
(1) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of sales" include $0.1 million and $1.9 million related to inventory fair value purchase accounting adjustments for the years ended December 31, 2019 and 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $1.0 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within the Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in the Company's Form 10-K/A for the year ended December 31, 2017 and $0.6 million of other professional fees. All such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

(3) Transformation Program expense includes consulting and other costs associated with executing the Company's Transformation Program initiatives. Refer to Note 16, "Business Transformation Program and Restructuring" for discussion of the impact on the Consolidated Statements of Operations.

(4) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of the Company's cost structure. Refer to Note 16, "Business Transformation Program and Restructuring" for discussion of the impact on the Consolidated Statements of Operations.

Adjusted Operating EBITDA % by segment (5):
Americas	18.4%	19.0%	20.6%
EMEA	18.1%	20.4%	18.6%
APAC	16.3%	13.6%	11.9%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Years Ended December 31,
	2019	2018	2017
Third-party net sales by geographic area (6):
United States	$991.8	$995.0	$945.6
Other Americas	97.8	112.0	95.0
EMEA	308.9	300.7	239.2
APAC	195.4	182.4	165.6
Total net sales by geographic area	$1,593.9	$1,590.1	$1,445.4
(6) Net sales presented in this table are attributed to geographic regions based on location of customer.

Capital expenditures:
Americas	$24.3	$13.7	$17.2
EMEA	2.9	1.8	2.0
APAC	2.6	3.0	1.0
Corporate	4.1	2.9	0.5
Total capital expenditures	$33.9	$21.4	$20.7

Depreciation:
Americas	$14.1	$12.1	$11.5
EMEA	3.2	3.0	2.4
APAC	2.7	2.4	1.9
Corporate	1.3	0.5	0.9
Total depreciation	$21.3	$18.0	$16.7

(in millions)	As of December 31,
	2019	2018
Property, plant and equipment — net by geographic area:
United States	$78.8	$70.4
Other Americas	21.6	18.6
EMEA	12.1	12.1
APAC	15.0	15.2
Total property, plant and equipment	$127.5	$116.3

Assets by geographic business segment:
Americas	$1,533.9	$1,437.3
EMEA	349.8	324.2
APAC	211.8	169.0
Corporate	69.8	144.5
Total assets	$2,165.3	$2,075.0

Net sales by product class and geographic business segment are as follows:

(in millions)	Year Ended December 31, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$896.3	$179.0	$1,075.3
EMEA	265.2	48.0	313.2
APAC	174.3	31.1	205.4
Total net sales	$1,335.8	$258.1	$1,593.9

(in millions)	Year Ended December 31, 2018
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$907.0	$183.9	$1,090.9
EMEA	258.8	48.6	307.4
APAC	163.2	28.6	191.8
Total net sales	$1,329.0	$261.1	$1,590.1

(in millions)	Year Ended December 31, 2017
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$845.6	$196.5	$1,042.1
EMEA	191.7	45.8	237.5
APAC	136.0	29.8	165.8
Total net sales	$1,173.3	$272.1	$1,445.4

23. Quarterly Financial Data (Unaudited)

The following table presents financial data for each of the quarters for the years ended December 31, 2019 and 2018:

(in millions, except per share data)	2019
	First(1)	Second	Third	Fourth
Net sales	$375.3	$426.3	$410.5	$381.8
Gross profit	$126.5	$156.3	$150.9	$133.2
Net (loss) earnings	$(2.6)	$20.0	$20.1	$18.4

Per share data:
(Loss) earnings per share — Basic	$(0.02)	$0.14	$0.14	$0.13
(Loss) earnings per share — Diluted	$(0.02)	$0.14	$0.14	$0.13
(1) The Company's net loss in the first quarter of 2019 is primarily the result of increased professional fees, consisting primarily of third-party consulting costs incurred in connection with the operational review performed prior to the execution of the Company's Transformation Program launch in May 2019 and increased restructuring expense resulting from the global workforce reduction and limited executive management restructuring action completed during the quarter. Refer to Note 16, "Business Transformation Program and Restructuring," for further information.

(in millions, except per share data)	2018(1)
	First	Second	Third	Fourth
Net sales	$350.4	$420.7	$412.9	$406.1
Gross profit	$126.2	$149.3	$153.1	$140.6
Net earnings	$12.4	$12.0	$26.8	$27.0

Per share data:
Earnings per share — Basic	$0.09	$0.09	$0.19	$0.19
Earnings per share — Diluted	$0.09	$0.09	$0.19	$0.19

(1) On April 19, 2018, the Company, through a wholly-owned subsidiary, acquired Crem and such operations have been included in the consolidated results of operations beginning on the acquisition date. See Note 3, "Acquisition," for further information.

24. Subsidiary Guarantors and Senior Notes

The following tables present consolidating financial information for (a) Welbilt's parent entity; (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Guarantor Subsidiaries"); and (c) the wholly owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries"). The information includes elimination entries necessary to consolidate the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because the guarantors are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2019

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,104.8	$951.2	$(462.1)	$1,593.9
Cost of sales	3.6	838.8	646.7	(462.1)	1,027.0
Gross profit	(3.6)	266.0	304.5	—	566.9
Selling, general and administrative expenses	71.0	153.3	119.9	—	344.2
Amortization expense	—	28.5	10.2	—	38.7
Restructuring expense	2.6	2.7	4.1	—	9.4
Loss from disposal of assets — net	0.1	0.3	0.3	—	0.7
(Loss) earnings from operations	(77.3)	81.2	170.0	—	173.9
Interest expense	88.1	0.9	3.6	—	92.6
Other (income) expense — net	(14.2)	(26.7)	46.5	—	5.6
Equity in earnings of subsidiaries	175.3	89.8	—	(265.1)	—
Earnings before income taxes	24.1	196.8	119.9	(265.1)	75.7
Income taxes	(31.8)	21.5	30.1	—	19.8
Net earnings	$55.9	$175.3	$89.8	$(265.1)	$55.9
Total other comprehensive income (loss), net of tax	0.1	(26.4)	(23.5)	49.9	0.1
Comprehensive income	$56.0	$148.9	$66.3	$(215.2)	$56.0

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,110.8	$937.8	$(458.5)	$1,590.1
Cost of sales	21.2	836.8	621.4	(458.5)	1,020.9
Gross profit	(21.2)	274.0	316.4	—	569.2
Selling, general and administrative expenses	37.3	142.4	130.1	—	309.8
Amortization expense	—	28.5	8.5	—	37.0
Restructuring expense	1.6	1.2	3.2	—	6.0
(Gain) loss from disposal of assets — net	—	(0.5)	0.1	—	(0.4)
(Loss) earnings from operations	(60.1)	102.4	174.5	—	216.8
Interest expense	80.6	1.0	7.4	—	89.0
Loss on modification or extinguishment of debt	9.0	—	—	—	9.0
Other (income) expense — net	(6.8)	(29.6)	66.2	—	29.8
Equity in earnings of subsidiaries	191.1	71.9	—	(263.0)	—
Earnings before income taxes	48.2	202.9	100.9	(263.0)	89.0
Income taxes	(30.0)	11.8	29.0	—	10.8
Net earnings	$78.2	$191.1	$71.9	$(263.0)	$78.2
Total other comprehensive loss, net of tax	(9.6)	(19.5)	(23.3)	42.8	(9.6)
Comprehensive income	$68.6	$171.6	$48.6	$(220.2)	$68.6

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,042.3	$773.0	$(369.9)	$1,445.4
Cost of sales	3.8	750.6	524.0	(369.9)	908.5
Gross profit	(3.8)	291.7	249.0	—	536.9
Selling, general and administrative expenses	37.4	143.8	97.1	—	278.3
Amortization expense	—	28.4	2.8	—	31.2
Restructuring expense	5.0	3.5	2.3	—	10.8
Loss from disposal of assets — net	—	(0.4)	(3.6)	—	(4.0)
(Loss) earnings from operations	(46.2)	116.4	150.4	—	220.6
Interest expense	82.8	1.1	3.0	—	86.9
Loss on modification or extinguishment of debt	1.7	—	—	—	1.7
Other (income) expense — net	(10.2)	(23.7)	44.5	—	10.6
Equity in earnings of subsidiaries	232.6	86.1	—	(318.7)	—
Earnings before income taxes	112.1	225.1	102.9	(318.7)	121.4
Income taxes	(20.8)	(7.5)	16.8	—	(11.5)
Net earnings	$132.9	$232.6	$86.1	$(318.7)	$132.9
Total other comprehensive income, net of tax	11.4	20.3	17.8	(38.1)	11.4
Comprehensive income	$144.3	$252.9	$103.9	$(356.8)	$144.3

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2019

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.7	$0.7	$119.3	$—	$130.7
Restricted cash	—	—	—	—	—
Accounts receivable — net	0.1	82.5	101.0	—	183.6
Intercompany interest receivable	—	—	—	—	—
Inventories — net	—	100.2	86.2	—	186.4
Prepaids and other current assets	6.7	6.8	14.7	—	28.2
Total current assets	17.5	190.2	321.2	—	528.9
Property, plant and equipment — net	11.1	72.3	44.1	—	127.5
Operating lease right-of-use assets	—	3.6	36.3	—	39.9
Goodwill	—	832.4	100.7	—	933.1
Other intangible assets — net	—	344.2	163.5	—	507.7
Intercompany long-term note receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,408.2	—	(3,408.2)	—
Investment in subsidiaries	4,374.3	—	—	(4,374.3)	—
Other non-current assets	7.6	4.2	16.4	—	28.2
Total assets	$4,410.5	$4,865.2	$692.1	$(7,802.5)	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$49.0	$55.2	$—	$104.4
Accrued expenses and other liabilities	35.3	87.7	69.4	—	192.4
Short-term borrowings and current portion of finance leases	—	0.7	0.5	—	1.2
Intercompany Interest Payable	—	—	—	—	—
Product warranties	—	21.9	11.4	—	33.3
Total current liabilities	35.5	159.3	136.5	—	331.3
Long-term debt and finance leases	1,370.0	0.6	32.5	—	1,403.1
Deferred income taxes	45.0	—	36.9	—	81.9
Pension and postretirement health liabilities	15.5	10.2	7.1	—	32.8
Intercompany long-term note payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,668.5	—	739.7	(3,408.2)	—
Investment in subsidiaries	—	298.5	—	(298.5)	—
Operating lease liabilities	—	1.8	27.3	—	29.1
Other long-term liabilities	7.4	20.5	6.3	(0.1)	34.1
Total non-current liabilities	4,122.1	331.6	854.1	(3,726.8)	1,581.0
Total equity (deficit)	252.9	4,374.3	(298.5)	(4,075.7)	253.0
Total liabilities and equity	$4,410.5	$4,865.2	$692.1	$(7,802.5)	$2,165.3

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.5	$69.7	$—	$70.4
Restricted cash	—	—	2.8	—	2.8
Short-term investment	—	—	32.0	—	32.0
Accounts receivable — net	—	—	114.3	(1.8)	112.5
Inventories — net	—	99.8	90.8	—	190.6
Prepaids and other current assets	17.0	3.5	11.7	—	32.2
Total current assets	17.2	103.8	321.3	(1.8)	440.5
Property, plant and equipment — net	3.0	68.4	44.9	—	116.3
Goodwill	—	832.4	103.2	—	935.6
Other intangible assets — net	—	373.5	175.9	—	549.4
Intercompany long-term note receivable	20.0	10.1	9.9	(40.0)	—
Due from affiliates	—	3,395.0	—	(3,395.0)	—
Investment in subsidiaries	4,200.5	—	—	(4,200.5)	—
Other non-current assets	12.1	4.0	28.1	(11.0)	33.2
Total assets	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$81.5	$71.2	$(1.9)	$151.0
Accrued expenses and other liabilities	33.9	88.8	61.0	—	183.7
Short-term borrowings and current portion of finance leases	—	0.9	15.2	—	16.1
Product warranties	—	18.2	9.7	—	27.9
Total current liabilities	34.1	189.4	157.1	(1.9)	378.7
Long-term debt and finance leases	1,246.6	1.2	74.0	—	1,321.8
Deferred income taxes	60.5	—	43.8	—	104.3
Pension and postretirement health liabilities	45.5	4.6	—	(10.9)	39.2
Intercompany long-term note payable	15.7	—	24.3	(40.0)	—
Due to affiliates	2,649.5	—	745.5	(3,395.0)	—
Investment in subsidiaries	—	368.3	—	(368.3)	—
Other long-term liabilities	14.5	23.2	6.9	—	44.6
Total non-current liabilities	4,032.3	397.3	894.5	(3,814.2)	1,509.9
Total equity (deficit)	186.4	4,200.5	(368.3)	(3,832.2)	186.4
Total liabilities and equity	$4,252.8	$4,787.2	$683.3	$(7,648.3)	$2,075.0

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2019

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(131.7)	$(40.2)	$(97.8)	$—	$(269.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	75.8	204.9	—	280.7
Capital expenditures	(4.2)	(20.5)	(9.2)	—	(33.9)
Proceeds from maturity of short-term investment	—	—	32.0	—	32.0
Other	1.1	—	—	—	1.1
Intercompany investment	—	(13.2)	(25.8)	39.0	—
Net cash (used in) provided by investing activities	(3.1)	42.1	201.9	39.0	279.9
Cash flows from financing activities
Proceeds from long-term debt	410.0	—	—	—	410.0
Repayments on long-term debt and finance leases	(304.5)	(0.9)	(43.0)	—	(348.4)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	3.2	—	—	—	3.2
Payments on tax withholdings for equity awards	(2.4)	—	—	—	(2.4)
Intercompany financing	39.0	—	—	(39.0)	—
Net cash provided by (used in) financing activities	145.3	(1.7)	(58.0)	(39.0)	46.6
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net increase in cash and cash equivalents and restricted cash	10.5	0.2	46.8	—	57.5
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$10.7	$0.7	$119.3	$—	$130.7

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(150.9)	$148.5	$(446.9)	$0.8	$(448.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	576.4	—	576.4
Capital expenditures	(2.9)	(11.1)	(7.4)	—	(21.4)
Acquisition of intangible assets	—	(2.8)	—	—	(2.8)
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Purchase of short-term investment	—	—	(35.0)	—	(35.0)
Proceeds from maturity of short-term investment	—	—	20.7	—	20.7
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Other	1.2	—	—	—	1.2
Intercompany investment	—	(132.3)	4.2	128.1	—
Net cash (used in) provided by investing activities	(1.7)	(146.2)	333.3	128.1	313.5
Cash flows from financing activities
Proceeds from long-term debt	300.5	—	175.0	—	475.5
Repayments on long-term debt and finance leases	(281.0)	(0.4)	(101.8)	—	(383.2)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Payment of deferred consideration	—	(1.4)	—	—	(1.4)
Exercises of stock options	6.2	—	—	—	6.2
Payments on tax withholdings for equity awards	(3.0)	—	—	—	(3.0)
Intercompany financing	128.1	—	—	(128.1)	—
Net cash provided by (used in) financing activities	144.0	(1.8)	88.2	(128.1)	102.3
Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8.6)	0.5	(28.3)	0.8	(35.6)
Balance at beginning of period	8.8	—	100.8	(0.8)	108.8
Balance at end of period	$0.2	$0.5	$72.5	$—	$73.2

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2017

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(97.6)	$169.3	$(502.2)	$(0.8)	$(431.3)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	552.1	—	552.1
Capital expenditures	(0.5)	(12.5)	(7.7)	—	(20.7)
Proceeds from sale of property, plant and equipment	—	6.0	6.3	—	12.3
Acquisition of intangible assets	—	(1.2)	—	—	(1.2)
Other	0.9	—	—	—	0.9
Intercompany investment	—	(163.4)	6.8	156.6	—
Net cash provided by (used in) investing activities	0.4	(171.1)	557.5	156.6	543.4
Cash flows from financing activities
Proceeds from long-term debt	155.0	—	—	—	155.0
Repayments on long-term debt and finance leases	(203.4)	(0.5)	(0.2)	—	(204.1)
Proceeds from short-term borrowings	—	—	4.0	—	4.0
Repayment of short-term borrowings	—	—	(4.0)	—	(4.0)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Exercises of stock options	4.8	—	—	—	4.8
Payments on tax withholdings for equity awards	(5.4)	—	—	—	(5.4)
Intercompany financing	156.6	—	—	(156.6)	—
Net cash provided by (used in) financing activities	105.6	(0.5)	(0.2)	(156.6)	(51.7)
Effect of exchange rate changes on cash	—	—	6.9	—	6.9
Net increase (decrease) in cash and cash equivalents and restricted cash	8.4	(2.3)	62.0	(0.8)	67.3
Balance at beginning of period	0.4	2.3	38.8	—	41.5
Balance at end of period	$8.8	$—	$100.8	$(0.8)	$108.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Part II, Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2018, we did not design and maintain effective risk assessment controls related to the design and operating effectiveness of our internal control over financial reporting. This material weakness contributed to additional material weaknesses for (i) the accounting for income taxes, (ii) cash disbursements at Crem and (iii) the presentation of the statements of cash flows, each of which was identified as of December 31, 2018. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken the following actions to remediate the material weaknesses in our internal control over financial reporting.

Accounting for income taxes

With the assistance of an external consulting firm, we completed a detailed risk assessment of our income tax internal controls. Based on the risk assessment, we identified additional controls or modified existing internal controls necessary to ensure (i) the completeness and accuracy of accounting for the income tax effects of non-routine transactions and intercompany obligations in accordance with underlying agreements are performed on a timely basis and reviewed with the appropriate level of precision and (ii) the impacts of additional guidance changes to the Tax Cut and Jobs Act are reviewed with the appropriate level of precision.

Cash disbursements at Crem

For cash disbursements at our Crem entities, we designed and implemented internal control activities to require the separation of the execution and approval of payments and have conducted employee training for the Crem business on this policy. In addition, we have updated the authorized signatories over our banking activities to increase oversight of banking and lending relationships for the affected entities to better safeguard our cash.

Presentation of the statements of cash flows

We designed and implemented internal control activities over the review of the following components within the statements of cash flows: (i) the effect of exchange rate changes on cash, (ii) the completeness and accuracy of the cash receipts on beneficial interest in sold receivables for accurate accounting treatment and presentation and (iii) the classification of transactions between operating, investing and financing activities.

Management has concluded that the internal controls outlined above were in place and operating effectively for a sufficient period of time during 2019 to conclude that the material weaknesses above have been remediated as of December 31, 2019. In addition, management has also concluded that it has remediated the material weakness associated with the design and maintenance of effective risk assessment controls over financial reporting as of December 31, 2019 by evidencing our ability to identify, evaluate and monitor risks to financial reporting and designing and implementing controls to address the identified material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2019 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 will be included in our 2020 Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

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

(b) Exhibits:

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
2.1	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed March 9, 2016
3.1	Amended and Restated Certificate of Incorporation of Welbilt, Inc., effective March 3, 2017.	Exhibit 3.l to Current Report on Form 8-K filed March 9, 2017
3.2	Amended and Restated Bylaws of Welbilt, Inc., effective December 13, 2017.	Exhibit 3.2 to Annual Report on Form 10-K filed March 1, 2018
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2016
4.1(b)	First Supplemental Indenture, dated March 3, 2016, among Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 9, 2016
4.2	Indenture, dated April 27, 2018, between the Company and U.S. Bank, as trustee.	Exhibit 4.1 to Registration Statement on Form S-3 filed April 27, 2018
4.3	Description of Securities of the Registrant.	Filed herewith
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
10.3(a)
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
Exhibit 10.6 to Current Report on Form 8-K filed March 9, 2016
10.3(b)
Amendment No. 1 to Credit Agreement, dated September 28, 2016, among Manitowoc Foodservice, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other financial institutions party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed October 4, 2016
10.3(c)
Amendment No. 2 to Credit Agreement, dated March 6, 2017, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2017
10.3(d)
Amendment No. 3 to Credit Agreement and Limited Consent, dated September 7, 2017, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed September 13, 2017
10.3(e)
Amendment No. 4 to Credit Agreement, dated February 2, 2018, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto.
Exhibit 10.1 to Current Report on Form 8-K filed February 7, 2018
10.3(f)
Incremental Revolving Facility Amendment to Credit Agreement, dated April 13, 2018, among Welbilt, Inc., the subsidiary borrowers party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent and the other lenders party thereto
Exhibit 10.1 to Current Report on Form 8-K filed April 18, 2018
10.3(g)
Amendment No. 6 to Credit Agreement, dated October 23, 2018, among Welbilt, Inc., the subsidiary borrowers party thereto, the lenders and other financial parties from time to time party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.
Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
10.4*	Welbilt, Inc. 2016 Omnibus Incentive Plan	Exhibit 10.8 to Annual Report on Form 10-K filed March 1, 2019
10.5*	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016.	Exhibit 10.8 to Current Report on Form 8-K filed March 9, 2016
10.6*	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016.	Exhibit 10.9 to Current Report on Form 8-K filed March 9, 2016
10.7*	Form of Agreement Regarding Confidential Information, Intellectual Property, Non-Solicitation of Employees and Non-Compete.	Exhibit 10.13 to Annual Report on Form 10-K filed March 1, 2018
10.8*	Form of Contingent Employment Agreement (for all executive officers).	Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2016
10.9*	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.16 to Annual Report on Form 10-K filed March 30, 2016
10.10*	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.17 to Annual Report on Form 10-K filed March 30, 2016
10.11*	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.18 to Annual Report on Form 10-K filed March 30, 2016
10.12*	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.19 to Annual Report on Form 10-K filed March 30, 2016
10.13*	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.20 to Annual Report on Form 10-K filed March 30, 2016
10.14*	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.21 to Annual Report on Form 10-K filed March 30, 2016
10.15*	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.22 to Annual Report on Form 10-K filed March 30, 2016

10.16*	Separation Agreement, dated August 9, 2018, between Hubertus Mühlhäuser and Welbilt, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018
10.17*	Offer Letter, dated October 25, 2018, between William C. Johnson and the Company.	Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
10.18*	Welbilt, Inc. Executive Severance Policy	Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2018
10.19*	Form of Offer Letter for Executive Officers	Exhibit 10.28 to Annual Report on Form 10-K filed March 1, 2019
10.20*	Offer Letter, dated March 15, 2019, by and between Welbilt, Inc. and Martin D. Agard	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2019
10.21*	Letter Agreement, dated as of April 3, 2019, between Welbilt, Inc. and Haresh Shah	Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 8, 2019
21.1	Subsidiaries of Welbilt, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (included as Exhibit 101).	Filed herewith
* Represents a management contract or compensatory plan, contract or arrangement.

WELBILT, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2019, 2018 and 2017

(in millions)	Balance at beginning of period	Charges to (recoveries from) costs and expenses	Utilization of reserve	Other (1)	Balance at end of period
Year ended December 31, 2017
Allowance for doubtful accounts	$5.3	(0.9)	(0.7)	0.3	$4.0
Deferred tax valuation allowance	$59.9	4.8	(18.9)	(4.8)	$41.0
Year ended December 31, 2018
Allowance for doubtful accounts	$4.0	0.6	(0.6)	(0.1)	$3.9
Deferred tax valuation allowance	$41.0	(0.2)	—	(0.1)	$40.7
Year ended December 31, 2019
Allowance for doubtful accounts	$3.9	(0.1)	—	0.2	$4.0
Deferred tax valuation allowance	$40.7	(1.6)	(10.8)	—	$28.3
(1) Other changes to the balances for allowance for doubtful accounts and the deferred tax valuation allowance consist primarily of the impact of foreign exchange rates in all periods presented with the exception of the year ended December 31, 2017 where the deferred tax valuation allowance is primarily reflective of the impact of the change in the United States corporate statutory tax rate on capital loss carryforwards.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2020

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Johnson
William C. Johnson, President and Chief Executive Officer	February 26, 2020
(Principal Executive Officer and Director)

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer	February 26, 2020
(Principal Financial Officer)

/s/ Jamie E. Palm
Jamie E. Palm, Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2020
(Principal Accounting Officer)

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director and Chairperson of the Board	February 26, 2020

/s/ Dino J. Bianco
Dino J. Bianco, Director	February 26, 2020

/s/ Joan K. Chow
Joan K. Chow, Director	February 26, 2020

/s/ Thomas D. Davis
Thomas D. Davis, Director	February 26, 2020

/s/ Janice L. Fields
Janice L. Fields, Director	February 26, 2020

/s/ Brian R. Gamache
Brian R. Gamache, Director	February 26, 2020

/s/ Andrew Langham
Andrew Langham, Director	February 26, 2020