Form 10-Q
period 2020-03-31
Welbilt, Inc.
filed 2020-05-06
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of May 4, 2020, the latest practicable date, was 141,498,896.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$328.9	$375.3
Cost of sales	214.1	248.8
Gross profit	114.8	126.5
Selling, general and administrative expenses	86.5	88.3
Amortization expense	9.7	9.5
Restructuring and other expenses	6.8	4.2
Loss from impairment and disposal of assets — net	11.2	—
Earnings from operations	0.6	24.5
Interest expense	21.3	24.0
Other (income) expense — net	(5.4)	3.0
Loss before income taxes	(15.3)	(2.5)
Income taxes	(0.2)	0.1
Net loss	$(15.1)	$(2.6)
Per share data:
Loss per share — Basic	$(0.11)	$(0.02)
Loss per share — Diluted	$(0.11)	$(0.02)
Weighted average shares outstanding — Basic	141,430,614	140,612,213
Weighted average shares outstanding — Diluted	141,430,614	140,612,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Loss
(In millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(15.1)	$(2.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28.2)	—
Unrealized loss on derivatives	(0.4)	(1.0)
Employee pension and postretirement benefits	2.0	(1.2)
Total other comprehensive loss, net of tax	(26.6)	(2.2)
Comprehensive loss	$(41.7)	$(4.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$148.5	$130.7
Accounts receivable, less allowance of $4.7 and $4.0, respectively	190.0	183.6
Inventories — net	200.9	186.4
Prepaids and other current assets	46.5	28.2
Total current assets	585.9	528.9
Property, plant and equipment — net	124.6	127.5
Operating lease right-of-use assets	38.3	39.9
Goodwill	929.7	933.1
Other intangible assets — net	481.9	507.7
Other non-current assets	24.6	28.2
Total assets	$2,185.0	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$113.8	$104.4
Accrued expenses and other liabilities	141.3	192.4
Current portion of long-term debt and finance leases	1.9	1.2
Product warranties	31.9	33.3
Total current liabilities	288.9	331.3
Long-term debt and finance leases	1,506.1	1,403.1
Deferred income taxes	87.1	81.9
Pension and postretirement health liabilities	30.4	32.8
Operating lease liabilities	27.5	29.1
Other long-term liabilities	32.0	34.1
Total non-current liabilities	1,683.1	1,581.0
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,487,527 shares and 141,213,995 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(28.9)	(31.0)
Retained earnings	309.0	324.5
Accumulated other comprehensive loss	(68.1)	(41.5)
Treasury stock, at cost, 61,712 shares and 58,935 shares, as of March 31, 2020 and December 31, 2019, respectively	(0.4)	(0.4)
Total equity	213.0	253.0
Total liabilities and equity	$2,185.0	$2,165.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(15.1)	$(2.6)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	5.2	4.9
Amortization of intangible assets	10.0	9.5
Amortization of debt issuance costs	1.1	1.2
Deferred income taxes	7.0	—
Stock-based compensation expense	1.0	2.9
Loss from impairment and disposal of assets	11.2	—
Pension settlement	—	1.2
Gain on remeasurement of debt and other realized foreign currency derivative	—	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	(11.2)	(296.2)
Inventories	(19.1)	(14.5)
Other assets	(16.4)	(2.0)
Trade accounts payable	11.7	(26.7)
Other current and long-term liabilities	(57.9)	(33.9)
Net cash used in operating activities	(72.5)	(357.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	196.0
Capital expenditures	(5.6)	(4.8)
Other	(3.9)	0.2
Net cash (used in) provided by investing activities	(9.5)	191.4
Cash flows from financing activities
Proceeds from long-term debt	128.0	196.5
Repayments on long-term debt and finance leases	(23.3)	(32.8)
Repayment of short-term borrowings	—	(15.0)
Payment of contingent consideration	—	(0.8)
Exercises of stock options	1.1	0.6
Payments on tax withholdings for equity awards	(0.7)	(1.8)
Net cash provided by financing activities	105.1	146.7
Effect of exchange rate changes on cash	(5.3)	1.0
Net increase (decrease) in cash and cash equivalents and restricted cash	17.8	(17.9)
Balance at beginning of period	130.7	73.2
Balance at end of period	$148.5	$55.3

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$11.6	$11.0
Cash paid for interest, net of related hedge settlements	$31.4	$23.3

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$—	$238.6
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$5.5	$0.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2019	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$(0.4)	$253.0
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	(0.4)	—	—	(0.4)
Net loss	—	—	—	(15.1)	—	—	(15.1)
Issuance of common stock, stock-based compensation plans	273,532	—	1.1	—	—	—	1.1
Stock-based compensation expense	—	—	1.0	—	—	—	1.0
Other comprehensive loss	—	—	—	—	(26.6)	—	(26.6)
Balance as of March 31, 2020	141,487,527	$1.4	$(28.9)	$309.0	$(68.1)	$(0.4)	$213.0

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption (1)	—	—	—	0.2	—	—	0.2
Net loss	—	—	—	(2.6)	—	—	(2.6)
Issuance of common stock, stock-based compensation plans	604,511	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Balance as of March 31, 2019	140,857,204	$1.4	$(38.0)	$266.0	$(43.8)	$(0.3)	$185.3
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

WELBILT, INC.
Notes to Unaudited Consolidated Financial Statements

1. Business and Organization

Welbilt, Inc. ("Welbilt" or the "Company") is one of the world’s leading commercial foodservice equipment companies leveraging a full suite of equipment capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. Headquartered in New Port Richey, Florida, the Company was incorporated in Delaware in 2015 and became publicly traded in March 2016 after a spin-off from its former parent. The Company operates 20 manufacturing facilities globally at which it designs, manufactures and supplies best-in-class equipment for the global commercial foodservice market, consisting of commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. The Company sells its products through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives.

The Company manages its business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including the Middle East, Africa, Russia and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Welbilt and its subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, asset impairments, warranty costs, product liability costs, employee benefit programs, sales rebates, loss contingencies and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the financial position as of March 31, 2020 and December 31, 2019 and the cash flows for the three months ended March 31, 2020 and 2019, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. This standard was effective for the Company on January 1, 2020 and has been adopted prospectively for applicable implementation costs incurred subsequent to the effective date.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," including subsequent amendments issued thereafter which clarify the standard (collectively, "Topic 326"), which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. In accordance with Topic 326, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This standard was effective for the Company on January 1, 2020 and, upon adoption, the Company recorded an additional expected credit loss allowance with an offsetting adjustment to retained earnings of $0.4 million.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilizes LIBOR as a basis. As the Company has not completed a modification of the interest component of this financial instrument and does not have related outstanding hedges in place as of March 31, 2020, the guidance has not impacted the Company's consolidated financial statements to date. The Company will evaluate the impact of adopting this guidance at the time such transition to an alternative reference rate occurs.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which amends, and is intended to simplify, existing guidance related to the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This guidance is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact this new standard will have on the Company's consolidated financial statements.

Recent accounting guidance not discussed is not applicable, did not have, or is not expected to have a material impact on the Company.

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

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash receipts on the reacquired receivables were $65.0 million for the three months ended March 31, 2019 and have been classified as an investing activity in the Company's Consolidated Statements of Cash Flows.

4. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	March 31,	December 31,
	2020	2019
Inventories — net:
Raw materials	$84.0	$81.4
Work-in-process	14.8	14.2
Finished goods	106.3	95.0
Total inventories at FIFO cost	205.1	190.6
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Total inventories — net	$200.9	$186.4

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	March 31,	December 31,
	2020	2019
Property, plant and equipment — net:
Land	$9.6	$9.7
Building and improvements	92.7	93.2
Machinery, equipment and tooling	220.9	223.3
Furniture and fixtures	7.4	7.6
Computer hardware and software for internal use	65.4	66.1
Construction in progress	21.5	22.0
Total cost	417.5	421.9
Less accumulated depreciation	(292.9)	(294.4)
Total property, plant and equipment — net	$124.6	$127.5

6. Goodwill and Other Intangible Assets — Net

The Company's annual impairment tests of goodwill and intangible assets with indefinite lives are performed as of June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The Company's trademarks and tradenames are classified as indefinite-lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets.

The goodwill impairment test is performed for the Company's reporting units, which are the Americas, EMEA and APAC. The long-lived asset impairment testing is performed at the Company's unit of account level, which is the Americas, EMEA and APAC. As a result of the decrease in demand for commercial foodservice equipment and aftermarket parts resulting from the COVID-19 pandemic and impacts on the Company's current and estimated future operating cash flows, management reviewed the Company's goodwill and indefinite-lived intangible assets to determine whether it was more-likely-than-not that the fair value of such assets was less than their carrying amount as of March 31, 2020.

The review included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units or indefinite-lived intangible assets. These events and circumstances include, but are not limited to, macroeconomic conditions (including the impact of COVID-19), industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The majority of the Company's goodwill and indefinite-lived intangible assets were generated on a legacy basis and as a result have fair values that sufficiently exceed their underlying carrying values. However, additional goodwill and indefinite-lived intangible assets attributable to the EMEA and APAC regions were generated as a result of a recent acquisition in April 2018.

Management's review concluded for each of its reporting units and for the Americas indefinite-lived assets that it is not more-likely-than-not that the fair value is less than the carrying amount based on the preponderance of evidence. Therefore, no impairment is indicated and no impairment test was required to be performed as of March 31, 2020. However, for both the EMEA and APAC indefinite-lived intangible assets, the review indicated, based on limited fair value cushion and overall financial performance expectations, that it is more-likely-than-not that the fair value of the indefinite-lived intangible assets is less than the carrying amount and, therefore, a quantitative impairment test was performed as of March 31, 2020.

The Company estimated the fair value of the EMEA and APAC indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. This approach is dependent upon several factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. Management based its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. These estimated fair values were then compared to the carrying values of the relevant indefinite-lived intangible asset and to the extent the carrying value exceeded the estimated fair value, an impairment loss was recognized in the amount by which the carrying amount of the asset exceeded the estimated fair value of the asset. As of March 31, 2020, the Company determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value. As a result, an impairment charge was recognized in the amount of $11.1 million, which was recorded as a component of "Loss from impairment and disposal of assets — net" for the three months ended March 31, 2020. Management determined that the fair value of the indefinite-lived intangible assets in the APAC region exceeded the carrying value of these assets and, therefore, concluded there was no impairment of these assets as of March 31, 2020.

The duration and severity of the COVID-19 pandemic or other industry or competitive changes could result in additional future impairment charges to the Company's goodwill and remaining indefinite-lived intangible assets. Despite management's implemented strategies to address these events, a prolonged or more pronounced effect of the pandemic could negatively impact the results of operations and future financial performance expectations, resulting in changes in operating plans, or cause other adverse changes in the business, the foodservice industry or the macroeconomic environment, such as interest rate changes, that could trigger an impairment in the future.

The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2019	$1,144.8	$284.1	$19.9	$1,448.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2019	$832.6	$80.6	$19.9	$933.1

Foreign currency impact	$—	$(2.8)	$(0.6)	$(3.4)
Gross balance as of March 31, 2020	1,144.8	281.3	19.3	1,445.4
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of March 31, 2020	$832.6	$77.8	$19.3	$929.7

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Customer relationships	$470.7	$—	$(249.8)	$220.9	$472.8	$(243.6)	$229.2
Trademarks and trade names	214.8	(11.1)	—	203.7	217.6	—	217.6
Other intangibles	165.7	—	(112.2)	53.5	166.9	(109.8)	57.1
Patents	5.8	—	(2.0)	3.8	5.8	(2.0)	3.8
Total	$857.0	$(11.1)	$(364.0)	$481.9	$863.1	$(355.4)	$507.7

7. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	March 31,	December 31,
	2020	2019
Accrued expenses and other liabilities:
Accrued rebates and commissions	$32.6	$56.2
Miscellaneous accrued expenses	34.9	37.8
Employee related expenses	27.9	34.7
Interest payable	5.7	15.8
Operating lease liabilities	10.1	10.0
Restructuring liabilities	7.4	6.3
Business Transformation Program related expenses	4.1	5.8
Derivative liabilities	1.8	5.0
Income and other taxes payable	7.7	11.2
Deferred revenues	2.7	3.1
Customer deposits	2.9	3.1
Pension and postretirement health liabilities	2.1	2.1
Product liabilities	1.4	1.3
Total accrued expenses and other liabilities	$141.3	$192.4

8. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods.

For the three months ended March 31, 2020, the Company recorded a $0.2 million income tax benefit, reflecting a 1.3% effective tax rate, compared to a $0.1 million income tax provision, reflecting a (4.0)% effective tax rate, recorded for the three months ended March 31, 2019. The increase in effective tax rate for the three months ended March 31, 2020 compared to the same period of the prior year is primarily due to changes in discrete tax items as a result of the CARES Act and the relative weighting of jurisdictional income and loss. For the three months ended March 31, 2020, the income tax benefit includes net discrete expenses of $4.6 million primarily related to the provisions of the CARES Act including changes allowing for net operating loss carryback and an increase in the allowable deduction limitation of interest expense (from 30% to 50%), compared to $0.8 million discrete expenses related to stock-based compensation and foreign tax adjustments for the three months ended March 31, 2019.

The Company’s effective tax rate for the three months ended March 31, 2020 varies from the 21.0% U.S. federal statutory rate primarily due to discrete tax items generated from the provisions of the CARES Act for net operating loss carryback and interest limitations, foreign income or loss before income taxes, relative weighting of foreign earnings before income taxes, including the impact of the indefinite-lived intangible asset impairment in the Company's EMEA region. The Company's effective tax rate for the three months ended March 31, 2019 varies from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. Foreign earnings are generated from operations in the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act, as temporarily modified under the CARES Act. Due to the revised interest deduction limitations of the CARES Act, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with the U.S. interest expense as of March 31, 2020. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company’s operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $4.1 million and $4.2 million as of March 31, 2020, and December 31, 2019, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.1 million to $0.5 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017 federal income tax return as well as various other state income tax and jurisdictional audits. As of March 31, 2020, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

As of March 31, 2020, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions, and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

9. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	March 31, 2020		December 31, 2019
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$244.9	4.37%	$141.8	5.00%
Term Loan B Facility	855.0	4.50%	855.0	5.11%
9.50% Senior Notes due 2024	425.0	9.72%	425.0	9.72%
Finance leases	2.2	4.83%	2.5	4.83%
Total debt and finance leases, including current portion	1,527.1		1,424.3
Less current portion:
Term Loan B Facility	(0.8)		—
Finance leases	(1.1)		(1.2)
Unamortized debt issuance costs (1)	(19.5)		(20.5)
Hedge accounting fair value adjustment (2)	0.4		0.5
Total long-term debt and finance leases	$1,506.1		$1,403.1
(1) Total debt issuance costs, net of amortization as of March 31, 2020 and December 31, 2019 were $21.9 million and $23.0 million, respectively, of which $2.4 million and $2.5 million, respectively, are related to the Revolving Credit Facility (as defined below) and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
(2) Balance represents deferred gains from the terminations of interest rate swaps designated as fair value hedges.

In March 2016, the Company entered into a credit agreement, as amended, restated, supplemented or otherwise modified from time to time (the "2016 Credit Agreement") for a $1,300.0 million Senior Secured Credit Facility consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million (the "Term Loan B Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "Revolving Credit Facility"). The 2016 Credit Agreement also provides for (i) a sublimit for the issuance of letters of credit under the revolving commitments up to $30.0 million and (ii) an aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the proforma secured leverage ratio does not exceed 3.75:1.00. The maturities of the Term Loan B Facility and Revolving Credit Facility are October 2025 and October 2023, respectively.

Through the first half of 2019, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings for the revolving credit facility were 2.25% and 1.25%, respectively.

Due to the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for the Company's products, on April 17, 2020, the Company further amended the 2016 Credit Agreement to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with financial covenants of the Revolving Credit Facility for the quarter ending June 30, 2020. In addition, the Company executed contingency plans for its operations and took steps to reduce operating expenses and capital spending as necessary, including reductions in the size of our workforce and temporary employee furloughs. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, however, due to the inherent uncertainty of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future. See Note 20, "Subsequent Event," for additional information related to this amendment.

As of March 31, 2020, the Company had $4.1 million in outstanding stand-by letters of credit and $151.0 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of March 31, 2020, the Company also had $1.3 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowing under the Revolving Credit Facility.

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

As of March 31, 2020, the Company was in compliance with all affirmative and negative covenants pertaining to its financing arrangements.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. Commodity swaps and foreign currency exchange contracts are designated as cash flow hedges of forecasted purchases of commodities and currencies, certain interest rate swaps are designated as cash flow hedges of floating-rate borrowings, and the remainder of the instruments are designated as fair value hedges of fixed-rate borrowings and a cross-currency interest rate swap as a hedge of net investments in its foreign subsidiaries.

Discontinuance of Cash Flow Hedge Accounting for Commodity Contracts

Through September 30, 2019 the Company designated all of its commodity derivative contracts as cash flow hedges, for which unrealized changes in fair value were recorded to "Accumulated other comprehensive loss" ("AOCI") in the Company's Consolidated Balance Sheets, to the extent the commodity hedges were effective. As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts and as a result, the Company now recognizes all future gains and losses from changes in the fair value of the commodity derivative immediately in earnings. As a result of discontinuing hedge accounting effective October 1, 2019, the associated amounts in AOCI as of September 30, 2019 remained in AOCI and will be reclassified into earnings when the original hedged transaction affects earnings or it becomes probable that the forecasted transactions will not occur.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $1.1 million of unrealized losses, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

In March 2017, the Company entered into two interest rate swap agreements with a total notional amount of $600.0 million, to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These interest rate swap agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. These interest rate swap agreements with notional amounts of $425.0 million and $175.0 million matured in the first quarter of 2020 and 2019, respectively.

The Company's outstanding currency forward contracts entered into as hedges of forecasted transactions are as follows:

Currency	Units Hedged
	March 31,	December 31,
	2020	2019
Canadian Dollar	4,608,000	8,014,000
Euro	4,073,000	7,593,000
British Pound	4,342,932	8,046,471
Mexican Peso	65,150,000	111,250,000
Singapore Dollar	1,210,000	2,019,000

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended March 31,		Location	Three Months Ended March 31,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(1.1)	$(0.1)	Cost of sales	$(0.1)	$(0.3)
Commodity contracts	—	0.2	Cost of sales	(0.5)	(0.1)
Interest rate swap contracts	—	(0.6)	Interest expense	—	1.1
Total	$(1.1)	$(0.5)		$(0.6)	$0.7

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$214.1	$21.3	$248.8	$24.0
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$0.1	$—	$(7.0)
Derivative designated as hedging instrument	$—	$—	$—	$6.6

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.1)	$—	$(0.3)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.5)	$—	$(0.1)	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$1.1

Hedge of net investment in foreign operations strategy

For derivative instruments that qualify and are designated as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as a component of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

In March 2017, the Company entered into a three-year cross-currency interest rate swap contract ("CCS") for a notional value of €50.0 million to protect the value of its net investment in Euros. Prior to its expiration in March 2020, the carrying value of the net investment in Euros was designated as a hedging instrument and remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in AOCI. Upon expiration of the CCS in March 2020, the Company paid $4.1 million representing the final notional exchange at the expiration date spot exchange rate, which has been classified as an investing activity in the Company's Consolidated Statements of Cash Flows.

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations were as follows:

Derivative in net investment hedging relationship	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Three Months Ended		Location	Three Months Ended		Location	Three Months Ended
	March 31,			March 31,			March 31,
	2020	2019		2020	2019		2020	2019
Interest rate swap contract	$(0.8)	$1.6	N/A	$—	$—	Other (income) expense — net	$0.3	$0.4

N/A = Not applicable

Derivatives Not Designated as Hedging Instruments

The Company enters into commodity and foreign currency exchange contracts that are not designated as hedge relationships to offset, in part, the impact of certain intercompany transactions and to further mitigate certain other short-term commodity and currency impacts, as identified. For derivative instruments that are not designated as hedging instruments, the gains or losses on the derivatives are recognized in current earnings within "Other (income) expense — net" in the Consolidated Statements of Operations.

The Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

Commodity	Contracted Units		Unit
	March 31,	December 31,
	2020	2019
Aluminum	392	524	MT
Copper	189	269	MT
Steel	908	1,778	Short tons

Currency	Contracted Units
	March 31,	December 31,
	2020	2019
Singapore Dollar	28,367,000	28,427,000
Euro	81,085,000	75,557,000
British Pound	26,488,585	20,323,932
Mexican Peso	13,500,000	11,805,000
Swiss Franc	6,400,000	7,000,000
Canadian Dollar	997,000	1,330,000

The location and impact on the Consolidated Statements of Operations for gains or losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Three Months Ended March 31,
	2020	2019
Foreign currency exchange contracts	$(2.0)	$2.8	Other (income) expense — net
Commodity contracts	(0.5)	—	Other (income) expense — net
Total	$(2.5)	$2.8

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		March 31,	December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$—	$0.8
Total derivatives designated as hedging instruments		$—	$0.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.6	$0.4
Total derivatives NOT designated as hedging instruments		$0.6	$0.4

Total asset derivatives		$0.6	$1.2

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		March 31,	December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.8	$0.6
Interest rate swap contracts	Accrued expenses and other liabilities	—	3.2
Total derivatives designated as hedging instruments		$0.8	$3.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.3	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.7	0.6
Total derivatives NOT designated as hedging instruments		$1.0	$1.2

Total liability derivatives		$1.8	$5.0

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

The Company utilizes the best available information in measuring fair value. The carrying values of cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of March 31, 2020 and December 31, 2019, as applicable, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 9, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $671.7 million and $860.9 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the Company's Senior Notes was approximately $359.7 million and $450.9 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in millions)	Fair Value
	March 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Total current assets at fair value	—	0.6	—	0.6
Total assets at fair value	$—	$0.6	$—	$0.6

Current liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1
Commodity contracts	—	0.7	—	0.7
Total current liabilities at fair value	—	1.8	—	1.8
Total liabilities at fair value	$—	$1.8	$—	$1.8

(in millions)	Fair Value
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Total current assets at fair value	—	1.2	—	1.2
Total assets at fair value	$—	$1.2	$—	$1.2

Current liabilities:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	3.2	—	3.2
Total current liabilities at fair value	—	5.0	—	5.0
Total liabilities at fair value	$—	$5.0	$—	$5.0

12. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of March 31, 2020 and December 31, 2019, the Company had reserved $42.0 million and $43.9 million, respectively, for warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

As of March 31, 2020, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices. In the U.S., the Company's current self-insured retention level is $0.3 million per occurrence and $1.0 million in the aggregate for product liability claims. In Canada, the Company's current self-insured retention level is $0.1 million per occurrence and $2.0 million in the aggregate for product liability claims. In addition, the Company's current self-insured retention level for commercial general liability is $2.0 million in the aggregate.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.4 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively, of which $0.8 million and $0.7 million, respectively, was reserved for specific cases and of which $0.6 million was reserved for each period for claims, calculated using actuarial methods, anticipated to have occurred but are not yet reported. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of both March 31, 2020 and December 31, 2019, the Company held reserves for environmental matters related to certain of its current and former facilities of approximately $0.7 million, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of March 31, 2020 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit was captioned Schlimm v. Welbilt, Inc., et al.,("Schlimm lawsuit") and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of its periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of its internal control over financial reporting. The lawsuit sought an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants’ motion and dismissed the Schlimm lawsuit without prejudice. On March 30, 2020, the Court issued an amended order of dismissal with prejudice. On April 2, 2020, the plaintiffs filed a notice of appeal regarding the Court’s order granting the defendants’ motion to dismiss. The appeal is pending.

On March 15, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., ("Quinney lawsuit") and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On April 1, 2020, the parties filed a stipulation of dismissal, and the Delaware court dismissed the Quinney lawsuit without prejudice.

On September 4, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit was captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., ("Kosby lawsuit") and alleged violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit sought an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 18, 2020, the plaintiff filed a notice of voluntary dismissal, and on March 19, 2020, the Florida court dismissed the Kosby lawsuit without prejudice.

The Company intends to defend vigorously against all lawsuits, as they may arise in the ordinary course of business. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of these lawsuits and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of each of these lawsuits will not have a material adverse effect on the Company's future results of operations or financial condition.

The Company voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its analysis of relevant records of import activity an estimated range of potential loss for customs duties, fees and interest owed for previously imported products through March 31, 2020 to be $3.1 million to $9.0 million. Additional losses will continue to be generated for future period activity and interest until the disclosure is perfected with CBP. No amount within the range of loss is more likely than any other and, therefore, the Company recorded a charge of $3.1 million representing the low end of the range of potential loss. This charge has been included as a component of "Restructuring and other expenses" in the Consolidated Statements of Operations for the three months ended March 31, 2020 and "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of March 31, 2020. The Company's analysis is ongoing and it expects to settle the final determination of the obligation in cash at such time that its disclosure is perfected with CBP. The Company cannot predict with any certainty the outcome of CBP's review of the Company's analysis.

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

The product warranty liability activity for the three months ended March 31, 2020 is as follows:

(in millions)
Balance as of December 31, 2019(1)	$43.9
Additions for issuance of warranties	8.4
Settlements (in cash or in kind)	(9.5)
Currency translation impact	(0.8)
Balance as of March 31, 2020(1)	$42.0

(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $10.1 million and $10.6 million as of March 31, 2020 and December 31, 2019, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of both March 31, 2020 and December 31, 2019, was $1.8 million. The long-term portion of deferred revenue on extended warranties, included in "Other long-term liabilities" in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, was $3.7 million and $3.8 million, respectively.

14. Employee Benefit Plans

The Company sponsors and maintains defined benefit retirement plans and postretirement health and other plans for certain retired and resigned employees. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement. The current plans are based largely upon benefit plans maintained prior to the spin-off from the Company's former parent and are generally closed to new participants.

The components of the periodic benefit costs for the defined benefit plans are as follows:

(in millions)	Three Months Ended March 31,
	2020		2019
	Pension Plans	Postretirement Health Plans	Pension Plans	Postretirement Health Plans
Interest cost of projected benefit obligations	$1.0	$—	$1.3	$0.1
Expected return on assets	(1.0)	—	(1.2)	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial net loss	0.6	0.2	0.5	0.1
Settlement loss recognized	—	—	1.2	—
Net periodic benefit cost	$0.6	$0.1	$1.8	$0.2

The components of periodic benefit costs are included in "Other (income) expense — net" in the Consolidated Statements of Operations.

During the first quarter of 2019, the Company took various actions to settle a portion of its United Kingdom pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash settlement loss of approximately $1.2 million, related to the accelerated recognition of unamortized losses for the three months ended March 31, 2019, which are included in "Other (income) expense — net" in the Consolidated Statements of Operations.

15. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate the Company's long-term growth and margin targets and to refine the Company's execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. The Company currently expects the Transformation Program to extend through 2021, however, the business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the execution costs and related savings the Company expects from this program. For the three months ended March 31, 2020 and 2019, the Transformation Program costs consisted primarily of fees for consulting services.

The components of Transformation Program expense incurred are as follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Transformation Program expense:
Cost of sales	$0.8	$—
Selling, general and administrative expenses	10.8	5.8
Total	$11.6	$5.8

Restructuring

The Company periodically takes action to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company, including actions associated with the Transformation Program. These actions generally include facility rationalization, headcount reductions and organizational integration activities resulting from discrete restructuring events, which are supported by approved plans for workforce reductions.

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2020 Plans	2019 and Previous Plans			Total
	Workforce reductions	Workforce reductions	Other	Pension withdrawal obligation
Restructuring liability as of December 31, 2019	$—	$5.0	$—	$9.9	$14.9
Restructuring activities	2.8	0.8	0.1	—	3.7
Cash payments	(0.4)	(2.0)	—	(0.3)	(2.7)
Non-cash adjustments (1)	(0.1)	—	(0.1)	—	(0.2)
Restructuring liability as of March 31, 2020	$2.3	$3.8	$—	$9.6	$15.7

(1) Non-cash adjustments represent stock-based compensation resulting from the accelerated vesting of certain stock awards and accelerated depreciation recorded during the period.

As of March 31, 2020 and December 31, 2019, the current portion of the restructuring liability was $7.4 million and $6.3 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the long-term portion of the restructuring liability was $8.3 million and $8.6 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. The long-term portion of the restructuring liability consists of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities and is expected to be satisfied in April of 2026.

The Company's restructuring expense by segment is as follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Americas	$2.2	$1.7
EMEA	0.3	0.4
APAC	0.5	0.1
Corporate	0.7	2.0
Total restructuring activities	$3.7	$4.2

The Company's restructuring expense is reported as follows in the Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31,
	2020	2019
Cost of sales	$0.1	$—
Restructuring and other expenses	3.6	4.2
Total restructuring activities	$3.7	$4.2

During the first quarter of 2020, the Company executed a workforce reduction in the Americas region and Corporate as well as a limited management restructuring to reduce operating expenses primarily in response to the negative impact of the global COVID-19 pandemic on the Company's operations. As a result of these actions, the Company expects to incur severance and related costs of approximately $4.0 million, consisting of $2.2 million in the Americas region and $1.8 million in the Corporate division. During the first quarter of 2020, the Company recognized $2.8 million of these severance and related costs, consisting of $2.2 million in the Americas and $0.6 million in the Corporate division, which are included in "Restructuring and other expenses" in the Consolidated Statements of Operations. The remaining $1.2 million of restructuring costs are expected to be recognized through the second quarter of 2020.

During the first quarter of 2020, the Company also recognized $0.8 million of severance and related costs included in "Restructuring and other expenses" and $0.1 million of accelerated depreciation included in "Cost of sales" in connection with restructuring actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The remaining $1.3 million of restructuring costs related to these actions are expected to be recognized throughout the remainder of the year ending December 31, 2020 as the details of the restructuring actions are communicated to the remaining impacted employees and continuing service requirements are met.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred in the three months ended March 31, 2020 and 2019, respectively.

During the first quarter of 2019, the Company recognized $4.2 million of severance and related costs resulting from a global workforce reduction and limited executive management and restructuring actions during the first quarter of 2019. The remaining $1.2 million of severance and related costs was recognized during the second quarter of 2019 related to continuing service requirements associated with these actions. These severance and related costs are included in "Restructuring and other expenses" in the Company's Consolidated Statements of Operations during the respective periods incurred.

16. Accumulated Other Comprehensive Loss

Comprehensive income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	March 31,	December 31,
	2020	2019
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $0.9 million and $1.6 million, respectively	$(32.5)	$(4.3)
Derivative instrument fair market value, net of income tax expense of $0.7 million and $0.8 million, respectively	(2.0)	(1.6)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.4 million and $6.5 million, respectively	(33.6)	(35.6)
Total accumulated other comprehensive loss	$(68.1)	$(41.5)

The summary of changes in AOCI for the three months ended March 31, 2020 and 2019 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
Other comprehensive (loss) income before reclassifications	(27.5)	(1.1)	1.4	(27.2)
Reclassifications	—	0.6	0.7	1.3
Tax effect	(0.7)	0.1	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(28.2)	(0.4)	2.0	(26.6)
Balance as of March 31, 2020	$(32.5)	$(2.0)	$(33.6)	$(68.1)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(2.9)	(3.1)
Reclassifications	—	(0.7)	1.8	1.1
Tax effect	(0.3)	0.2	(0.1)	(0.2)
Net current period other comprehensive loss	—	(1.0)	(1.2)	(2.2)
Balance as of March 31, 2019	$(6.5)	$(0.2)	$(37.1)	$(43.8)

(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction through its expiration in March 2020. Reclassification adjustments are made to avoid including items in both comprehensive income and net earnings.

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended March 31,		Recognized Location
	2020	2019
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.1)	$(0.3)	Cost of sales
Commodity contracts	(0.5)	(0.1)	Cost of sales
Interest expense	—	1.1	Interest expense
(Losses) gains on cash flow hedges, before tax	(0.6)	0.7
Tax effect	0.1	0.1	Income taxes
(Losses) gains on cash flow hedges, net of tax	$(0.5)	$0.8

Amortization of pension and postretirement items:
Amortization of prior service cost	$0.1	$—	Other (income) expense — net
Actuarial losses	(0.8)	(0.6)	Other (income) expense — net
Pension settlement	—	(1.2)	Other (income) expense — net
Amortization of pension and postretirement items, before tax	(0.7)	(1.8)
Tax effect	0.1	0.1	Income taxes
Amortization of pension and postretirement items, net of tax	$(0.6)	$(1.7)

Total reclassifications, net of tax	$(1.1)	$(0.9)

17. Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. Since the Company reported a net loss for each of the periods presented, basic loss per share is the same as diluted loss per share as the inclusion of all potential shares of common stock would be antidilutive.

The following table summarizes the number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	March 31,	March 31,
	2020	2019
Potential shares of common stock:
Stock options	2,372,495	2,232,634
Unvested restricted stock units	575,758	438,978
Unvested performance share units(1)	691,494	617,068
Total potential shares of common stock	3,639,747	3,288,680
(1) The number of performance share units that vest is determined for each grant based on the achievement of certain Company performance criteria over the 3-year period, as set forth in each respective award agreement, and may range from zero to 200% of the target shares granted. The unvested performance share units are presented at 100% achievement of the performance target for determination of potential shares of common stock.

18. Business Segments

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" result. Adjusted Operating EBITDA is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

During the first quarter of 2020, the Company revised the allocation of certain of its functional expenses between the corporate-level and the geographic business segments. Management believes the revised allocation methodology better aligns the operating results of the geographic business segments with how management assesses performance and makes operating decisions. The prior period segment results and related disclosures have been recast to conform to the current period presentation. These changes did not impact the Company's previously reported consolidated financial results.

Financial information relating to the Company's geographic business segments is as follows:

(in millions, except percentage data)	Three Months Ended March 31,
	2020	2019
Net sales:
Americas	$250.5	$275.1
EMEA	90.0	106.7
APAC	51.3	54.8
Elimination of intersegment sales	(62.9)	(61.3)
Total net sales	$328.9	$375.3

Segment Adjusted Operating EBITDA:
Americas	$52.3	$44.5
EMEA	13.6	18.2
APAC	8.2	7.9
Total Segment Adjusted Operating EBITDA	74.1	70.6
Corporate and unallocated expenses	(28.6)	(20.5)
Amortization expense	(10.0)	(9.5)
Depreciation expense	(5.2)	(4.9)
Transaction costs (1)	(0.1)	(0.4)
Other items (2)	(3.1)	(0.8)
Transformation Program expense (3)	(11.6)	(5.8)
Restructuring activities (4)	(3.7)	(4.2)
Loss from impairment and disposal of assets — net	(11.2)	—
Earnings from operations	0.6	24.5
Interest expense	(21.3)	(24.0)
Other income (expense) — net	5.4	(3.0)
Loss before income taxes	$(15.3)	$(2.5)
(1) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the three months ended March 31, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the three months ended March 31, 2020, other items represent the loss contingency estimate of amounts due for custom duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the three months ended March 31, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."

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

Adjusted Operating EBITDA % by segment (5):
Americas	20.9%	16.2%
EMEA	15.1%	17.1%
APAC	16.0%	14.4%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended March 31,
	2020	2019
Third-party net sales by geographic area (6):
United States	$204.4	$225.0
Other Americas	18.5	20.3
EMEA	69.2	88.6
APAC	36.8	41.4
Total net sales by geographic area	$328.9	$375.3
(6) Net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended March 31, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$182.0	$36.1	$218.1
EMEA	56.0	15.6	71.6
APAC	32.0	7.2	39.2
Total net sales	$270.0	$58.9	$328.9

(in millions)	Three months ended March 31, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$202.6	$38.2	$240.8
EMEA	77.5	13.4	90.9
APAC	36.0	7.6	43.6
Total net sales	$316.1	$59.2	$375.3

Total assets by geographic segment are as follows:

(in millions)	March 31,	December 31,
	2020	2019
Americas	$1,529.1	$1,528.0
EMEA	336.0	349.8
APAC	202.3	211.8
Corporate	117.6	75.7
Total assets	$2,185.0	$2,165.3

19. Subsidiary Guarantors and Senior Notes

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

As disclosed in Note 18, "Business Segments," the Company revised the allocation of certain of its functional expenses between the corporate-level and the geographic business segments during the first quarter of 2020. The impacts of the revised allocation predominantly impact the Parent and Guarantor Subsidiaries financial information reflected in the tables below. The prior period has been recast to conform to the current period presentation. These changes did not impact the Company's previously reported consolidated financial results.

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended March 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$233.1	$210.9	$(115.1)	$328.9
Cost of sales	—	170.0	159.2	(115.1)	214.1
Gross profit	—	63.1	51.7	—	114.8
Selling, general and administrative expenses	18.1	32.8	35.6	—	86.5
Amortization expense	—	7.1	2.6	—	9.7
Restructuring and other expenses	0.7	4.8	1.3	—	6.8
Loss from impairment and disposal of assets — net	—	—	11.2	—	11.2
(Loss) earnings from operations	(18.8)	18.4	1.0	—	0.6
Interest expense	20.8	0.2	0.3	—	21.3
Other (income) expense — net	(4.1)	(6.3)	5.0	—	(5.4)
Equity in earnings (loss) of subsidiaries	5.0	(4.4)	—	(0.6)	—
(Loss) earnings before income taxes	(30.5)	20.1	(4.3)	(0.6)	(15.3)
Income taxes	(15.4)	15.1	0.1	—	(0.2)
Net (loss) earnings	$(15.1)	$5.0	$(4.4)	$(0.6)	$(15.1)
Total other comprehensive loss, net of tax	(26.6)	(25.0)	(24.6)	49.6	(26.6)
Comprehensive loss	$(41.7)	$(20.0)	$(29.0)	$49.0	$(41.7)

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three months ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$247.2	$231.0	$(102.9)	$375.3
Cost of sales	1.0	188.6	162.1	(102.9)	248.8
Gross profit	(1.0)	58.6	68.9	—	126.5
Selling, general and administrative expenses	20.6	35.3	32.4	—	88.3
Amortization expense	—	7.1	2.4	—	9.5
Restructuring and other expenses	1.5	1.3	1.4	—	4.2
(Loss) earnings from operations	(23.1)	14.9	32.7	—	24.5
Interest expense	21.8	0.2	2.0	—	24.0
Other (income) expense — net	(6.4)	(0.7)	10.1	—	3.0
Equity in earnings of subsidiaries	27.1	14.8	—	(41.9)	—
(Loss) earnings before income taxes	(11.4)	30.2	20.6	(41.9)	(2.5)
Income taxes	(8.8)	3.1	5.8	—	0.1
Net (loss) earnings	$(2.6)	$27.1	$14.8	$(41.9)	$(2.6)
Total other comprehensive loss, net of tax	(2.2)	(30.5)	(28.5)	59.0	(2.2)
Comprehensive loss	$(4.8)	$(3.4)	$(13.7)	$17.1	$(4.8)

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	March 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$42.0	$(0.9)	$107.4	$—	$148.5
Accounts receivable — net	—	81.8	108.2	—	190.0
Inventories — net	—	108.8	92.1	—	200.9
Prepaids and other current assets	24.5	3.7	18.3	—	46.5
Total current assets	66.5	193.4	326.0	—	585.9
Property, plant and equipment — net	14.3	70.0	40.3	—	124.6
Operating lease right-of-use assets	0.1	4.7	33.5	—	38.3
Goodwill	—	832.4	97.3	—	929.7
Other intangible assets — net	0.2	337.0	144.7	—	481.9
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,429.7	—	(3,429.7)	—
Investment in subsidiaries	4,406.0	—	—	(4,406.0)	—
Other non-current assets	4.9	3.8	15.9	—	24.6
Total assets	$4,492.0	$4,881.1	$667.6	$(7,855.7)	$2,185.0
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.3	$52.8	$60.7	$—	$113.8
Accrued expenses and other liabilities	20.2	63.1	58.0	—	141.3
Current portion of long-term debt and finance leases	0.9	0.6	0.4	—	1.9
Product warranties	—	20.7	11.2	—	31.9
Total current liabilities	21.4	137.2	130.3	—	288.9
Long-term debt and finance leases	1,475.2	0.6	30.3	—	1,506.1
Deferred income taxes	51.1	—	36.0	—	87.1
Pension and postretirement health liabilities	14.9	10.1	5.4	—	30.4
Intercompany long-term notes payable	15.6	—	4.6	(20.2)	—
Due to affiliates	2,694.6	—	735.0	(3,429.6)	—
Investment in subsidiaries	—	305.2	—	(305.2)	—
Operating lease liabilities	—	2.3	25.2	—	27.5
Other long-term liabilities	6.3	19.7	6.0	—	32.0
Total non-current liabilities	4,257.7	337.9	842.5	(3,755.0)	1,683.1
Total equity (deficit)	212.9	4,406.0	(305.2)	(4,100.7)	213.0
Total liabilities and equity	$4,492.0	$4,881.1	$667.6	$(7,855.7)	$2,185.0

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

(in millions)	December 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.7	$0.7	$119.3	$—	$130.7
Accounts receivable — net	0.1	82.5	101.0	—	183.6
Intercompany trade receivable	—	5.9	—	(5.9)	—
Inventories — net	—	100.2	86.2	—	186.4
Prepaids and other current assets	6.7	6.8	14.7	—	28.2
Total current assets	17.5	196.1	321.2	(5.9)	528.9
Property, plant and equipment — net	17.0	66.4	44.1	—	127.5
Operating lease right-of-use assets	—	3.6	36.3	—	39.9
Goodwill	—	832.4	100.7	—	933.1
Other intangible assets — net	—	344.2	163.5	—	507.7
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,437.2	—	(3,437.2)	—
Investment in subsidiaries	4,400.9	—	—	(4,400.9)	—
Other non-current assets	7.6	4.2	16.4	—	28.2
Total assets	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$49.0	$55.2	$—	$104.4
Accrued expenses and other liabilities	35.3	87.7	69.4	—	192.4
Current portion of long-term debt and finance leases	—	0.7	0.5	—	1.2
Intercompany trade payable	5.9	—	—	(5.9)	—
Product warranties	—	21.9	11.4	—	33.3
Total current liabilities	41.4	159.3	136.5	(5.9)	331.3
Long-term debt and finance leases	1,370.0	0.6	32.5	—	1,403.1
Deferred income taxes	45.0	—	36.9	—	81.9
Pension and postretirement health liabilities	15.5	10.2	7.1	—	32.8
Intercompany long-term notes payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,695.1	—	742.1	(3,437.2)	—
Investment in subsidiaries	—	300.9	—	(300.9)	—
Operating lease liabilities	—	1.8	27.3	—	29.1
Other long-term liabilities	7.4	20.5	6.3	(0.1)	34.1
Total non-current liabilities	4,148.7	334.0	856.5	(3,758.2)	1,581.0
Total equity (deficit)	252.9	4,400.9	(300.9)	(4,099.9)	253.0
Total liabilities and equity	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(69.7)	$(4.5)	$1.7	$—	$(72.5)
Cash flows from investing activities
Capital expenditures	—	(4.5)	(1.1)	—	(5.6)
Intercompany investment	—	7.6	(7.1)	(0.5)	—
Other	(3.9)	—	—	—	(3.9)
Net cash (used in) provided by investing activities	(3.9)	3.1	(8.2)	(0.5)	(9.5)
Cash flows from financing activities
Proceeds from long-term debt	128.0	—	—	—	128.0
Repayments on long-term debt and finance leases	(23.0)	(0.2)	(0.1)	—	(23.3)
Exercises of stock options	1.1	—	—	—	1.1
Payments on tax withholdings for equity awards	(0.7)	—	—	—	(0.7)
Intercompany financing	(0.5)	—	—	0.5	—
Net cash provided by (used in) financing activities	104.9	(0.2)	(0.1)	0.5	105.1
Effect of exchange rate changes on cash	—	—	(5.3)	—	(5.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	31.3	(1.6)	(11.9)	—	17.8
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$42.0	$(0.9)	$107.4	$—	$148.5

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(62.5)	$(138.2)	$(154.0)	$(2.3)	$(357.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	35.6	160.4	—	196.0
Capital expenditures	(1.7)	(2.4)	(0.7)	—	(4.8)
Intercompany investment	—	105.6	(8.9)	(96.7)	—
Other	0.2	—	—	—	0.2
Net cash (used in) provided by investing activities	(1.5)	138.8	150.8	(96.7)	191.4
Cash flows from financing activities
Proceeds from long-term debt	196.5	—	—	—	196.5
Repayments on long-term debt and finance leases	(32.5)	(0.3)	—	—	(32.8)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	0.6	—	—	—	0.6
Payments on tax withholdings for equity awards	(1.8)	—	—	—	(1.8)
Intercompany financing	(96.8)	—	—	96.8	—
Net cash provided by (used in) financing activities	66.0	(1.1)	(15.0)	96.8	146.7
Effect of exchange rate changes on cash	—	—	1.0	—	1.0
Net increase (decrease) in cash and cash equivalents and restricted cash	2.0	(0.5)	(17.2)	(2.2)	(17.9)
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$2.2	$—	$55.3	$(2.2)	$55.3

20. Subsequent Event

Amendment to 2016 Credit Facility

On April 17, 2020, the Company entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility. The terms of the Amendment, among other items, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect as of March 31, 2020 and will return to the March 31, 2020 covenant levels by the fourth quarter of 2021.

The Amendment prohibits draws under the Revolving Credit Facility (i) if the Company has not evidenced compliance with the financial covenants for the year ended December 31, 2021 by delivery of a compliance certificate within 90 days, and ii) to the extent the draw would result in a consolidated cash balance of $100 million or greater (excluding cash held in China) through December 31, 2021, with the exception of draws to meet cash uses anticipated in the ordinary course of business that are expected to be paid within 10 days of the draw. The Amendment also includes additional limitations on restricted payments, investments and other actions that are otherwise allowed under the 2016 Credit Agreement, with a $25.0 million carve-out for a general investments basket. These limitations expire on December 31, 2021.

The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility payable on a quarterly basis. The Company estimates total debt issuance costs in connection with this Amendment to be approximately $2.3 million, which will be capitalized and included as a component of "Other non-current assets" on the Company's Consolidated Balance Sheets and amortized using the effective interest method through the maturity of the Revolving Credit Facility in October 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Cautionary Statements Regarding Forward-Looking Information" below for a discussion of the uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measures” below. The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

Overview

Business Overview

We design, manufacture and supply best-in-class equipment for the global commercial foodservice market which is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. Our products, product-based services and aftermarket parts and service support are recognized by our customers and channel partners for their quality, reliability and durability and support our end customers by improving menus, enhancing operations and reducing costs. We sell our products through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives.

We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including the Middle East, Africa, Russia and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam. These geographic business segments represent the level at which separate financial information is available and which is used by management to assess operating performance and allocate resources. We evaluate our segment performance based upon Adjusted Operating EBITDA (a non-GAAP measure). See the definition of Adjusted Operating EBITDA and other non-GAAP measures used by management within the section titled "Non-GAAP Financial Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, see
Note 18, "Business Segments," of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our geographic business segments.

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the three months ended March 31, 2020 as compared to the same period of the prior year, as applicable, include the following:

•	Net sales were $328.9 million, a decrease of 12.4%.

•	Organic net sales (a non-GAAP measure) decreased 11.6%.

•	Earnings from operations were $0.6 million, which included an impairment charge of $11.1 million on trademark and trade names in our EMEA segment.

•	Adjusted Operating EBITDA (a non-GAAP measure) was $45.5 million, a decrease of 9.2% while Adjusted Operating EBITDA margin (a non-GAAP measure) was 13.8%, an increase of 50 basis points.

•	Net loss was $15.1 million, while Adjusted Net Earnings (a non-GAAP measure) was $1.4 million.

•	Diluted net loss per share was $0.11, Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.01.

•
As of March 31, 2020, our total liquidity was $299.5 million, consisting of $148.5 million of cash and cash equivalents and $151.0 million available for additional borrowings under the senior secured revolving credit facility, compared to liquidity of $384.8 million as of December 31, 2019. Our total outstanding long-term debt, excluding finance leases, as of March 31, 2020 was $1,524.1 million.

COVID-19 Impact on Business

In March 2020, the World Health Organization ("WHO") declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the world. The pandemic, along with the measures implemented by governmental authorities and other third-parties in response, has caused disruption in commercial foodservice equipment end markets across the geographies in which we operate. While many professional kitchens remain open for takeout, drive-thru and delivery, many have closed to dine-in customers while others have closed completely. Beginning in March 2020, we experienced lower demand for commercial foodservice equipment and aftermarket parts and anticipate that demand will continue to be negatively impacted through the second quarter of 2020 and beyond.

In response to the decreased customer demand for our products and services as a result of COVID-19, we have executed contingency plans for our operations and have taken steps to reduce operating expenses and capital spending as necessary, including reductions in the size of our workforce and temporary employee furloughs. We have also implemented health safety measures to protect our employees in our manufacturing plants, distribution centers and offices. We have and will continue to adjust the operating schedules of our manufacturing plants based on governmental requirements, health, safety and demand factors as we proceed through the COVID-19 pandemic and related market impacts. Our supply chain continues to see minimal disruption and has not caused significant production delays to date.

The extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries that we operate globally, the development of treatments or vaccines, and the timeliness of resumption of widespread economic activity. While we expect the pandemic to continue to negatively impact our results of operations, financial position and cash flows, due to the inherent uncertainty of such factors, our estimates of the impact of COVID-19 on our business may change based on future developments.

As of March 31, 2020, we determined that it was more-likely-than-not that the indefinite-lived intangible assets of our EMEA and APAC regions carrying values exceeded their fair values due to the expected operational performance of these regions. As a result, we performed quantitative impairment assessments and determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value. An impairment charge was recognized in the amount of $11.1 million, which was recorded as a component of "Loss from impairment and disposal of assets — net" for the three months ended March 31, 2020. Management determined that the fair value of the indefinite-lived intangible assets in the APAC region exceeded the carrying value of these assets and, therefore, concluded there was no impairment of these assets as of March 31, 2020. The duration and severity of the COVID-19 pandemic or other     industry or competitive changes could result in additional future impairment charges to the Company's goodwill and remaining indefinite-lived intangible assets.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (" Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods. Certain provisions of the CARES Act provide benefits in our 2020 effective income tax rates as it relates to our net operating loss carryback and the increase in the allowable deductions for interest expense. We also intend to apply additional provisions of the CARES Act in payroll-related payment deferrals and credits and other benefits, as applicable.

On April 17, 2020, we entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with financial covenants of the Revolving Credit Facility for the quarter ending June 30, 2020 due to the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for our products. The terms of the Amendment (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Strategic Objectives

While our strategic objectives are long-term and remain intact, the uncertainty surrounding the COVID-19 pandemic will impact the extent and timing of our execution of these objectives. As such, our strategic objectives continue to include achieving sustainable growth globally and increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing longer-term strategic acquisitions and partnerships, growing our customer base and expanding the frontiers of foodservice innovation, as well as attracting and developing industry-leading talent.

Our specific strategic objectives include:

•
Achieve profitable growth. We intend to grow sales organically with our best-in-class foodservice equipment product portfolio and kitchen systems approach. While organic growth across all three of our regions is our first priority, we will selectively pursue strategic acquisitions and partnerships. Our industry is fragmented, and we believe there is significant opportunity for consolidation through acquisitions, partnerships and other strategic relationships to drive growth.

Business Transformation Program Update. We are currently in the midst of our Business Transformation Program ("Transformation Program") which is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We anticipate incurring consulting costs, restructuring charges, and other related transformation expenses of $75 to $85 million through 2021. The business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the execution costs and related savings we expect from this program.

In connection with the execution of the Transformation Program, we incurred $11.6 million of costs for the three months ended March 31, 2020, resulting in total costs of $46.9 million from the inception of the operational review through March 31, 2020. We expect to incur the remaining costs associated with the Transformation Program in 2020 with a lesser portion expected to extend into 2021. We expect to settle these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program. Since the Transformation Program's inception we have targeted annualized savings, including the realization of benefits from pricing optimization developed in conjunction with this program, in excess of $75 million by the second half of 2021. The actual timing of future costs and realized savings of the program may differ materially from our current expectations and estimates.

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

•
Enhance customer satisfaction: We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

•
Drive operational excellence: We are focused on productivity gains and cost reductions across our business and plan to continue to leverage our global footprint to drive greater efficiencies across our operations. We are executing these cost reduction initiatives through our Transformation Program, focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms.

•
Develop great people: We strive to make Welbilt an employer of choice in our industry. We believe that we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2020	2019	$	%
Net sales	$328.9	$375.3	$(46.4)	(12.4)%
Cost of sales	214.1	248.8	(34.7)	(13.9)%
Gross profit	114.8	126.5	(11.7)	(9.2)%
Gross margin (% of Net sales)	34.9%	33.7%		1.2%
Selling, general and administrative expenses	86.5	88.3	(1.8)	(2.0)%
Amortization expense	9.7	9.5	0.2	2.1%
Restructuring and other expenses	6.8	4.2	2.6	61.9%
Loss from impairment and disposal of assets — net	11.2	—	11.2	100.0%
Earnings from operations	0.6	24.5	(23.9)	(97.6)%
Interest expense	21.3	24.0	(2.7)	(11.3)%
Other (income) expense — net	(5.4)	3.0	8.4	280.0%
Loss before income taxes	(15.3)	(2.5)	(12.8)	512.0%
Income taxes	(0.2)	0.1	(0.3)	(300.0)%
Net loss	$(15.1)	$(2.6)	$(12.5)	480.8%

Analysis of Net Sales

"Net sales" for our geographic business segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2020	2019	$	%
Americas	$250.5	$275.1	$(24.6)	(8.9)%
EMEA	90.0	106.7	(16.7)	(15.7)%
APAC	51.3	54.8	(3.5)	(6.4)%
Elimination of intersegment sales	(62.9)	(61.3)	(1.6)	(2.6)%
Total net sales	$328.9	$375.3	$(46.4)	(12.4)%

Net sales totaled $328.9 million for the three months ended March 31, 2020 representing a decrease of $46.4 million, or 12.4%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to rollouts with large chain customers in the prior year which did not recur and a decrease in general market demand, primarily due to the impact of the COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products. This decrease was partially offset by increased net pricing. Foreign currency translation negatively impacted net sales for the three months ended March 31, 2020 by $2.9 million, or 0.8%. Organic net sales (a non-GAAP measure) decreased 11.6% for the three months ended March 31, 2020 compared to the same period of the prior year.

Net sales in the Americas segment for the three months ended March 31, 2020 decreased $24.6 million, or 8.9%, as a result of lower third-party net sales of $22.7 million and a decrease in intersegment sales of $1.9 million. The decrease in third-party net sales was primarily driven by decreased volumes largely due to rollouts with certain large chain customers in the prior year which did not recur as well as the impact of the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. This decrease was partially offset by increased net pricing. Foreign currency translation also negatively impacted third-party net sales for the three months ended March 31, 2020 by $0.4 million. Organic net sales (a non-GAAP measure) decreased 9.3% for the three months ended March 31, 2020 compared to the same period of the prior year.

Net sales in the EMEA segment for the three months ended March 31, 2020 decreased $16.7 million, or 15.7% driven by lower third-party net sales of $19.3 million partially offset by a $2.6 million increase in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes largely due to a rollout with a large chain customer in the prior year along with decreased volumes largely due to the impact of the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. This decrease was slightly offset by increased net pricing. Foreign currency translation also negatively impacted third-party net sales for the three months ended March 31, 2020 by $2.0 million. Organic net sales (a non-GAAP measure) decreased 19.0% for the three months ended March 31, 2020 compared to the same period of the prior year.

Net sales in the APAC segment for the three months ended March 31, 2020 decreased $3.5 million, or 6.4% consisting of lower third-party net sales of $4.4 million partially offset by a $0.9 million increase in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes largely due to the impact of the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation also negatively impacted third-party net sales for the three months ended March 31, 2020 by $0.5 million. Organic net sales (a non-GAAP measure) decreased 8.9% for the three months ended March 31, 2020 compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended March 31, 2020 totaled $114.8 million, a decrease of $11.7 million, or 9.2%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a $22.4 million unfavorable impact from product volumes and mix, (ii) $5.4 million of higher other manufacturing and warranty costs, (iii) a $1.6 million negative foreign currency translation impact and (iv) $0.8 million of increased costs incurred in connection with the Transformation Program. These unfavorable impacts were largely offset by a $12.1 million favorable impact from increased net pricing and $6.6 million of lower material costs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended March 31, 2020 totaled $86.5 million, representing a decrease of $1.8 million, or 2.0%, compared to the same period of the prior year. The decrease in selling, general and administrative expenses is primarily the result of: (i) $2.9 million of lower marketing and sales commission costs, (ii) $1.6 million of lower net employee-related and controllable travel costs, (iii) $0.9 million of lower professional fees, (iv) $0.9 million of lower other expenses primarily associated with information technology spending and (v) a $0.5 million positive foreign currency translation impact. These decreases were partially offset by $5.0 million of higher third-party consulting and other costs incurred in connection with our Transformation Program.

Restructuring and other expenses

"Restructuring and other expenses" for the three months ended March 31, 2020 were $6.8 million, consisting of $3.7 million of severance and related costs and a $3.1 million loss contingency charge. The severance and related costs were associated with workforce reductions in the Americas and Corporate and a limited management restructuring to reduce operating expenses in response to the negative impact of the global COVID-19 pandemic on our operations as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 12, "Contingencies and Significant Estimates," for further information.

Restructuring and other expenses for the three months ended March 31, 2019 were $4.2 million as a result of a global and limited executive management restructuring action which included personnel across all levels of our organization as well as executive management changes.

Loss from impairment and disposal of assets — net

"Loss from impairment and disposal of assets — net" for the three months ended March 31, 2020 was $11.2 million and consisted primarily of an impairment charge of $11.1 million on trademark and trade names in our EMEA segment. See Note 6 "Goodwill and Other Intangibles" of the Notes to the Consolidated Financial Statements for additional details.

Analysis of Adjusted Operating EBITDA

As described in Note 18, "Business Segments," in the Notes to the Consolidated Financial Statements, during the first quarter of 2020, the Company revised the allocation of certain of its functional expenses between the corporate-level and the geographic business segments. Management believes the revised allocation methodology better aligns the operating results of the geographic business segments with how management assesses performance and makes operating decisions. The prior period segment results and related disclosures have been recast to conform to the current period presentation. These changes did not impact the Company's previously reported consolidated financial results.

Adjusted Operating EBITDA for geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2020	2019	$	%
Americas	$52.3	$44.5	$7.8	17.5%
EMEA	13.6	18.2	(4.6)	(25.3)%
APAC	8.2	7.9	0.3	3.8%
Total Segment Adjusted Operating EBITDA	74.1	70.6	3.5	5.0%
Less: Corporate and unallocated expenses	(28.6)	(20.5)	(8.1)	(39.5)%
Total Adjusted Operating EBITDA	$45.5	$50.1	$(4.6)	(9.2)%

Adjusted Operating EBITDA margin(1)	13.8%	13.3%		0.5%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended March 31, 2020 increased by $7.8 million, or 17.5%. This increase was primarily driven by: (i) an $11.2 million favorable impact from net pricing , (ii) $6.0 million improvement of material costs, (iii) $2.1 million of lower marketing and commissions costs, (iii) $1.8 million of lower product warranty costs and (iv) $0.6 million of lower employee related and controllable travel costs. These increases were partially offset by $7.1 million of lower product volumes and mix and $5.7 million of increases in other manufacturing costs.

Adjusted Operating EBITDA in the EMEA segment for the three months ended March 31, 2020 decreased by $4.6 million, or 25.3%, which was primarily driven by: (i) $3.3 million of lower product volumes and mix, (ii) $1.9 million higher other manufacturing costs , (iii) $1.3 million higher professional services and research and development costs , (iv) $0.6 million of higher product warranty costs and (v) a $0.5 million unfavorable foreign currency translation impact. These decreases were partially offset by: (i) a $1.3 million favorable impact from net pricing, (ii) $0.7 million of lower marketing expenses and (iii) $0.5 million of lower employee-related, travel and other controllable costs.

Adjusted Operating EBITDA in the APAC segment for the three months ended March 31, 2020 increased by $0.3 million, or 3.8%. This increase was primarily driven by: (i) $0.6 million of lower employee-related, travel and other controllable costs, (ii) $0.4 million of lower research and development costs and (iii) a $0.2 million favorable impact from net pricing. These increases were partially offset by $0.8 million of decreased product volumes and mix and a $0.2 million unfavorable impact of foreign currency translation.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the geographic business segments. For the three months ended March 31, 2020, corporate and unallocated costs increased by $8.1 million, or 39.5%, This increase was primarily driven by an increase in the elimination of profit in inventory attributable to higher intercompany inventory on hand partially offset by $2.2 million of lower professional services and information technology costs and $1.2 million of lower stock-based compensation expenses.

Analysis of Non-Operating Income Statement Items

For the three months ended March 31, 2020, "Interest expense" was $21.3 million, a $2.7 million decrease as compared to the same period of the prior year, primarily driven by a decrease in weighted average interest rates.

For the three months ended March 31, 2020, "Other (income) expense — net" was an income of $5.4 million, compared to an expense of $3.0 million for the same period of the prior year. The $8.4 million change is primarily the result of net foreign currency transaction gains and a decrease in expenses associated with the pension settlement loss of $1.2 million recognized in 2019 which did not recur in 2020.

Analysis of Income Taxes

For the three months ended March 31, 2020, we recorded a $0.2 million income tax benefit, reflecting a 1.3% effective tax rate, compared to a $0.1 million income tax provision, reflecting a (4.0)% effective tax rate, recorded for the three months ended March 31, 2019. The increase in effective tax rate for the three months ended March 31, 2020 compared to the same period of the prior year is primarily due to changes in discrete tax items as a result of the CARES Act and the relative weighting of jurisdictional income and loss. For the three months ended March 31, 2020, the income tax benefit includes $4.6 million of net discrete expenses primarily related to the provisions of the CARES Act including changes allowing for net operating loss carryback and an increase in the allowable deduction limitation of interest expense (from 30% to 50%), compared to $0.8 million of discrete expenses related to stock-based compensation and foreign tax adjustments for the three months ended March 31, 2019.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of March 31, 2020, our total liquidity was $299.5 million, consisting of $148.5 million of cash and cash equivalents and $151.0 million available for additional borrowings under our senior secured revolving credit facility, to the extent the Company's compliance with financial covenants permits such borrowings, compared to total liquidity of $384.8 million as of December 31, 2019. Our annual liquidity trend generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and others.

As of March 31, 2020, 72.4% of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing Transformation Program costs, working capital, debt service and capital investments. We estimate that our capital expenditures will be between $24 and $28 million for the year ending December 31, 2020, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, competitive, legislative and regulatory factors, among other things. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. In response to the global COVID-19 pandemic, we have actioned contingency plans for our operations and taken appropriate steps to reduce operating expenses and capital spending as necessary, including reductions in the size of our workforce and temporary employee furloughs. Additionally, in April 2020, we executed an amendment on our 2016 Credit Facility to prevent non-compliance with the financial covenants of our senior secured revolving credit facility for the quarter ending June 30, 2020. We continue to expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

Our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. The ongoing COVID-19 pandemic, which has caused disruption in the capital markets, could also make financing more difficult and at increased expense. Moreover, the extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments for which our estimates may change; however, it could have a material adverse impact on our results of operations, cash flows and financial position, compared to our current expectations, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our revolving credit facility.

Sources and Uses of Cash

Cash and cash equivalents as of March 31, 2020 totaled $148.5 million, an increase of $17.8 million from the December 31, 2019 balance of $130.7 million.

The table below summarizes our cash flows:

(in millions)	Three Months Ended March 31,		Change
	2020	2019
Cash (used in) provided by:
Operating activities	$(72.5)	$(357.0)	$284.5
Investing activities	(9.5)	191.4	(200.9)
Financing activities	105.1	146.7	(41.6)
Effect of exchange rate changes on cash	(5.3)	1.0	(6.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	$17.8	$(17.9)	$35.7

Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $72.5 million compared to $357.0 million for the three months ended March 31, 2019. The decrease in cash used in operating activities was primarily driven by a decrease of $285.0 million from the timing of collections on accounts receivable combined with the termination of our accounts receivable securitization program during the first quarter of 2019 and a net impact of $14.4 million for the change in timing of payables and other current and long-term liabilities. Also contributing to the decrease in cash usage was a $4.1 million decrease in the net loss adjusted for non-cash items, including impairment charges of $11.1 million on trademarks and trade names in the EMEA segment. These decreases in usage were partially offset by an increase in cash use driven by timing of activity for other assets of $14.4 million and inventory build of $4.6 million.

Investing Activities

Cash used in investing activities of $9.5 million for the three months ended March 31, 2020 consisted of capital expenditures of $5.6 million and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Cash provided by investing activities of $191.4 million for the three months ended March 31, 2019 consisted primarily of $196.0 million of cash receipts on beneficial interests in sold receivables. These cash inflows were partially offset by capital expenditures of $4.8 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 of $105.1 million consisted primarily of net borrowings on long-term debt and finance leases of $104.7 million.

Cash provided by financing activities for the three months ended March 31, 2019 of $146.7 million consisted primarily of net borrowings on long-term debt and finance leases of $163.7 million, partially offset by repayments on short-term borrowings of $15.0 million.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of March 31, 2020 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement provides for a $1,300.0 million Senior Secured Credit Facility consisting of (i) a senior secured Term Loan B Facility for $900.0 million and (ii) a Senior Secured Revolving Credit Facility ("Revolving Credit Facility") with aggregate commitments of $400.0 million. On April 17, 2020, we entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility. The terms of the Amendment, among others as set forth in the Amendment, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect as of March 31, 2020 and will return to the March 31, 2020 covenant levels by the fourth quarter of 2021.

As of March 31, 2020 borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Interbank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of March 31, 2020. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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

As of March 31, 2020, our 2016 Credit Agreement contained financial covenants including, but not limited to (a) a Consolidated Interest Coverage Ratio, which measures the ratio of (i) Consolidated EBITDA to (ii) Consolidated Interest Expense, and (b) a Consolidated Total Leverage Ratio, which measures the ratio of (i) Consolidated Indebtedness to (ii) Consolidated EBITDA for the most recent four fiscal quarters, in each case, as defined in the 2016 Credit Agreement.

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of March 31, 2020. As discussed above, on April 17, 2020, we entered into an Amendment to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility for periods after March 31, 2020.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	March 31,	December 31,
	2020	2019
Revolving credit facility	$244.9	$141.8
Term Loan B facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,524.9	$1,421.8

Further information regarding our financing resources can be found in Part I, Item I of this Form 10-Q in Note 9, "Debt," and Note 20, "Subsequent Event," of the Notes to the Consolidated Financial Statements.

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(in millions)	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(72.5)	$(357.0)
Capital expenditures	(5.6)	(4.8)
Cash receipts on beneficial interest in sold receivables (1)	—	196.0
Termination of accounts receivable securitization program (2)	—	96.9
Free Cash Flow	$(78.1)	$(68.9)
(1) Represents the cash receipts from the beneficial interest on sold receivables within the accounts receivable securitization program and were classified as “Cash flows from investing activities” in the Consolidated Statements of Cash Flows through final settlement of the program in the second quarter of 2019.
(2) Represents the increase in accounts receivable resulting from the termination of the accounts receivable securitization program during the first quarter of 2019, which is reflected in "Cash flows from operating activities" in the Consolidated Statements of Cash Flows.

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. Management uses Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. Management considers it important that investors review the same operating information used by management. Our Adjusted Operating EBITDA reconciles to net earnings as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended March 31,
	2020	2019
Net loss	$(15.1)	$(2.6)
Income taxes	(0.2)	0.1
Other (income) expense — net	(5.4)	3.0
Interest expense	21.3	24.0
Earnings from operations	0.6	24.5
Loss from impairment and disposal of assets — net	11.2	—
Restructuring activities (1)	3.7	4.2
Amortization expense	10.0	9.5
Depreciation expense	5.2	4.9
Transformation Program expense (2)	11.6	5.8
Transaction costs (3)	0.1	0.4
Other items (4)	3.1	0.8
Total Adjusted Operating EBITDA	$45.5	$50.1

Adjusted Operating EBITDA margin (5)	13.8%	13.3%
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
(3) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the three months ended March 31, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
(4)Other items are costs which are not representative of our operational performance. For the three months ended March 31, 2020, other items represent the loss contingency estimate of amounts due for custom duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the three months ended March 31, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."
(5) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Diluted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Diluted Net Earnings as net loss before the impact of certain items, such as loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Diluted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Diluted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net loss and diluted net loss per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended March 31,
	2020	2019
Net loss	$(15.1)	$(2.6)
Loss from impairment and disposal of assets — net	11.2	—
Restructuring activities (1)	3.7	4.2
Transformation Program expense (2)	11.6	5.8
Transaction costs (3)	0.1	0.4
Other items (4)	3.1	0.8
Pension settlement (5)	—	1.2
Foreign currency transaction (gain) loss (6)	(7.7)	0.8
Tax effect of adjustments (7)	(5.5)	(3.2)
Total Adjusted Net Earnings	$1.4	$7.4

Per share basis
Diluted net loss	$(0.11)	$(0.02)
Loss from impairment and disposal of assets — net	0.08	—
Restructuring activities (1)	0.03	0.03
Transformation Program expense (2)	0.08	0.04
Transaction costs (3)	—	—
Other items (4)	0.02	0.01
Pension settlement (5)	—	0.01
Foreign currency transaction (gain) loss (6)	(0.05)	—
Tax effect of adjustments (7)	(0.04)	(0.02)
Total Adjusted Diluted Net Earnings	$0.01	$0.05
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
(3) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the three months ended March 31, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
(4) Other items are costs which are not representative of our operational performance. For the three months ended March 31, 2020, other items represent the loss contingency estimate of amounts due for custom duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the three months ended March 31, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."
(5) Pension settlement represents a non-cash pension settlement loss of $1.2 million incurred during the three months ended March 31, 2019, resulting from the settlement of a portion of our United Kingdom pension obligations.
(6) Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(7) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended March 31,
	2020	2019
Consolidated:
Net sales	$391.8	$436.6
Less: Intersegment sales	(62.9)	(61.3)
Net sales (as reported)	328.9	375.3
Impact of foreign currency translation(1)	2.9	—
Organic net sales	$331.8	$375.3

Americas:
Net sales	$250.5	$275.1
Less: Intersegment sales	(32.4)	(34.3)
Third-party net sales	218.1	240.8
Impact of foreign currency translation(1)	0.4	—
Total Americas organic net sales	$218.5	$240.8

EMEA:
Net sales	$90.0	$106.7
Less: Intersegment sales	(18.4)	(15.8)
Third-party net sales	71.6	90.9
Impact of foreign currency translation(1)	2.0	—
Total EMEA organic net sales	$73.6	$90.9

APAC:
Net sales	$51.3	$54.8
Less: Intersegment sales	(12.1)	(11.2)
Third-party net sales	39.2	43.6
Impact of foreign currency translation(1)	0.5	—
Total APAC organic net sales	$39.7	$43.6
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements applicable to us and the estimated impact of the adoption of these standards on our Consolidated Financial Statements and related disclosures.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: statements about the potential impacts of the COVID-19 pandemic, descriptions of the Business Transformation Program, including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and in our other filings with the SEC. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of amplifying many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•	the impact of the COVID-19 pandemic and the measures taken by governmental authorities and third parties in response to the pandemic;

•
risks related to adverse market conditions having the effect of changing one or more of the critical assumptions or estimates, which could change the estimation of fair value and could result in an impairment in the recorded value of our goodwill or intangible assets;

•
risks related to our indebtedness, including our ability to comply with covenants contained in our debt agreements, generate sufficient cash to comply with principal and interest repayment obligations, meet working capital needs and cash requirements over the next 12 months, and refinance such indebtedness on favorable terms;

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

•
factors affecting demand for foodservice equipment, including: impacts of COVID-19 on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; and population and income growth in emerging markets;

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

•
natural disasters, acts of war, terrorism, pandemics (such as the recent outbreak of COVID-19) and other events that may disrupt the supply chain or distribution network in one or more regions of the world or otherwise cause instability of financial markets throughout the world;

•	general worldwide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;

•	economic and other consequences associated with the United Kingdom's withdrawal from the European Union;

•	unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment and changes relating to the discontinuation, reform or replacement of LIBOR;

•	foreign currency fluctuations and their impact on reported results and hedges in place;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company's market risk exposures have not materially changed since its Annual Report on Form 10-K for the year ended December 31, 2019 was filed.

We have global operations and are exposed to market risks in the ordinary course of our business. The recent COVID-19 pandemic has caused disruption on a global scale in commercial foodservice equipment end markets across the geographies in which we operate. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates in the future, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our results of operations, financial position and cash flows. Due to the inherent uncertainty of such factors, our estimates of the impact of COVID-19 on our business may change based on future developments.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize any impact on our disclosure controls and procedures and their operating effectiveness.

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

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit was captioned Schlimm v. Welbilt, Inc., et al., and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of its periodic reports filed with the Securities and Exchange Commission ("SEC") relating to, among other things, the Company's business operations and the effectiveness of its internal control over financial reporting. The lawsuit sought an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants’ motion and dismissed the Schlimm lawsuit without prejudice. On March 30, 2020, the Court issued an amended order of dismissal with prejudice. On April 2, 2020, the plaintiffs filed a notice of appeal regarding the Court’s order granting the defendants’ motion to dismiss. The appeal is pending.
On March 15, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit is captioned Quinney v. Muehlhaeuser, et al., and alleges violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On June 5, 2019, the Delaware court stayed the Quinney lawsuit, pending further developments in the Schlimm lawsuit. On April 1, 2020, the parties filed a stipulation of dismissal, and the Delaware court dismissed the Quinney lawsuit without prejudice.
On September 4, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of the Company's current and former executive officers and directors, and the Company was named as a nominal defendant. The lawsuit was captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleged violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit sought an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On March 18, 2020, the plaintiff filed a notice of voluntary dismissal, and on March 19, 2020, the Florida court dismissed the Kosby lawsuit without prejudice.
We intend to defend vigorously against all lawsuits, as they may arise in the ordinary course of business. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of each of these lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

For additional information concerning contingencies and uncertainties, see Note 12, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Except as set forth below or as disclosed immediately above under "Item 1. Legal Proceedings" (which disclosure is incorporated herein by reference), there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission should be carefully considered. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

The ongoing COVID-19 pandemic, and the measures implemented by governmental authorities and other third parties in response to the pandemic, have adversely impacted and will continue to adversely impact our business, results of operations, cash flows and financial position.

The global economy generally, and the foodservice industry in particular, continue to be negatively impacted by the pandemic and actions taken to control the spread of the virus, including quarantines, curfews, travel restrictions, and mandated non-essential business closures. Many professional kitchens have closed to dine-in customers, remaining open only for takeout, drive-thru, and/or delivery, or closed completely. As a result, we have experienced a reduced demand for our products, which has negatively impacted and will likely continue to negatively impact our business and financial performance. If this decrease in demand continues for a prolonged period, our results of operations, cash flows and financial position could be materially adversely impacted. The financial impact of the pandemic could, in turn, negatively impact our future compliance with financial covenants contained in agreements governing our indebtedness, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our revolving credit facility. The pandemic may also affect the health and availability of our workforce, as well as the workforce of our suppliers and customers. Weaker economic conditions may result a decrease in fair value of our tangible or intangible assets, which in turn, could result in an impairment charge in our financial statements. We may also experience disruptions to our supply chain, resulting in difficulties and increased costs of acquiring raw materials. We could also incur delays in shipments of our products, which could harm our customer relations and adversely impact our sales. Any of these factors could lead to a further decline in our stock price.

The extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments which are highly uncertain and cannot be predicted, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries in which we operate, the development of treatments or vaccines, the availability of federal, state, local or non-U.S. funding programs, how quickly and to what extent normal economic and operating conditions can resume, particularly with respect to the foodservice industry, and the impacts on our supply chain. Due to the inherent uncertainty of such factors, we cannot predict the extent or materiality of the ultimate impact of COVID-19 on our business with confidence at this time; however, it could have a material adverse impact on our results of operations, cash flows and financial position compared to our current expectations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings for Incorporation by Reference
10.1
Amendment No. 7 to Credit Agreement, dated April 17, 2020, among Welbilt, Inc., the subsidiary borrowers party thereto, the lenders and other financial parties from time to time party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.
Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2020
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (included as Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 6, 2020

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jamie E. Palm
Jamie E. Palm
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)