Form 10-Q
period 2020-06-30
Welbilt, Inc.
filed 2020-08-05
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of August 3, 2020, the latest practicable date, was 141,511,730.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$206.0	$426.3	$534.9	$801.6
Cost of sales	137.6	270.0	351.7	518.8
Gross profit	68.4	156.3	183.2	282.8
Selling, general and administrative expenses	56.8	87.8	143.3	176.1
Amortization expense	9.6	9.9	19.3	19.4
Restructuring and other expenses	1.2	1.4	8.0	5.6
Loss from impairment and disposal of assets — net	0.1	—	11.3	—
Earnings from operations	0.7	57.2	1.3	81.7
Interest expense	19.1	24.5	40.4	48.5
Other expense — net	6.8	5.6	1.4	8.6
(Loss) earnings before income taxes	(25.2)	27.1	(40.5)	24.6
Income taxes	(7.8)	7.1	(8.0)	7.2
Net (loss) earnings	$(17.4)	$20.0	$(32.5)	$17.4
Per share data:
(Loss) earnings per share — Basic	$(0.12)	$0.14	$(0.23)	$0.12
(Loss) earnings per share — Diluted	$(0.12)	$0.14	$(0.23)	$0.12
Weighted average shares outstanding — Basic	141,502,737	140,992,451	141,466,676	140,803,382
Weighted average shares outstanding — Diluted	141,502,737	141,416,768	141,466,676	141,302,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(17.4)	$20.0	$(32.5)	$17.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18.1	7.5	(10.1)	7.5
Unrealized gain (loss) on derivatives	0.6	(1.3)	0.2	(2.3)
Employee pension and postretirement benefits	0.8	1.4	2.8	0.2
Total other comprehensive income (loss), net of tax	19.5	7.6	(7.1)	5.4
Comprehensive income (loss)	$2.1	$27.6	$(39.6)	$22.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$139.5	$130.7
Restricted cash	0.2	—
Accounts receivable, less allowance of $5.9 and $4.0, respectively	137.8	183.6
Inventories — net	208.0	186.4
Prepaids and other current assets	60.9	28.2
Total current assets	546.4	528.9
Property, plant and equipment — net	125.1	127.5
Operating lease right-of-use assets	37.3	39.9
Goodwill	932.7	933.1
Other intangible assets — net	475.8	507.7
Other non-current assets	26.9	28.2
Total assets	$2,144.2	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$83.2	$104.4
Accrued expenses and other liabilities	139.8	192.4
Current portion of long-term debt and finance leases	2.7	1.2
Product warranties	31.5	33.3
Total current liabilities	257.2	331.3
Long-term debt and finance leases	1,495.8	1,403.1
Deferred income taxes	88.6	81.9
Pension and postretirement health liabilities	28.6	32.8
Operating lease liabilities	26.6	29.1
Other long-term liabilities	32.3	34.1
Total non-current liabilities	1,671.9	1,581.0
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,511,231 shares and 141,213,995 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(28.9)	(31.0)
Retained earnings	291.6	324.5
Accumulated other comprehensive loss	(48.6)	(41.5)
Treasury stock, at cost, 58,395 shares and 58,935 shares, as of June 30, 2020 and December 31, 2019, respectively	(0.4)	(0.4)
Total equity	215.1	253.0
Total liabilities and equity	$2,144.2	$2,165.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) earnings	$(32.5)	$17.4
Adjustments to reconcile net (loss) earnings to cash used in operating activities:
Depreciation expense	10.4	11.1
Amortization of intangible assets	20.0	19.4
Amortization of debt issuance costs	2.4	2.3
Deferred income taxes	7.6	0.5
Stock-based compensation expense	1.0	4.7
Loss from impairment and disposal of assets	11.3	—
Pension settlement	—	1.2
Gain on remeasurement of debt and other realized foreign currency derivative	—	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	42.9	(384.4)
Inventories	(24.4)	(9.4)
Other assets	(28.0)	(3.5)
Trade accounts payable	(19.7)	(35.2)
Other current and long-term liabilities	(55.4)	(5.8)
Net cash used in operating activities	(64.4)	(382.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	280.7
Capital expenditures	(10.5)	(10.1)
Acquisition of intangible assets	(0.2)	—
Proceeds from maturity of short-term investment	—	32.0
Other	(3.9)	0.6
Net cash (used in) provided by investing activities	(14.6)	303.2
Cash flows from financing activities
Proceeds from long-term debt	153.0	274.9
Repayments on long-term debt and finance leases	(58.6)	(164.8)
Debt issuance costs	(2.1)	—
Repayment of short-term borrowings	—	(15.0)
Payment of contingent consideration	—	(0.8)
Exercises of stock options	1.1	2.6
Payments on tax withholdings for equity awards	(0.7)	(2.0)
Net cash provided by financing activities	92.7	94.9
Effect of exchange rate changes on cash	(4.7)	—
Net increase in cash and cash equivalents and restricted cash	9.0	16.1
Balance at beginning of period	130.7	73.2
Balance at end of period	$139.7	$89.3

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$14.4	$19.7
Cash paid for interest, net of related hedge settlements	$40.3	$34.4

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$—	$238.6
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$6.8	$8.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2019	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$(0.4)	$253.0
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	(0.4)	—	—	(0.4)
Net loss	—	—	—	(15.1)	—	—	(15.1)
Issuance of common stock, stock-based compensation plans	273,532	—	1.1	—	—	—	1.1
Stock-based compensation expense	—	—	1.0	—	—	—	1.0
Other comprehensive loss	—	—	—	—	(26.6)	—	(26.6)
Balance as of March 31, 2020	141,487,527	$1.4	$(28.9)	$309.0	$(68.1)	$(0.4)	$213.0
Net loss	—	—	—	(17.4)	—	—	(17.4)
Issuance of common stock, stock-based compensation plans	23,704	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	19.5	—	19.5
Balance as of June 30, 2020	141,511,231	$1.4	$(28.9)	$291.6	$(48.6)	$(0.4)	$215.1

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption (1)	—	—	—	0.2	—	—	0.2
Net loss	—	—	—	(2.6)	—	—	(2.6)
Issuance of common stock, stock-based compensation plans	604,511	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Balance as of March 31, 2019	140,857,204	$1.4	$(38.0)	$266.0	$(43.8)	$(0.3)	$185.3
Net earnings	—	—	—	20.0	—	—	20.0
Issuance of common stock, stock-based compensation plans	190,583	—	2.0	—	—	—	2.0
Stock-based compensation expense	—	—	1.8	—	—	—	1.8
Other comprehensive income	—	—	—	—	7.6	—	7.6
Balance as of June 30, 2019	141,047,787	$1.4	$(34.2)	$286.0	$(36.2)	$(0.3)	$216.7
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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the financial position as of June 30, 2020 and December 31, 2019 and the cash flows for the six months ended June 30, 2020 and 2019, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Government Assistance

The Company's policy for government assistance is to recognize the assistance when there is reasonable assurance that the Company has met the substantive conditions of and requirements for receiving the assistance. The government assistance is recorded as a reduction to the related expense for which the assistance relates. As a result of the COVID-19 pandemic, governments in various jurisdictions in which the Company operates have begun providing financial assistance designed to offset salary expenditures associated with companies maintaining their pre-COVID-19 employee headcount levels. The Company has applied and will continue to apply for such assistance programs where relevant requirements and conditions have been met. For the three and six months ended June 30, 2020, the Company received $5.8 million of government assistance in the form of cash, cost abatements and retention credits. The government assistance has been reflected as a reduction to the related expense, specifically, as a $1.2 million offset to "Cost of sales", a $2.2 million offset to "Selling, general and administrative expenses" and a $2.4 million reduction in capitalized labor included in "Inventories — net" as of June 30, 2020.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," including subsequent amendments issued thereafter which clarify the standard (collectively, "Topic 326"), which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. In accordance with Topic 326, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This standard was effective for the Company on January 1, 2020 and, upon adoption, the Company recorded an additional expected credit loss allowance with an offsetting adjustment to retained earnings of $0.4 million.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement and were adopted by the Company as of January 1, 2020. As this amendment contemplates changes in disclosures only there was no impact on the Company's consolidated financial condition or results of operations. Refer to Note 11, "Fair Value of Financial Instruments," for the additional disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilizes LIBOR as a basis. As the Company has not executed a modification of the interest component of this financial instrument and does not have related outstanding hedges in place as of June 30, 2020, the guidance has not impacted the Company's consolidated financial statements to date. The Company will evaluate the impact of adopting this guidance at the time such transition to an alternative reference rate occurs.

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

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash receipts on the reacquired receivables were $149.7 million for the six months ended June 30, 2019 and have been classified as an investing activity in the Company's Consolidated Statements of Cash Flows. As of June 30, 2019, the reacquired trade receivables had either been collected or reserved.

4. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	June 30,	December 31,
	2020	2019
Inventories — net:
Raw materials	$89.8	$81.4
Work-in-process	13.8	14.2
Finished goods	108.6	95.0
Total inventories at FIFO cost	212.2	190.6
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Total inventories — net	$208.0	$186.4

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	June 30,	December 31,
	2020	2019
Property, plant and equipment — net:
Land	$9.7	$9.7
Building and improvements	94.1	93.2
Machinery, equipment and tooling	228.3	223.3
Furniture and fixtures	7.5	7.6
Computer hardware and software for internal use	66.2	66.1
Construction in progress	17.9	22.0
Total cost	423.7	421.9
Less accumulated depreciation	(298.6)	(294.4)
Total property, plant and equipment — net	$125.1	$127.5

6. Goodwill and Other Intangible Assets — Net

The Company's annual impairment tests of goodwill and intangible assets with indefinite lives are performed as of June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The Company's trademarks and tradenames are classified as indefinite-lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets. The goodwill impairment test is performed for the Company's reporting units, which are the Americas, EMEA and APAC. The indefinite-lived intangible asset impairment testing is performed at the Company's unit of account level, which is the Americas, EMEA and APAC.

During the first quarter of 2020, as a result of the decrease in demand for commercial foodservice equipment and aftermarket parts resulting from the COVID-19 pandemic and impacts on the Company's current and estimated future operating cash flows, management performed a review of the Company's goodwill and indefinite-lived intangible assets to determine whether it was more-likely-than-not that the fair value of such assets was less than their carrying amount as of March 31, 2020.

This review included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units or indefinite-lived intangible assets. These events and circumstances include, but are not limited to, macroeconomic conditions (including the impact of COVID-19), industry and competitive environment conditions, overall financial performance, business specific events and market considerations. The majority of the Company's goodwill and indefinite-lived intangible assets were generated on a legacy basis and as a result have fair values that sufficiently exceed their underlying carrying values. However, additional goodwill and indefinite-lived intangible assets attributable to the EMEA and APAC regions were generated as a result of a recent acquisition in April 2018.

Management's review concluded for each of its reporting units and for the Americas indefinite-lived assets that it is not more-likely-than-not that the fair value is less than the carrying amount based on the preponderance of evidence. Therefore, no impairment was indicated and no impairment test was required to be performed as of March 31, 2020. However, for both the EMEA and APAC indefinite-lived intangible assets, the review indicated, based on limited fair value cushion and overall financial performance expectations, that it is more-likely-than-not that the fair value of the indefinite-lived intangible assets is less than the carrying amount and, therefore, a quantitative impairment test was performed as of March 31, 2020.

The Company estimated the fair value of the EMEA and APAC indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. This approach was dependent upon several factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. Management based its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. These estimated fair values were then compared to the carrying values of the relevant indefinite-lived intangible asset and to the extent the carrying value exceeded the estimated fair value, an impairment loss was recognized in the amount by which the carrying amount of the asset exceeded the estimated fair value of the asset.

As of March 31, 2020, the Company determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value and as a result, an impairment charge of $11.1 million was recorded for the first quarter of 2020. This impairment charge has been reflected as a component of "Loss from impairment and disposal of assets — net" for the six months ended June 30, 2020. Management determined that the fair value of the indefinite-lived intangible assets in the APAC region exceeded the carrying value of these assets and, therefore, concluded there was no impairment of these assets as of March 31, 2020.

As of June 30, 2020, the Company performed the annual impairment testing for its goodwill reporting units, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated. The Company estimated the fair value of the indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. This approach was dependent upon several factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. Management based its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. For each of the Company's regions, the estimated fair values of the relevant indefinite-lived intangible assets was greater than or approximated the carrying values, resulting in no impairment of the relevant assets. Although no reporting units failed the annual impairment testing, in management’s opinion, the indefinite-lived intangible assets in the EMEA region are at risk of impairment in the near term if there is a negative change in the future financial performance of the EMEA region. As of June 30, 2020, the carrying value of the indefinite-lived intangible assets approximate fair value as a result of an impairment charge recorded during the first quarter of 2020, as discussed above.

The duration and severity of the COVID-19 pandemic or other industry or competitive changes could result in future impairment charges to the Company's goodwill and remaining indefinite-lived intangible assets. Despite management's implemented strategies to address these events, a prolonged or more pronounced effect of the COVID-19 pandemic could negatively impact the results of operations and future financial performance expectations, resulting in changes in operating plans, or cause other adverse changes in the business, the foodservice industry or the macroeconomic environment, such as interest rate changes, that could trigger an impairment in the future.

The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2019	$1,144.8	$284.1	$19.9	$1,448.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2019	$832.6	$80.6	$19.9	$933.1

Foreign currency impact	$—	$—	$(0.4)	$(0.4)
Gross balance as of June 30, 2020	1,144.8	284.1	19.5	1,448.4
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of June 30, 2020	$832.6	$80.6	$19.5	$932.7

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Customer relationships	$472.7	$—	$(256.8)	$215.9	$472.8	$(243.6)	$229.2
Trademarks and trade names	216.6	(11.1)	—	205.5	217.6	—	217.6
Other intangibles	166.8	—	(116.1)	50.7	166.9	(109.8)	57.1
Patents	5.8	—	(2.1)	3.7	5.8	(2.0)	3.8
Total	$861.9	$(11.1)	$(375.0)	$475.8	$863.1	$(355.4)	$507.7

7. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	June 30,	December 31,
	2020	2019
Accrued expenses and other liabilities:
Accrued rebates and commissions	$26.1	$56.2
Miscellaneous accrued expenses	32.1	37.8
Employee related expenses	31.3	34.7
Interest payable	16.0	15.8
Operating lease liabilities	10.0	10.0
Restructuring liabilities	5.2	6.3
Business Transformation Program related expenses	0.8	5.8
Derivative liabilities	0.7	5.0
Income and other taxes payable	7.8	11.2
Deferred revenues	2.6	3.1
Customer deposits	3.3	3.1
Pension and postretirement health liabilities	2.1	2.1
Product liabilities	1.8	1.3
Total accrued expenses and other liabilities	$139.8	$192.4

8. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact the effective tax rate in future periods.

For the three months ended June 30, 2020, the Company recorded a $7.8 million income tax benefit, reflecting a 31.0% effective tax rate, compared to a $7.1 million income tax provision for the three months ended June 30, 2019, reflecting a 26.2% effective tax rate. The change in the effective tax rate for the three months ended June 30, 2020 compared to the same period of the prior year is primarily due to changes in discrete tax items as a result of the change in uncertain positions, CARES Act net operating loss carryback provisions, and the relative weighting of jurisdictional income and loss. For the three months ended June 30, 2020, the income tax benefit includes net discrete expenses of $1.6 million primarily related to the uncertain tax positions related to foreign income subject to U.S. tax, compared to $0.1 million discrete benefit related to stock-based compensation and foreign tax adjustments for the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company recorded an $8.0 million income tax benefit, reflecting a 19.8% effective tax rate, compared to a $7.2 million income tax provision, reflecting a 29.3% effective tax rate, recorded for the six months ended June 30, 2019. The change in the effective tax rate for the six months ended June 30, 2020 compared to the same period of the prior year is primarily due to changes in discrete tax items as a result of the CARES Act and the relative weighting of jurisdictional income and loss. For the six months ended June 30, 2020, the income tax benefit includes net discrete expenses of $6.2 million primarily related to the provisions of the CARES Act including changes allowing for net operating loss carryback and an increase in the allowable deduction limitation of 2019 interest expense from 30% to 50%, along with the changes in uncertain tax positions reflected in the 3 months ended June 30, 2020 as discussed above, compared to $0.8 million discrete expenses related to stock-based compensation and foreign tax adjustments for the six months ended June 30, 2019.

The Company’s effective tax rate for the three and six months ended June 30, 2020 varies from the 21.0% U.S. federal statutory rate primarily due to discrete tax items generated from the provisions of the CARES Act for net operating loss carryback and interest limitations, changes in uncertain positions for foreign income subject to U.S. tax, foreign income or loss before income taxes and relative weighting of foreign earnings before income taxes, including the impact of the indefinite-lived intangible asset impairment in the Company's EMEA region. The Company's effective tax rate for the six months ended June 30, 2019 varies from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. Foreign earnings are generated from operations in all of the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act, as temporarily modified under the CARES Act. Due to the revised interest deduction limitations of the CARES Act, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with the U.S. interest expense as of June 30, 2020. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company’s operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $4.8 million and $4.2 million as of June 30, 2020, and December 31, 2019, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.2 million to $0.7 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions. As of June 30, 2020, the Company's Consolidated Balance Sheets includes $38.8 million of income tax receivables, classified within "Prepaids and other current assets."

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017 federal income tax return as well as various other state income tax and jurisdictional audits. As of June 30, 2020, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

As of June 30, 2020, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions, and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

9. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	June 30, 2020		December 31, 2019
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$234.6	4.12%	$141.8	5.00%
Term Loan B Facility	855.0	3.92%	855.0	5.11%
9.50% Senior Notes due 2024	425.0	9.73%	425.0	9.72%
Finance leases	2.1	4.76%	2.5	4.83%
Total debt and finance leases, including current portion	1,516.7		1,424.3
Less current portion:
Term Loan B Facility	(1.7)		—
Finance leases	(1.0)		(1.2)
Unamortized debt issuance costs (1)	(18.6)		(20.5)
Hedge accounting fair value adjustment (2)	0.4		0.5
Total long-term debt and finance leases	$1,495.8		$1,403.1
(1) Total debt issuance costs, net of amortization as of June 30, 2020 and December 31, 2019 were $22.8 million and $23.0 million, respectively, of which $4.2 million and $2.5 million, respectively, are related to the Revolving Credit Facility (as defined below) and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
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

Through the first half of 2019, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings for the Revolving Credit Facility were 2.25% and 1.25%, respectively. Beginning in the second quarter of 2020, the spreads for LIBOR and alternate base rate borrowings for the Revolving Credit Facility were 2.50% and 1.50%, respectively, as a result of a change in the Company's Consolidated Total Leverage Ratio as of March 31, 2020.

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

On April 17, 2020, the Company entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for our products.
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

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect as of June 30, 2020 and will return to the March 31, 2020 covenant levels by the fourth quarter of 2021.

The Amendment prohibits draws under the Revolving Credit Facility (i) if the Company has not evidenced compliance with the financial covenants for the year ended December 31, 2021 by delivery of a compliance certificate within 90 days, and (ii) to the extent the draw would result in a consolidated cash balance of $100.0 million or greater (excluding cash held in China) through December 31, 2021, with the exception of draws to meet cash uses anticipated in the ordinary course of business that are expected to be paid within 10 days of the draw. The Amendment also includes additional limitations on restricted payments, investments and other actions that are otherwise allowed under the 2016 Credit Agreement, with a $25.0 million carve-out for general investments. These limitations expire on December 31, 2021.

The Amendment also includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility payable on a quarterly basis. The Company incurred total debt issuance costs in connection with this Amendment of $2.1 million, which were capitalized and included as a component of "Other non-current assets" on the Company's Consolidated Balance Sheets and will be amortized through the maturity of the Revolving Credit Facility.

As of June 30, 2020, the Company had $6.6 million in outstanding stand-by letters of credit and $158.8 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of June 30, 2020, the Company also had $1.7 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowing under the Revolving Credit Facility.

Throughout the second quarter of 2020, the Company executed contingency plans for its operations and has reduced operating expenses and capital spending as necessary, including reductions in the size of the Company's workforce and temporary employee furloughs. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future. As of June 30, 2020, the Company was in compliance with all affirmative and negative covenants pertaining to its financing arrangements.

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

Discontinuance of Cash Flow Hedge Accounting for Commodity Contracts

Through September 30, 2019 the Company designated all of its commodity derivative contracts as cash flow hedges, for which unrealized changes in fair value were recorded to "Accumulated other comprehensive loss" ("AOCI") in the Company's Consolidated Balance Sheets, to the extent the commodity hedges were effective. As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts and as a result, the Company now recognizes all future gains and losses from changes in the fair value of the commodity derivative immediately in earnings. As a result of discontinuing hedge accounting effective October 1, 2019, the associated amounts in AOCI as of September 30, 2019 remained in AOCI and have been reclassified into earnings when the original hedged transaction affects earnings or it becomes probable that the forecasted transactions will not occur.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.4 million of unrealized losses, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

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

The Company's outstanding currency forward contracts entered into as hedges of forecasted transactions are as follows:

Currency (in millions)	Units Hedged
	June 30,	December 31,
	2020	2019
Canadian Dollar	2.1	8.0
Euro	1.8	7.6
British Pound	1.8	8.0
Mexican Peso	29.2	111.3
Singapore Dollar	0.6	2.0

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets are as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended June 30,		Location	Three Months Ended June 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$0.2	$0.6	Cost of sales	$(0.3)	$(0.3)
Commodity contracts	—	(1.0)	Cost of sales	(0.3)	(0.2)
Interest rate swap contracts	—	(1.1)	Interest expense	—	0.8
Total	$0.2	$(1.5)		$(0.6)	$0.3

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Six Months Ended June 30,		Location	Six Months Ended June 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(0.9)	$0.5	Cost of sales	$(0.4)	$(0.6)
Commodity contracts	—	(0.8)	Cost of sales	(0.8)	(0.3)
Interest rate swap contracts	—	(1.7)	Interest expense	—	1.9
Total	$(0.9)	$(2.0)		$(1.2)	$1.0

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$137.6	$19.1	$270.0	$24.5
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$—	$—	$(7.3)
Derivative designated as hedging instrument	$—	$—	$—	$6.7

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.3)	$—	$(0.3)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.3)	$—	$(0.2)	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$0.8

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$351.7	$40.4	$518.8	$48.5
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$0.1	$—	$(14.3)
Derivative designated as hedging instrument	$—	$—	$—	$13.3

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.4)	$—	$(0.6)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.8)	$—	$(0.3)	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$1.9

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

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations are as follows:

Derivative in net investment hedging relationship	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Three Months Ended		Location	Three Months Ended		Location	Three Months Ended
	June 30,			June 30,			June 30,
	2020	2019		2020	2019		2020	2019
Interest rate swap contract	$—	$(0.3)	N/A	$—	$—	Other expense — net	$—	$0.4

N/A = Not applicable

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Six Months Ended		Location	Six Months Ended		Location	Six Months Ended
	June 30,			June 30,			June 30,
	2020	2019		2020	2019		2020	2019
Interest rate swap contract	$(0.8)	$1.3	N/A	$—	$—	Other expense — net	$0.3	$0.8
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

The Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

Commodity	Contracted Units		Unit
	June 30,	December 31,
	2020	2019
Aluminum	250	524	MT
Copper	116	269	MT
Steel	306	1,778	Short tons

Currency (in millions)	Contracted Units
	June 30,	December 31,
	2020	2019
Singapore Dollar	28.3	28.4
Euro	80.4	75.6
British Pound	0.5	20.3
Mexican Peso	8.8	11.8
Swiss Franc	7.0	7.0
Canadian Dollar	0.7	1.3

The location and impact on the Consolidated Statements of Operations for gains or losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Three Months Ended June 30,
	2020	2019
Foreign currency exchange contracts	$2.0	$2.9	Other expense — net
Commodity contracts	0.1	—	Other expense — net
Total	$2.1	$2.9

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Six Months Ended June 30,
	2020	2019
Foreign currency exchange contracts	$—	$5.7	Other expense — net
Commodity contracts	(0.4)	—	Other expense — net
Total	$(0.4)	$5.7

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		June 30,	December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$—	$0.8
Total derivatives designated as hedging instruments		$—	$0.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.5	$0.4
Total derivatives NOT designated as hedging instruments		$0.5	$0.4

Total asset derivatives		$0.5	$1.2

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		June 30,	December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$0.6
Interest rate swap contracts	Accrued expenses and other liabilities	—	3.2
Total derivatives designated as hedging instruments		$0.2	$3.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.3	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.2	0.6
Total derivatives NOT designated as hedging instruments		$0.5	$1.2

Total liability derivatives		$0.7	$5.0
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

Interim Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of June 30, 2020 and December 31, 2019, as applicable, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 9, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $747.1 million and $860.9 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the Company's Senior Notes was approximately $407.1 million and $450.9 million as of June 30, 2020 and December 31, 2019, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in millions)	Fair Value
	June 30, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.5	$—	$0.5
Total current assets at fair value	—	0.5	—	0.5
Total assets at fair value	$—	$0.5	$—	$0.5

Current liabilities:
Foreign currency exchange contracts	$—	$0.5	$—	$0.5
Commodity contracts	—	0.2	—	0.2
Total current liabilities at fair value	—	0.7	—	0.7
Total liabilities at fair value	$—	$0.7	$—	$0.7

(in millions)	Fair Value
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Total current assets at fair value	—	1.2	—	1.2
Total assets at fair value	$—	$1.2	$—	$1.2

Current liabilities:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	3.2	—	3.2
Total current liabilities at fair value	—	5.0	—	5.0
Total liabilities at fair value	$—	$5.0	$—	$5.0

Fair Value Measurements on a Nonrecurring Basis

The Company's assets and liabilities that are measured at fair value on a nonrecurring basis are primarily property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets. These fair value measurements are generally determined when there is a transaction involving those assets and liabilities, such as a purchase transaction, a business combination or an adjustment for impairment.
See Note 6, "Goodwill and Other Intangible Assets — Net," for information regarding the impairment charge resulting from the fair value measurement of the Company's indefinite-lived intangible assets in the EMEA region performed on a nonrecurring basis during the six months ended June 30, 2020. The Company has determined that the majority of the inputs used to value its EMEA region indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy and include the following for the impairment charge recorded during the six months ended June 30, 2020:

Long Term Growth Rate	2.0%
Weighted Average Cost of Capital	12.0%
Pre-Tax Royalty Rate	1.50% - 2.25%

12. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of June 30, 2020 and December 31, 2019, the Company had reserved $41.0 million and $43.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

As of June 30, 2020, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.8 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively, of which $1.2 million and $0.7 million, respectively, was reserved for specific cases and of which $0.6 million was reserved as of both June 30, 2020 and December 31, 2019 for claims, calculated using actuarial methods, anticipated to have occurred but are not yet reported. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of June 30, 2020 and December 31, 2019, the Company held reserves for environmental matters related to certain of its current and former facilities of approximately $0.8 million and $0.7 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of June 30, 2020 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit was captioned Schlimm v. Welbilt, Inc., et al.,("Schlimm lawsuit") and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of its periodic reports filed with the SEC relating to, among other things, the Company's business operations and the effectiveness of its internal control over financial reporting. The lawsuit sought an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants’ motion and dismissed the Schlimm lawsuit without prejudice. On March 30, 2020, the Court issued an amended order of dismissal with prejudice. On April 2, 2020, the plaintiffs filed a notice of appeal regarding the Court’s order granting the defendants’ motion to dismiss. On June 2, 2020, the Plaintiffs filed a voluntary dismissal of the appeal. The Court of Appeals closed the case on June 3, 2020.

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

The Company voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its analysis of relevant records of import activity an estimated range of potential loss for customs duties, fees and interest owed for previously imported products through March 31, 2020 to be $3.1 million to $9.0 million. No amount within the range of loss was more likely than any other and the Company recorded a charge of $3.1 million, representing the low end of the range of potential loss. As of June 30, 2020, the Company determined the estimated range of potential loss for customs duties, fees and interest owed for previously imported products to be $3.4 million to $9.5 million based on additional activity and interest during the second quarter of 2020.

No amount within the range of loss is more likely than any other and, therefore, the Company recorded a charge of $0.3 million for the three months ended June 30, 2020. The amounts recorded for the potential loss for customs duties, fees and interest owed on previously imported products are included as a component of "Restructuring and other expenses" in the Consolidated Statements of Operations for the three and six months ended June 30, 2020. The associated liability, representing the low end of the range of potential loss, is included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of June 30, 2020. Additional losses will continue to be generated for future period activity and interest until the disclosure is perfected with CBP. The Company's analysis is ongoing and it expects to settle the final determination of the obligation in cash at such time that its disclosure is perfected with CBP. The Company cannot predict with any certainty the outcome or timing of CBP's review of the Company's analysis.

13. Product Warranties

In the normal course of business, the Company provides its customers with product warranties covering workmanship, and in some cases materials, on products manufactured by the Company. Such product warranties generally provide that products will be free from defects for periods ranging from 12 to 60 months, with certain equipment having longer-term warranties. If a product fails to comply with the Company's warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company accrues an estimate of costs that may be incurred under the product warranty at the time the product revenue is recognized. These costs include estimates of labor and materials, as necessary, associated with repair or replacement of the products. The primary factors which impact the warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability on an ongoing basis and adjusts the liability as determined necessary.

The total product warranty liability activity for the six months ended June 30, 2020 is as follows:

(in millions)
Balance as of December 31, 2019(1)	$43.9
Additions for issuance of warranties	14.4
Settlements (in cash or in kind)	(16.7)
Currency translation impact	(0.6)
Balance as of June 30, 2020(1)	$41.0

(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $9.5 million and $10.6 million as of June 30, 2020 and December 31, 2019, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of both June 30, 2020 and December 31, 2019, was $1.8 million. The long-term portion of deferred revenue on extended warranties, included in "Other long-term liabilities" in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, was $3.6 million and $3.8 million, respectively.

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

The components of the periodic benefit costs for the defined benefit plans are as follows:

(in millions)	Three Months Ended June 30,
	2020		2019
	Pension Plans	Postretirement Health Plans	Pension Plans	Postretirement Health Plans
Interest cost of projected benefit obligations	$0.9	$0.1	$1.3	$—
Expected return on assets	(1.0)	—	(1.2)	(0.1)
Amortization of actuarial net loss	0.6	0.2	0.8	0.1
Net periodic benefit cost	$0.5	$0.3	$0.9	$—

(in millions)	Six Months Ended June 30,
	2020		2019
	Pension Plans	Postretirement Health Plans	Pension Plans	Postretirement Health Plans
Interest cost of projected benefit obligations	$1.9	$0.1	$2.6	$0.1
Expected return on assets	(2.0)	—	(2.4)	(0.1)
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial net loss	1.2	0.4	1.3	0.2
Settlement loss recognized	—	—	1.2	—
Net periodic benefit cost	$1.1	$0.4	$2.7	$0.2

The components of periodic benefit costs are included in "Other expense — net" in the Consolidated Statements of Operations.

During the first quarter of 2019, the Company took various actions to settle a portion of its United Kingdom pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash settlement loss of approximately $1.2 million, related to the accelerated recognition of unamortized losses incurred during the six months ended June 30, 2019, which are included in "Other expense — net" in the Consolidated Statements of Operations.

15. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate the its long-term growth and margin targets and to refine the its execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. The Company currently expects the Transformation Program to extend through 2021, however, the business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the timing and alter the execution costs and related savings the Company expects from this program. For the three and six months ended June 30, 2020 and 2019, the Transformation Program costs consist primarily of fees for consulting services.

The classification of the Company's Transformation Program expenses are as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transformation Program expense:
Cost of sales	$0.3	$0.2	$1.1	$0.2
Selling, general and administrative expenses	2.3	7.5	13.1	13.3
Total	$2.6	$7.7	$14.2	$13.5

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

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2020 Plans	2019 and Previous Plans			Total
	Workforce reductions	Workforce reductions	Other	Pension withdrawal obligation
Restructuring liability as of December 31, 2019	$—	$5.0	$—	$9.9	$14.9
Restructuring activities	3.5	1.0	0.1	—	4.6
Cash payments	(2.0)	(3.5)	—	(0.6)	(6.1)
Non-cash adjustments (1)	(0.1)	—	(0.1)	—	(0.2)
Restructuring liability as of June 30, 2020	$1.4	$2.5	$—	$9.3	$13.2

(1) Non-cash adjustments represent stock-based compensation resulting from the accelerated vesting of certain stock awards and accelerated depreciation recorded during the period.

As of June 30, 2020 and December 31, 2019, the current portion of the restructuring liability was $5.2 million and $6.3 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the long-term portion of the restructuring liability was $8.0 million and $8.6 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. The long-term portion of the restructuring liability consists of the pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities and is expected to be satisfied in April of 2026.

The Company's restructuring expense (recovery) by segment is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$(0.4)	$0.7	$1.8	$2.4
EMEA	0.2	(0.1)	0.5	0.3
APAC	0.5	—	1.0	0.1
Corporate	0.6	1.2	1.3	3.2
Total restructuring activities	$0.9	$1.8	$4.6	$6.0

The Company's restructuring expense is reported in the Consolidated Statements of Operations as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$(0.1)	$0.4	$—	$0.4
Restructuring and other expenses	1.0	1.4	4.6	5.6
Total restructuring activities	$0.9	$1.8	$4.6	$6.0

During the first and second quarters of 2020, the Company recognized $2.8 million and $0.7 million, respectively, totaling $3.5 million of severance and related costs resulting from a workforce reduction in the Americas region and Corporate as well as a limited management restructuring initiated during the first quarter of 2020. This action was taken to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program, the timing of which was accelerated due to the negative impact of the global COVID-19 pandemic on the Company's operations and was completed in the second quarter of 2020. These severance and related costs, consisting of $1.8 million in the Americas region and $1.7 million in the Corporate division, are included in "Restructuring and other expenses" in the Company's Consolidated Statements of Operations.

During the first and second quarters of 2020, the Company also recognized costs in connection with restructuring actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. These costs include $0.2 million and $1.0 million, respectively, of severance and related costs included in "Restructuring and other expenses" for the three and six months ended June 30, 2020. The Company also recognized $0.1 million of accelerated depreciation included in "Restructuring and other expenses" for the three and six months ended June 30, 2020. The estimated remaining $1.2 million of restructuring costs related to these actions are expected to be recognized throughout the remainder of the year ending December 31, 2020 as the details of the restructuring actions are communicated to the remaining impacted employees and continuing service requirements are met.

During the first and second quarters of 2019, the Company recognized $4.2 million and $1.2 million, respectively, totaling $5.4 million of severance and related costs resulting from a global workforce reduction and limited executive management and restructuring actions initiated during the first quarter of 2019. The severance and related costs are included in "Restructuring and other expenses" in the Company's Consolidated Statements of Operations during the respective periods incurred.

During the second quarter of 2019, the Company completed the closure and plant consolidation of a small manufacturing facility in
Baltimore, Maryland and recognized total costs of $0.6 million, consisting of $0.2 million of inventory write-down and $0.2 million of accelerated depreciation included in "Cost of sales" and $0.2 million of severance and related costs, included in "Restructuring and other expenses" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during the three and six months ended June 30, 2020 and 2019, respectively.

16. Accumulated Other Comprehensive Loss

Comprehensive income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	June 30,	December 31,
	2020	2019
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.6 million, respectively	$(14.4)	$(4.3)
Derivative instrument fair market value, net of income tax expense of $0.9 million and $0.8 million, respectively	(1.4)	(1.6)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.2 million and $6.5 million, respectively	(32.8)	(35.6)
Total accumulated other comprehensive loss	$(48.6)	$(41.5)

The summary of changes in AOCI for the three and six months ended June 30, 2020 and 2019 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
Other comprehensive (loss) income before reclassifications	(27.5)	(1.1)	1.4	(27.2)
Reclassifications	—	0.6	0.7	1.3
Tax effect	(0.7)	0.1	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(28.2)	(0.4)	2.0	(26.6)
Balance as of March 31, 2020	$(32.5)	$(2.0)	$(33.6)	$(68.1)
Other comprehensive income before reclassifications	17.6	0.2	0.2	18.0
Reclassifications	—	0.6	0.8	1.4
Tax effect	0.5	(0.2)	(0.2)	0.1
Net current period other comprehensive income	18.1	0.6	0.8	19.5
Balance as of June 30, 2020	$(14.4)	$(1.4)	$(32.8)	$(48.6)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(2.9)	(3.1)
Reclassifications	—	(0.7)	1.8	1.1
Tax effect	(0.3)	0.2	(0.1)	(0.2)
Net current period other comprehensive loss	—	(1.0)	(1.2)	(2.2)
Balance as of March 31, 2019	$(6.5)	$(0.2)	$(37.1)	$(43.8)
Other comprehensive income (loss) before reclassifications	7.4	(1.5)	0.4	6.3
Reclassifications	—	(0.3)	0.9	0.6
Tax effect	0.1	0.5	0.1	0.7
Net current period other comprehensive income (loss)	7.5	(1.3)	1.4	7.6
Balance as of June 30, 2019	$1.0	$(1.5)	$(35.7)	$(36.2)

(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income and net earnings.

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended June 30,		Recognized Location
	2020	2019
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.3)	$(0.3)	Cost of sales
Commodity contracts	(0.3)	(0.2)	Cost of sales
Interest expense	—	0.8	Interest expense
(Losses) gains on cash flow hedges, before tax	(0.6)	0.3
Tax effect	0.2	0.2	Income taxes
(Losses) gains on cash flow hedges, net of tax	$(0.4)	$0.5

Amortization of pension and postretirement items:
Actuarial losses	$(0.8)	$(0.9)	Other expense — net
Amortization of pension and postretirement items, before tax	(0.8)	(0.9)
Tax effect	0.2	—	Income taxes
Amortization of pension and postretirement items, net of tax	$(0.6)	$(0.9)

Total reclassifications, net of tax	$(1.0)	$(0.4)

(in millions)	Six Months Ended June 30,		Recognized Location
	2020	2019
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.4)	$(0.6)	Cost of sales
Commodity contracts	(0.8)	(0.3)	Cost of sales
Interest expense	—	1.9	Interest expense
(Losses) gains on cash flow hedges, before tax	(1.2)	1.0
Tax effect	0.3	0.3	Income taxes
(Losses) gains on cash flow hedges, net of tax	$(0.9)	$1.3

Amortization of pension and postretirement items:
Prior service cost	$0.1	$—	Other expense — net
Actuarial losses	(1.6)	(1.5)	Other expense — net
Pension settlement	—	(1.2)	Other expense — net
Amortization of pension and postretirement items, before tax	(1.5)	(2.7)
Tax effect	0.3	0.1	Income taxes
Amortization of pension and postretirement items, net of tax	$(1.2)	$(2.6)

Total reclassifications, net of tax	$(2.1)	$(1.3)

17. (Loss) Earnings Per Share

The Company presents (loss) or earnings per share on a basic and diluted basis. Basic (loss) or earnings per share is computed by dividing net (loss) or earnings by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criteria has been met.

As the Company reported a net loss for both the three and six months ended June 30, 2020, basic loss per share is the same as diluted loss per share as the inclusion of potential shares of common stock would be antidilutive. As the Company reported net earnings for the three and six months ended June 30, 2019, basic and diluted earnings per share are calculated as outlined above.

The following table summarizes the total number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards. As a result of the Company's net loss for both the three and six month period ended June 30, 2020, all of the potentially issuable common stock was excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares:

June 30, 2020
Potential shares of common stock:
Stock options	2,305,506
Unvested restricted stock units	509,330
Unvested performance share units(1)	645,802
Total potential shares of common stock	3,460,638
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

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding — Basic	141,502,737	140,992,451	141,466,676	140,803,382

Effect of dilutive securities:
Stock options	—	190,901	—	209,968
Unvested restricted stock units	—	175,652	—	237,335
Unvested performance share units	—	57,764	—	52,001
Effect of dilutive securities	—	424,317	—	499,304
Weighted average shares outstanding — Diluted	141,502,737	141,416,768	141,466,676	141,302,686

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" metric. Adjusted Operating EBITDA, a non-GAAP financial measure, is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

During the first quarter of 2020, the Company revised the allocation of certain of its functional expenses between the corporate-level and the geographic business segments. Management believes the revised allocation methodology better aligns the operating results of the geographic business segments with how management assesses performance and makes operating decisions. The prior periods segment results and related disclosures have been recast to conform to the current period presentation. These changes did not impact the Company's previously reported consolidated financial results.

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "(Loss) earnings before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Americas	$158.6	$335.9	$409.1	$611.0
EMEA	45.6	98.8	135.6	205.5
APAC	42.2	60.1	93.5	114.9
Elimination of intersegment sales	(40.4)	(68.5)	(103.3)	(129.8)
Total net sales	$206.0	$426.3	$534.9	$801.6

Segment Adjusted Operating EBITDA:
Americas	$18.7	$72.7	$71.0	$117.2
EMEA	5.5	18.3	19.1	36.5
APAC	5.7	7.3	13.9	15.2
Total Segment Adjusted Operating EBITDA	29.9	98.3	104.0	168.9
Corporate and unallocated expenses	(10.1)	(15.5)	(38.7)	(36.0)
Amortization expense	(10.0)	(9.9)	(20.0)	(19.4)
Depreciation expense	(5.2)	(6.0)	(10.4)	(10.9)
Transaction costs (1)	—	(0.2)	(0.1)	(0.6)
Other items (2)	(0.3)	—	(3.4)	(0.8)
Transformation Program expense (3)	(2.6)	(7.7)	(14.2)	(13.5)
Restructuring activities (4)	(0.9)	(1.8)	(4.6)	(6.0)
Loss from impairment and disposal of assets — net	(0.1)	—	(11.3)	—
Earnings from operations	0.7	57.2	1.3	81.7
Interest expense	(19.1)	(24.5)	(40.4)	(48.5)
Other expense — net	(6.8)	(5.6)	(1.4)	(8.6)
(Loss) earnings before income taxes	$(25.2)	$27.1	$(40.5)	$24.6
(1) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the six months ended June 30, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million for the six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the three and six months ended June 30, 2020, other items represent the loss contingency estimate of amounts due for custom duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the six months ended June 30, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."

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

Adjusted Operating EBITDA % by segment (5):
Americas	11.8%	21.6%	17.4%	19.2%
EMEA	12.1%	18.5%	14.1%	17.8%
APAC	13.5%	12.1%	14.9%	13.2%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Third-party net sales by geographic area (6):
United States	$135.6	$279.1	$340.0	$504.1
Other Americas	11.0	26.4	29.5	46.7
EMEA	34.7	76.3	103.9	164.9
APAC	24.7	44.5	61.5	85.9
Total net sales by geographic area	$206.0	$426.3	$534.9	$801.6
(6) Net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended June 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$127.6	$16.4	$144.0
EMEA	28.3	5.7	34.0
APAC	23.4	4.6	28.0
Total net sales	$179.3	$26.7	$206.0

(in millions)	Three months ended June 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$259.2	$43.4	$302.6
EMEA	65.5	11.8	77.3
APAC	40.5	5.9	46.4
Total net sales	$365.2	$61.1	$426.3

(in millions)	Six Months Ended June 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$309.6	$52.5	$362.1
EMEA	84.3	21.3	105.6
APAC	55.4	11.8	67.2
Total net sales	$449.3	$85.6	$534.9

(in millions)	Six months ended June 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$461.8	$81.6	$543.4
EMEA	143.0	25.2	168.2
APAC	76.5	13.5	90.0
Total net sales	$681.3	$120.3	$801.6

Total assets by geographic segment are as follows:

(in millions)	June 30,	December 31,
	2020	2019
Americas	$1,502.9	$1,528.0
EMEA	321.0	349.8
APAC	196.6	211.8
Corporate	123.7	75.7
Total assets	$2,144.2	$2,165.3

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$147.5	$126.9	$(68.4)	$206.0
Cost of sales	(0.2)	122.8	83.4	(68.4)	137.6
Gross profit	0.2	24.7	43.5	—	68.4
Selling, general and administrative expenses	11.5	22.3	23.0	—	56.8
Amortization expense	—	7.0	2.6	—	9.6
Restructuring and other expenses	0.6	—	0.6	—	1.2
Loss from impairment and disposal of assets — net	—	—	0.1	—	0.1
(Loss) earnings from operations	(11.9)	(4.6)	17.2	—	0.7
Interest expense	18.7	0.2	0.2	—	19.1
Other (income) expense — net	(4.1)	(5.2)	16.1	—	6.8
Equity in earnings of subsidiaries	1.9	1.1	—	(3.0)	—
(Loss) earnings before income taxes	(24.6)	1.5	0.9	(3.0)	(25.2)
Income taxes	(7.2)	(0.4)	(0.2)	—	(7.8)
Net (loss) earnings	$(17.4)	$1.9	$1.1	$(3.0)	$(17.4)
Total other comprehensive income, net of tax	19.4	18.9	18.2	(37.0)	19.5
Comprehensive income	$2.0	$20.8	$19.3	$(40.0)	$2.1

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$306.0	$240.0	$(119.7)	$426.3
Cost of sales	0.8	228.9	160.0	(119.7)	270.0
Gross profit	(0.8)	77.1	80.0	—	156.3
Selling, general and administrative expenses	22.6	34.3	30.9	—	87.8
Amortization expense	—	7.1	2.8	—	9.9
Restructuring and other expenses	1.3	0.4	(0.3)	—	1.4
(Loss) earnings from operations	(24.7)	35.3	46.6	—	57.2
Interest expense	23.5	0.3	0.7	—	24.5
Other (income) expense — net	(4.0)	(6.1)	15.7	—	5.6
Equity in earnings of subsidiaries	54.3	22.8	—	(77.1)	—
Earnings before income taxes	10.1	63.9	30.2	(77.1)	27.1
Income taxes	(9.9)	9.6	7.4	—	7.1
Net earnings	$20.0	$54.3	$22.8	$(77.1)	$20.0
Total other comprehensive income, net of tax	7.6	9.1	9.3	(18.4)	7.6
Comprehensive income	$27.6	$63.4	$32.1	$(95.5)	$27.6

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Six Months Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$380.6	$337.8	$(183.5)	$534.9
Cost of sales	(0.2)	292.8	242.6	(183.5)	351.7
Gross profit	0.2	87.8	95.2	—	183.2
Selling, general and administrative expenses	29.6	55.1	58.6	—	143.3
Amortization expense	—	14.1	5.2	—	19.3
Restructuring and other expenses	1.3	4.8	1.9	—	8.0
Loss from impairment and disposal of assets — net	—	—	11.3	—	11.3
(Loss) earnings from operations	(30.7)	13.8	18.2	—	1.3
Interest expense	39.5	0.4	0.5	—	40.4
Other (income) expense — net	(8.2)	(11.5)	21.1	—	1.4
Equity in earnings (loss) of subsidiaries	6.9	(3.3)	—	(3.6)	—
(Loss) earnings before income taxes	(55.1)	21.6	(3.4)	(3.6)	(40.5)
Income taxes	(22.6)	14.7	(0.1)	—	(8.0)
Net (loss) earnings	$(32.5)	$6.9	$(3.3)	$(3.6)	$(32.5)
Total other comprehensive loss, net of tax	(7.2)	(6.1)	(6.4)	12.6	(7.1)
Comprehensive (loss) income	$(39.7)	$0.8	$(9.7)	$9.0	$(39.6)

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Six months ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$553.2	$471.0	$(222.6)	$801.6
Cost of sales	1.8	417.5	322.1	(222.6)	518.8
Gross profit	(1.8)	135.7	148.9	—	282.8
Selling, general and administrative expenses	43.2	69.6	63.3	—	176.1
Amortization expense	—	14.2	5.2	—	19.4
Restructuring and other expenses	2.8	1.7	1.1	—	5.6
(Loss) earnings from operations	(47.8)	50.2	79.3	—	81.7
Interest expense	45.3	0.5	2.7	—	48.5
Other (income) expense — net	(10.4)	(6.8)	25.8	—	8.6
Equity in earnings of subsidiaries	81.4	37.6	—	(119.0)	—
(Loss) earnings before income taxes	(1.3)	94.1	50.8	(119.0)	24.6
Income taxes	(18.7)	12.7	13.2	—	7.2
Net earnings	$17.4	$81.4	$37.6	$(119.0)	$17.4
Total other comprehensive income (loss), net of tax	5.4	(21.4)	(19.2)	40.6	5.4
Comprehensive income	$22.8	$60.0	$18.4	$(78.4)	$22.8

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	June 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$32.5	$—	$110.7	$(3.7)	$139.5
Restricted cash	—	—	0.2	—	0.2
Accounts receivable — net	—	65.1	72.7	—	137.8
Inventories — net	—	107.3	100.7	—	208.0
Prepaids and other current assets	39.6	1.4	19.9	—	60.9
Total current assets	72.1	173.8	304.2	(3.7)	546.4
Property, plant and equipment — net	14.4	70.3	40.4	—	125.1
Operating lease right-of-use assets	—	4.6	32.7	—	37.3
Goodwill	—	832.4	100.3	—	932.7
Other intangible assets — net	0.3	329.7	145.8	—	475.8
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,437.5	—	(3,437.5)	—
Investment in subsidiaries	4,407.9	—	—	(4,407.9)	—
Other non-current assets	6.7	4.3	15.9	—	26.9
Total assets	$4,501.4	$4,862.7	$649.2	$(7,869.1)	$2,144.2
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.1	$41.1	$45.7	$(3.7)	$83.2
Accrued expenses and other liabilities	30.1	57.4	52.3	—	139.8
Current portion of long-term debt and finance leases	1.7	0.5	0.5	—	2.7
Product warranties	—	20.9	10.6	—	31.5
Total current liabilities	31.9	119.9	109.1	(3.7)	257.2
Long-term debt and finance leases	1,470.3	0.5	25.0	—	1,495.8
Deferred income taxes	51.6	—	37.0	—	88.6
Pension and postretirement health liabilities	14.8	9.6	4.2	—	28.6
Intercompany long-term notes payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,694.1	—	743.5	(3,437.6)	—
Investment in subsidiaries	—	304.0	—	(304.0)	—
Operating lease liabilities	—	1.9	24.7	—	26.6
Other long-term liabilities	8.0	18.9	5.4	—	32.3
Total non-current liabilities	4,254.5	334.9	844.1	(3,761.6)	1,671.9
Total equity (deficit)	215.0	4,407.9	(304.0)	(4,103.8)	215.1
Total liabilities and equity	$4,501.4	$4,862.7	$649.2	$(7,869.1)	$2,144.2

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

(in millions)	December 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.7	$0.7	$119.3	$—	$130.7
Accounts receivable — net	0.1	82.5	101.0	—	183.6
Intercompany trade receivable	—	5.9	—	(5.9)	—
Inventories — net	—	100.2	86.2	—	186.4
Prepaids and other current assets	6.7	6.8	14.7	—	28.2
Total current assets	17.5	196.1	321.2	(5.9)	528.9
Property, plant and equipment — net	17.0	66.4	44.1	—	127.5
Operating lease right-of-use assets	—	3.6	36.3	—	39.9
Goodwill	—	832.4	100.7	—	933.1
Other intangible assets — net	—	344.2	163.5	—	507.7
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,437.2	—	(3,437.2)	—
Investment in subsidiaries	4,400.9	—	—	(4,400.9)	—
Other non-current assets	7.6	4.2	16.4	—	28.2
Total assets	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$49.0	$55.2	$—	$104.4
Accrued expenses and other liabilities	35.3	87.7	69.4	—	192.4
Current portion of long-term debt and finance leases	—	0.7	0.5	—	1.2
Intercompany trade payable	5.9	—	—	(5.9)	—
Product warranties	—	21.9	11.4	—	33.3
Total current liabilities	41.4	159.3	136.5	(5.9)	331.3
Long-term debt and finance leases	1,370.0	0.6	32.5	—	1,403.1
Deferred income taxes	45.0	—	36.9	—	81.9
Pension and postretirement health liabilities	15.5	10.2	7.1	—	32.8
Intercompany long-term notes payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,695.1	—	742.1	(3,437.2)	—
Investment in subsidiaries	—	300.9	—	(300.9)	—
Operating lease liabilities	—	1.8	27.3	—	29.1
Other long-term liabilities	7.4	20.5	6.3	(0.1)	34.1
Total non-current liabilities	4,148.7	334.0	856.5	(3,758.2)	1,581.0
Total equity (deficit)	252.9	4,400.9	(300.9)	(4,099.9)	253.0
Total liabilities and equity	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(70.6)	$7.1	$2.8	$(3.7)	$(64.4)
Cash flows from investing activities
Capital expenditures	(1.0)	(6.9)	(2.6)	—	(10.5)
Acquisition of intangible assets	—	(0.2)	—	—	(0.2)
Intercompany investment	—	(0.3)	1.3	(1.0)	—
Other	(3.9)	—	—	—	(3.9)
Net cash used in investing activities	(4.9)	(7.4)	(1.3)	(1.0)	(14.6)
Cash flows from financing activities
Proceeds from long-term debt	153.0	—	—	—	153.0
Repayments on long-term debt and finance leases	(53.0)	(0.4)	(5.2)	—	(58.6)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Exercises of stock options	1.1	—	—	—	1.1
Payments on tax withholdings for equity awards	(0.7)	—	—	—	(0.7)
Intercompany financing	(1.0)	—	—	1.0	—
Net cash provided by (used in) financing activities	97.3	(0.4)	(5.2)	1.0	92.7
Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	21.8	(0.7)	(8.4)	(3.7)	9.0
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$32.5	$—	$110.9	$(3.7)	$139.7

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(68.4)	$(142.6)	$(168.5)	$(2.5)	$(382.0)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	75.8	204.9	—	280.7
Capital expenditures	(2.7)	(5.6)	(1.8)	—	(10.1)
Proceeds from maturity of short-term investment	—	—	32.0	—	32.0
Intercompany investment	—	73.2	(4.5)	(68.7)	—
Other	0.6	—	—	—	0.6
Net cash (used in) provided by investing activities	(2.1)	143.4	230.6	(68.7)	303.2
Cash flows from financing activities
Proceeds from long-term debt	274.9	—	—	—	274.9
Repayments on long-term debt and finance leases	(135.0)	(0.5)	(29.3)	—	(164.8)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	2.6	—	—	—	2.6
Payments on tax withholdings for equity awards	(2.0)	—	—	—	(2.0)
Intercompany financing	(68.6)	—	—	68.6	—
Net cash provided by (used in) financing activities	71.9	(1.3)	(44.3)	68.6	94.9
Effect of exchange rate changes on cash	(0.1)	—	0.1	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	1.3	(0.5)	17.9	(2.6)	16.1
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$1.5	$—	$90.4	$(2.6)	$89.3

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

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the three months ended June 30, 2020 as compared to the same period of the prior year, as applicable, include the following:

•	Net sales were $206.0 million, a decrease of 51.7%.

•	Organic net sales (a non-GAAP measure) decreased 51.2%.

•	Earnings from operations were $0.7 million.

•	Adjusted Operating EBITDA (a non-GAAP measure) was $19.8 million, a decrease of 76.1% while Adjusted Operating EBITDA margin (a non-GAAP measure) was 9.6%.

•	Net loss was $17.4 million, while our Adjusted Net Loss (a non-GAAP measure) was $9.9 million.

•	Diluted net loss per share was $0.12, Adjusted Diluted Net Loss Per Share (a non-GAAP measure) was $0.07.

•
As of June 30, 2020, our total liquidity was $298.3 million, consisting of $139.5 million of cash and cash equivalents and $158.8 million available for additional borrowings under the senior secured revolving credit facility, to the extent the Company's compliance with financial covenants permits such borrowings. This compares to liquidity of $299.5 million as of March 31, 2020 and $384.8 million as of December 31, 2019. Our total outstanding long-term debt, excluding finance leases, as of June 30, 2020 was $1,512.9 million.

COVID-19 Impact on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the world. The pandemic, along with the measures implemented by governmental authorities and other third-parties in response, has caused disruption in commercial foodservice equipment markets across the geographies in which we operate.

The COVID-19 pandemic has caused lower demand for commercial foodservice equipment and aftermarket parts and the related economic disruption has negatively impacted our results of operations, financial position and cash flows in the second quarter of fiscal 2020. While we have been encouraged by recent developments surrounding a phased reopening of the global economy, we remain cautious due to the rise of COVID-19 cases in recent months and warnings from public health officials that a “second wave” of the pandemic is possible for a variety of reasons, including if the phased reopening is pursued too quickly. Because the COVID-19 pandemic is unprecedented, its severity, duration and future economic consequences are difficult to forecast and although we cannot predict its future impact on our Company with any certainty, we currently anticipate that demand will continue to be negatively impacted through 2020 and beyond.

In response to the decreased customer demand for our products and services we have taken numerous actions in order to protect our employees, customers, suppliers and shareholders, including:

•	implementing health and safety measures to protect our employees in our manufacturing plants, distribution centers and offices,

•	reviewing operating costs, adjusting budgets and reducing discretionary spending,

•	working with our customers to balance requests for extended payment terms and deferral of payments to vendors,

•	reducing hiring activities and adjusting compensation programs,

•	streamlining staffing requirements and furloughing employees consistent with reductions in product demand and manufacturing levels,

•	adjusting the operating schedules of our manufacturing plants based on governmental requirements, health, safety and demand factors,

•	cancellation of non-essential travel plans to promote the safety and security of our employees while complying with various government mandates,

•	engaging in work-from-home arrangements and social-distancing initiatives to reduce the risk of transmission of COVID-19, based on the multiple standards published to date,

•	the evaluation of our supply chain, determining critical raw material requirements and identifying additional suppliers beyond our first-tier suppliers,

•	reviewing and updating cybersecurity protocols to protect and maintain our operations, and

•
obtaining government assistance, where applicable. For the six months ended June 30, 2020, we have received $5.8 million of government assistance in the form of cash, cost abatements and retention credits.

The extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries where we operate globally, the development of treatments and vaccines, and the timing of the resumption of economic activity to pre-pandemic levels. We are currently unable to quantify the severity or duration of the impact of COVID-19 on our business.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods. Certain provisions of the CARES Act provide benefits in our 2020 effective income tax rates as it relates to our net operating loss carryback and the increase in the allowable deductions for interest expense. As discussed above, we have also applied additional provisions of the CARES Act in payroll-related payment deferrals and credits and other benefits, as applicable.

On April 17, 2020, we entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for our products. See further details regarding the Amendment included in the following Liquidity and Capital Resources section of Management's Discussion and Analysis.

As of March 31, 2020, an impairment charge was recognized in the amount of $11.1 million, resulting from an interim impairment assessment in the EMEA region which determined that the carrying value of the indefinite-lived intangible assets exceeded their estimated fair value. The impairment charge was recorded as a component of "Loss from impairment and disposal of assets — net" in our Consolidated Statements of Operations for the six months ended June 30, 2020.

As of June 30, 2020, we performed the annual impairment testing for our reporting units, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated. Although no reporting units failed the annual impairment testing, in our opinion, the indefinite-lived intangible assets in the EMEA region are at risk of impairment in the near term if there is a negative change in the long-term outlook for the EMEA region. The duration and severity of the COVID-19 pandemic or other industry or competitive changes could also result in future impairment charges to our goodwill and remaining indefinite-lived intangible assets. See further discussion included in Note 6. "Goodwill and Other Intangible Assets - Net" of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Business Transformation Program Update: We are continuing the execution of the Business Transformation Program ("Transformation Program") to maintain and increase productivity gains and material cost reductions. Our Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We anticipate incurring consulting costs, restructuring charges, and other related transformation expenses of $75 to $85 million through 2021. The business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the execution period for this program and we will continue to update our cost estimates as the Transformation Program evolves.

In connection with the ongoing execution of the Transformation Program, we incurred $2.6 million and $14.2 million of costs for the three and six months ended June 30, 2020, resulting in total costs of $49.5 million from the inception of the operational review through June 30, 2020. We expect to incur the remaining costs associated with the Transformation Program in 2020 with a lesser portion expected to extend into 2021. We expect to settle these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program. Since the Transformation Program's inception and prior to the COVID-19 pandemic, we have targeted annualized savings, including the realization of benefits from pricing optimization developed in conjunction with this program, in excess of $75 million by the second half of 2021. While we remain committed to achieving this savings target, the timeline to realize these savings may be delayed due to the impacts of the COVID-19 pandemic and uncertainty as to when our sales and volume levels will return to the pre-COVID levels.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Three Months Ended June 30,		Change
	2020	2019	$	%
Net sales	$206.0	$426.3	$(220.3)	(51.7)%
Cost of sales	137.6	270.0	(132.4)	(49.0)%
Gross profit	68.4	156.3	(87.9)	(56.2)%
Gross margin (% of Net sales)	33.2%	36.7%		(3.5)%
Selling, general and administrative expenses	56.8	87.8	(31.0)	(35.3)%
Amortization expense	9.6	9.9	(0.3)	(3.0)%
Restructuring and other expenses	1.2	1.4	(0.2)	(14.3)%
Loss from impairment and disposal of assets — net	0.1	—	0.1	100.0%
Earnings from operations	0.7	57.2	(56.5)	(98.8)%
Interest expense	19.1	24.5	(5.4)	(22.0)%
Other expense — net	6.8	5.6	(1.2)	(21.4)%
(Loss) earnings before income taxes	(25.2)	27.1	(52.3)	(193.0)%
Income taxes	(7.8)	7.1	(14.9)	(209.9)%
Net (loss) earnings	$(17.4)	$20.0	$(37.4)	(187.0)%

Analysis of Net Sales

"Net sales" for our geographic segments comprised the following for the periods presented:

(in millions)	Three Months Ended June 30,		Change
	2020	2019	$	%
Americas	$158.6	$335.9	$(177.3)	(52.8)%
EMEA	45.6	98.8	(53.2)	(53.8)%
APAC	42.2	60.1	(17.9)	(29.8)%
Elimination of intersegment sales	(40.4)	(68.5)	28.1	41.0%
Total net sales	$206.0	$426.3	$(220.3)	(51.7)%

Net sales totaled $206.0 million for the three months ended June 30, 2020 representing a decrease of $220.3 million, or 51.7%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to a decrease in general market demand, rollouts with large chain customers in the prior year which did not recur in 2020 and decreased KitchenCare aftermarket sales, all of which were significantly impacted by the COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products. This decrease was minimally offset by a reduction in costs associated with volume driven rebate programs and increased net pricing. Foreign currency translation also negatively impacted net sales for the three months ended June 30, 2020 by $2.2 million, or 0.5%. Organic net sales (a non-GAAP measure) were $208.2 million for the three months ended June 30, 2020, representing a decrease of 51.2% compared to the same period of the prior year.

Net sales in the Americas segment for the three months ended June 30, 2020 decreased $177.3 million, or 52.8%, as a result of lower third-party net sales of $158.6 million and a decrease in intersegment sales of $18.7 million. The decrease in third-party net sales was primarily driven by decreased volumes due to a decrease in general market demand, decreased KitchenCare aftermarket sales and rollouts with large chain customers in the prior year which did not recur in 2020, each of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. The decrease was minimally offset by a reduction in costs associated with volume driven rebate programs and increased net pricing. Foreign currency translation also negatively impacted third-party net sales for the three months ended June 30, 2020 by $0.8 million. Organic net sales (a non-GAAP measure) were $144.8 million for the three months ended June 30, 2020, representing a decrease of 52.1% compared to the same period of the prior year.

Net sales in the EMEA segment for the three months ended June 30, 2020 decreased $53.2 million, or 53.8%, consisting of a $43.3 million decrease in third-party net sales and a $9.9 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes in the general market and decreased KitchenCare aftermarket sales and rollouts with large chain customers in the prior year which did not recur in 2020, each of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. This decrease was minimally offset by increased net pricing. Foreign currency translation also negatively impacted third-party net sales for the three months ended June 30, 2020 by $0.7 million. Organic net sales (a non-GAAP measure) were $34.7 million for the three months ended June 30, 2020, representing a decrease of 55.1% compared to the same period of the prior year.

Net sales in the APAC segment for the three months ended June 30, 2020 decreased $17.9 million, or 29.8%, primarily as a result of decreased third-party net sales of $18.4 million, partially offset by an increase in intersegment sales of $0.5 million. The decrease in third-party net sales was primarily driven by decreased volumes in the general market and decreased KitchenCare aftermarket sales, which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation also negatively impacted third-party net sales for the three months ended June 30, 2020 by $0.7 million. Organic net sales (a non-GAAP measure) were $28.7 million for the three months ended June 30, 2020, representing a decrease of 38.1% for the three months ended June 30, 2020 compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended June 30, 2020 totaled $68.4 million, a decrease of $87.9 million, or 56.2%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a $82.2 million unfavorable impact from product volumes, (ii) $10.0 million of higher material and other manufacturing costs, primarily driven by a reduction in fixed overhead absorption due to temporary shutdowns of certain manufacturing plants and (iii) a $1.5 million negative foreign currency translation impact. These unfavorable impacts were minimally offset by a $5.8 million favorable impact from increased net pricing.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended June 30, 2020 totaled $56.8 million, a decrease of $31.0 million, or 35.3%, compared to the same period of the prior year. This decrease is primarily due to: (i) $16.3 million of lower employee-related and controllable travel costs including a favorable adjustment of $1.3 million associated with a reduction in expected attainment for the 2019 tranche of performance share units due to the impact of the pandemic on our financial results, (ii) $6.9 million of lower marketing and sales commission expenses, (iii) $4.4 million of lower net professional fees (inclusive of $5.2 million of lower third-party consulting and other costs incurred in connection with our Transformation Program), (iv) $1.7 million of lower information technology expenses, (v) $0.8 million positive foreign currency translation impact and (vi) $0.9 million of lower depreciation expense. A significant amount of the expense reductions were associated with our response to the COVID-19 pandemic, including employee furlough activities, reduced travel and marketing spend, and other operational actions.

Restructuring and other expenses

"Restructuring and other expenses" for the three months ended June 30, 2020 were $1.2 million, consisting of $0.9 million of severance and related costs and a $0.3 million loss contingency charge. The severance and related costs were associated with workforce reductions executed in the first quarter of 2020 in the Americas region and Corporate and a limited management restructuring to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program, the timing of which was accelerated in response to the negative impact of the global COVID-19 pandemic on our operations as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 12, "Contingencies and Significant Estimates," for further information.

"Restructuring and other expenses" for the three months ended June 30, 2019, was $1.4 million, consisting primarily of severance and related costs associated with continuing service requirements in connection with our global and limited executive management restructuring actions completed in the first quarter of 2019.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for our geographic segments was comprised of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended June 30,		Change
	2020	2019	$	%
Americas	$18.7	$72.7	$(54.0)	(74.3)%
EMEA	5.5	18.3	(12.8)	(69.9)%
APAC	5.7	7.3	(1.6)	(21.9)%
Total Segment Adjusted Operating EBITDA	29.9	98.3	(68.4)	(69.6)%
Less: Corporate and unallocated expenses	(10.1)	(15.5)	5.4	34.8%
Total Adjusted Operating EBITDA	$19.8	$82.8	$(63.0)	(76.1)%

Adjusted Operating EBITDA margin (1)	9.6%	19.4%		(9.8)%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended June 30, 2020 decreased by $54.0 million, or 74.3%. This decrease was primarily the result of: (i) $57.0 million of lower product volumes, (ii) $11.9 million of higher material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to temporary shutdowns of certain manufacturing plants and (iii) $0.4 million unfavorable foreign currency translation impact. The impact of these decreases was partially offset by (i) $6.6 million of lower employee-related, travel and other controllable costs, (ii) $6.0 million of lower marketing and commissions costs and (iii) $2.9 million favorable impact from net pricing.

Adjusted Operating EBITDA in the EMEA segment for the three months ended June 30, 2020 decreased by $12.8 million, or 69.9%, which is primarily the result of $18.6 million of lower product volumes and a $2.0 million unfavorable impact from net pricing. The impact of these decreases were partially offset by (i) $3.6 million of lower employee-related, travel and other controllable costs, (ii) $3.0 million of lower material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to temporary shutdowns of certain manufacturing plants, (iii) $0.8 million of lower marketing expenses and (iv) $0.4 million of lower professional service expenses.

Adjusted Operating EBITDA in the APAC segment for the three months ended June 30, 2020 decreased by $1.6 million, or 21.9%, primarily driven by $3.5 million of decreased product volumes partially offset by $2.1 million of lower employee-related expenses and $0.3 million of lower research and development costs.

Corporate and unallocated expenses reflect certain corporate-level expenses which are not allocated to the geographic business segments and eliminations. For the three months ended June 30, 2020, corporate and unallocated expenses decreased by $5.4 million, or 34.8%, primarily driven by $3.3 million of lower employee-related, travel and other controllable costs, $1.0 million in intercompany inventory related eliminations and $1.3 million of other related costs.

Analysis of Non-Operating Income Statement Items

For the three months ended June 30, 2020, "Interest expense" was $19.1 million, a $5.4 million decrease as compared to the same period of the prior year, primarily driven by a decrease in weighted average interest rates as a result of the decrease in LIBOR during the period.

For the three months ended June 30, 2020, "Other expense — net" was an expense of $6.8 million, compared to an expense of $5.6 million for the same period of the prior year. The increase of $1.2 million is primarily the result of higher foreign currency losses compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended June 30, 2020, we recorded a $7.8 million income tax benefit, reflecting a 31.0% effective tax rate, compared to a $7.1 million income tax provision for the three months ended June 30, 2019, reflecting a 26.2% effective tax rate. The change in the effective tax rate for the three months ended June 30, 2020 compared to the same period of the prior year is primarily due to changes in discrete tax items as a result of the change in uncertain positions, CARES Act net operating loss carryback provisions, and the relative weighting of jurisdictional income and loss. For the three months ended June 30, 2020, the income tax benefit includes net discrete expenses of $1.6 million primarily related to the uncertain tax positions related to foreign income subject to U.S tax, compared to $0.1 million discrete benefit related to stock-based compensation and foreign tax adjustments for the three months ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2020	2019	$	%
Net sales	$534.9	$801.6	$(266.7)	(33.3)%
Cost of sales	351.7	518.8	(167.1)	(32.2)%
Gross profit	183.2	282.8	(99.6)	(35.2)%
Gross margin (% of Net sales)	34.2%	35.3%		(1.1)%
Selling, general and administrative expenses	143.3	176.1	(32.8)	(18.6)%
Amortization expense	19.3	19.4	(0.1)	(0.5)%
Restructuring and other expenses	8.0	5.6	2.4	42.9%
Loss from impairment and disposal of assets — net	11.3	—	11.3	100.0%
Earnings from operations	1.3	81.7	(80.4)	(98.4)%
Interest expense	40.4	48.5	(8.1)	(16.7)%
Other expense — net	1.4	8.6	7.2	83.7%
(Loss) earnings before income taxes	(40.5)	24.6	(65.1)	(264.6)%
Income taxes	(8.0)	7.2	(15.2)	(211.1)%
Net (loss) earnings	$(32.5)	$17.4	$(49.9)	(286.8)%

Analysis of Net Sales

"Net sales" for our geographic business segments consisted of the following for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2020	2019	$	%
Americas	$409.1	$611.0	$(201.9)	(33.0)%
EMEA	135.6	205.5	(69.9)	(34.0)%
APAC	93.5	114.9	(21.4)	(18.6)%
Elimination of intersegment sales	(103.3)	(129.8)	26.5	20.4%
Total net sales	$534.9	$801.6	$(266.7)	(33.3)%

Net sales totaled $534.9 million for the six months ended June 30, 2020, representing a decrease of $266.7 million, or 33.3%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to a decrease in general market demand, rollouts with large chain customers in the prior year which did not recur in 2020 and decreased KitchenCare aftermarket sales, all of which were significantly impacted by the COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume driven rebate programs. Foreign currency translation negatively impacted net sales for the six months ended June 30, 2020 by $5.1 million, or 0.6%. Organic net sales (a non-GAAP measure) were $540.0 million for the six months ended June 30, 2020, representing a decrease of 32.6% compared to the same period of the prior year.

Net sales in the Americas segment for the six months ended June 30, 2020 decreased $201.9 million, or 33.0%, as a result of lower third-party net sales of $181.3 million and a decrease in intersegment sales of $20.6 million. The decrease in third-party net sales was primarily driven by decreased volumes largely due to a decrease in general market demand, rollouts with certain large chain customers in the prior year which did not recur in 2020 and decreased KitchenCare aftermarket sales, all of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume driven rebate programs. Foreign currency translation also negatively impacted third-party net sales for the six months ended June 30, 2020 by $1.2 million. Organic net sales (a non-GAAP measure) were $363.3 million for the six months ended June 30, 2020 representing a decrease 33.1% compared to the same period of the prior year.

Net sales in the EMEA segment for the six months ended June 30, 2020 decreased $69.9 million, or 34.0% driven by lower third-party net sales of $62.6 million and a $7.3 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes in the general market, a rollout with a large chain customer in the prior year which did not recur in 2020 and decreased KitchenCare aftermarket sales, all of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. This decrease was minimally offset by increased net pricing. Foreign currency translation also negatively impacted third-party net sales for the six months ended June 30, 2020 by $2.7 million. Organic net sales (a non-GAAP measure) were $108.3 million for the six months ended June 30, 2020 representing a decrease 35.6% compared to the same period of the prior year.

Net sales in the APAC segment for the six months ended June 30, 2020 decreased $21.4 million, or 18.6% consisting of lower third-party net sales of $22.8 million partially offset by a $1.4 million increase in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes in the general market and KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation also negatively impacted third-party net sales for the six months ended June 30, 2020 by $1.2 million. Organic net sales (a non-GAAP measure) were $68.4 million for the six months ended June 30, 2020 representing a decrease 24.0% compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the six months ended June 30, 2020 totaled $183.2 million, a decrease of $99.6 million, or 35.2%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a $97.3 million unfavorable impact from product volumes, (ii) $13.0 million of higher other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to temporary shutdowns of certain manufacturing plants, (iii) a $3.1 million negative foreign currency translation impact, (iv) $0.9 million of increased costs incurred in connection with the Transformation Program and (v) $0.7 million of higher depreciation costs. These unfavorable impacts were partially offset by a $13.7 million favorable impact from increased net pricing and $1.7 million of lower material costs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the six months ended June 30, 2020 totaled $143.3 million, representing a decrease of $32.8 million, or 18.6%, compared to the same period of the prior year. The decrease is primarily the result of: (i) $17.9 million lower employee-related and controllable travel costs inclusive of favorable adjustments of $2.2 million for governmental wage subsidies and a favorable adjustment of $1.3 million associated with a reduction in expected attainment for the 2019 tranche of performance share units due to the impact of the pandemic on our financial results, (ii) $9.8 million of lower marketing and sales commission costs, (iii) $2.6 million of lower expenses primarily associated with information technology spending, (iv) $1.3 million positive foreign currency translation impact, (v) $0.7 million of lower depreciation expense and (vi) $0.3 million of lower net professional fees. A significant amount of the expense reductions were associated with our response to the COVID-19 pandemic, including employee furlough activities, reduced travel and marketing spend, and other operational actions.

Restructuring and other expenses

"Restructuring and other expenses" for the six months ended June 30, 2020 were $8.0 million, consisting of $4.6 million of severance and related costs and a $3.4 million loss contingency charge. The severance and related costs were associated with workforce reductions executed in the first quarter of 2020 in the Americas and Corporate regions and a limited management restructuring to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program, the timing of which was accelerated in response to the negative impact of the global COVID-19 pandemic on our operations as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 12, "Contingencies and Significant Estimates," for further information.

Restructuring and other expenses for the six months ended June 30, 2019 were $5.6 million as a result of a global and limited executive management restructuring action which included personnel across all levels of our organization as well as executive management changes.

Loss from impairment and disposal of assets — net

"Loss from impairment and disposal of assets — net" for the six months ended June 30, 2020 was $11.3 million and consisted primarily of an impairment charge of $11.1 million on trademark and trade names in our EMEA segment. See Note 6, "Goodwill and Other Intangible Assets — Net," of the Notes to the Consolidated Financial Statements for additional details.

Analysis of Adjusted Operating EBITDA

As described in Note 18, "Business Segments," in the Notes to the Consolidated Financial Statements, during the first quarter of 2020, we revised the allocation of certain of its functional expenses between the corporate-level and the geographic business segments. Management believes the revised allocation methodology better aligns the operating results of the geographic business segments with how management assesses performance and makes operating decisions. The prior period segment results and related disclosures have been recast to conform to the current period presentation. These changes did not impact the our previously reported consolidated financial results.

Adjusted Operating EBITDA for geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2020	2019	$	%
Americas	$71.0	$117.2	$(46.2)	(39.4)%
EMEA	19.1	36.5	(17.4)	(47.7)%
APAC	13.9	15.2	(1.3)	(8.6)%
Total Segment Adjusted Operating EBITDA	104.0	168.9	(64.9)	(38.4)%
Less: Corporate and unallocated expenses	(38.7)	(36.0)	(2.7)	(7.5)%
Total Adjusted Operating EBITDA	$65.3	$132.9	$(67.6)	(50.9)%

Adjusted Operating EBITDA margin(1)	12.2%	16.6%		(4.4)%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the six months ended June 30, 2020 decreased by $46.2 million, or 39.4%. This decrease was primarily driven by: (i) $64.1 million of lower product volumes, (ii) $7.1 million of increases in material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to temporary shutdowns of certain manufacturing plants and (iii) $0.8 million unfavorable foreign currency translation impact. The impact of these decreases were partially offset by (i) a $10.2 million favorable impact from net pricing, (ii) $8.1 million of lower marketing and commissions costs and (iii) $7.2 million of lower employee-related, travel and other controllable costs.

Adjusted Operating EBITDA in the EMEA segment for the six months ended June 30, 2020 decreased by $17.4 million, or 47.7%, primarily driven by: (i) $23.6 million of lower product volumes, (ii) $0.8 million higher professional services and research and development costs and (iii) $0.5 million unfavorable foreign currency translation impact. The impact of these decreases were partially offset by: (i) $4.1 million of lower employee-related, travel and other controllable costs, (ii) $3.0 million of lower material and other manufacturing costs and (iii) $1.5 million of lower marketing and commission expenses.

Adjusted Operating EBITDA in the APAC segment for the six months ended June 30, 2020 decreased by $1.3 million, or 8.6%. This decrease was primarily driven by a $4.3 million of decreased product volumes and a $0.4 million unfavorable impact of foreign currency translation. These decreases were partially offset by $2.8 million of lower employee-related, travel and other controllable costs and $0.7 million of lower research and development costs.

Corporate and unallocated expenses reflect certain corporate-level expenses which are not allocated to the geographic business segments and eliminations. For the six months ended June 30, 2020, corporate and unallocated expenses increased by $2.7 million, or 7.5%. This increase was primarily driven by an increase of $10.2 million in intercompany inventory related eliminations partially offset by $3.7 million of lower employee-related, travel and other controllable costs and $3.6 million of other related costs.

Analysis of Non-Operating Income Statement Items

For the six months ended June 30, 2020, "Interest expense" was $40.4 million, $8.1 million decrease as compared to the same period of the prior year, primarily driven by a decrease in weighted average interest rates as a result of the decrease in LIBOR during the period.

For the six months ended June 30, 2020, "Other expense — net" was $1.4 million, compared to $8.6 million for the same period of the prior year. The $7.2 million decrease is primarily the result of net foreign currency transaction gains offset by a $1.2 million pension settlement loss recognized in 2019 which did not recur in 2020.

Analysis of Income Taxes

For the six months ended June 30, 2020, we recorded a $8.0 million income tax benefit, reflecting a 19.8% effective tax rate, compared to a $7.2 million income tax provision, reflecting a 29.3% effective tax rate for the six months ended June 30, 2019. The change in the effective tax rate for the six months ended June 30, 2020 compared to the same period of the prior year is primarily due to changes in discrete tax items as a result of the CARES Act issued in 2020 and the relative weighting of jurisdictional income and loss. For the six months ended June 30, 2020, the income tax benefit includes net discrete expenses of $6.2 million primarily related to the provisions of the CARES Act, including changes allowing for net operating loss carryback and an increase in the allowable deduction limitation of interest expense (from 30% to 50%), along with the changes in uncertain tax positions, compared to $0.8 million of discrete expenses related to stock-based compensation and foreign tax adjustments for the six months ended June 30, 2019.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of June 30, 2020, our total liquidity was $298.3 million, consisting of $139.5 million of cash and cash equivalents and $158.8 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings, compared to total liquidity of $299.5 million as of March 31, 2020 and $384.8 million as of December 31, 2019. Our annual liquidity trend generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of the historically higher sales period in the spring and early summer months.

As of June 30, 2020, approximately 79% of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing Transformation Program costs, working capital, debt service and capital investments. We estimate that our capital expenditures will be between $24 and $28 million for the year ending December 31, 2020, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, competitive, legislative and regulatory factors, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. In response to the global COVID-19 pandemic, we have actioned contingency plans for our operations and taken what we believe to be appropriate steps to reduce operating expenses and capital spending as necessary, including reductions in the size of our workforce and temporary employee furloughs. Additionally, in April 2020, due to the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for our products, we executed an amendment on our 2016 Credit Agreement to amend the financial covenants of the Revolving Credit Facility. We continue to expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

Our access to, and the availability of financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. The ongoing COVID-19 pandemic, which has continued to cause disruption in the capital markets, could also make financing more difficult and at increased expense. Moreover, we are unable to quantify the severity or duration of the impact of the COVID-19 pandemic on our operational and financial performance, which could have an adverse impact on our results of operations, cash flows and financial position, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our Revolving Credit Facility.

Sources and Uses of Cash

Cash and cash equivalents as of June 30, 2020 totaled $139.7 million, an increase of $9.0 million from the December 31, 2019 balance of $130.7 million.

The table below summarizes our cash flows:

(in millions)	Six Months Ended June 30,		Change
	2020	2019
Cash (used in) provided by:
Operating activities	$(64.4)	$(382.0)	$317.6
Investing activities	(14.6)	303.2	(317.8)
Financing activities	92.7	94.9	(2.2)
Effect of exchange rate changes on cash	(4.7)	—	(4.7)
Net increase in cash and cash equivalents and restricted cash	$9.0	$16.1	$(7.1)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $64.4 million and consisted primarily of a net loss of $32.5 million and $103.1 million of cash outflows related to the timing of trade payables, other assets and current and long-term liabilities and an inventory build of $24.4 million. These outflows were partially offset by a cash inflow of $42.9 million from a net decrease in accounts receivable and non-cash charges for depreciation and amortization expense, stock-based compensation and amortization of debt issuance costs of $33.8 million, an $11.1 million non-cash impairment charge on trademarks in the EMEA segment and a change in deferred income taxes of $7.6 million.

Cash used in operating activities for the six months ended June 30, 2019 was $382.0 million and consisted primarily of a cash outflow of $384.4 million from a net increase in accounts receivable, a $44.5 million outflow from net impact of timing of payables, other assets and current and long-term liabilities and an inventory build of $9.4 million. The outflows were offset by net earnings of $17.4 million combined with non-cash charges for depreciation and amortization expense, stock-based compensation and amortization of debt issuance costs of $37.5 million.

Investing Activities

Cash used in investing activities of $14.6 million for the six months ended June 30, 2020 consisted of capital expenditures of $10.5 million and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Cash provided by investing activities of $303.2 million for the six months ended June 30, 2019 consisted primarily of $280.7 million of cash receipts on beneficial interests in sold receivables and $32.0 million of proceeds received from the maturity of a short-term investment. These cash inflows were partially offset by capital expenditures of $10.1 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 of $92.7 million consisted primarily of net borrowings on long-term debt and finance leases of $94.4 million partially offset by $2.1 million of capitalized costs incurred in connection with the April 2020 amendment of our 2016 Credit Facility.

Cash provided by financing activities for the six months ended June 30, 2019 of $94.9 million consisted primarily of net borrowings on long-term debt and finance leases of $110.1 million, partially offset by repayments on short-term borrowings of $15.0 million.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of June 30, 2020 are set forth below.

2016 Credit Agreement

Our 2016 Credit Agreement provides for a $1,300.0 million Senior Secured Credit Facility consisting of (i) a senior secured Term Loan B Facility for $900.0 million and (ii) the Revolving Credit Facility with aggregate commitments of $400.0 million. On April 17, 2020, we entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit

Facility. The terms of the Amendment, among others as set forth in the Amendment, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect as of June 30, 2020 and will return to the March 31, 2020 covenant levels by the fourth quarter of 2021.

As of June 30, 2020, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Interbank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of June 30, 2020. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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

As discussed above, on April 17, 2020, we entered into an Amendment to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility for periods subsequent to March 31, 2020. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future. We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of June 30, 2020.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	June 30,	December 31,
	2020	2019
Revolving Credit Facility	$234.6	$141.8
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,514.6	$1,421.8

Further information regarding our financing resources can be found in Part I, Item I of this Form 10-Q in Note 9, "Debt," of the Notes to the Consolidated Financial Statements.

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$8.1	$(25.0)	$(64.4)	$(382.0)
Capital expenditures	(4.9)	(5.3)	(10.5)	(10.1)
Cash receipts on beneficial interest in sold receivables (1)	—	84.7	—	280.7
Termination of accounts receivable securitization program (2)	—	—	—	96.9
Free Cash Flow	$3.2	$54.4	$(74.9)	$(14.5)
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

(in millions, except percentage data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(17.4)	$20.0	$(32.5)	$17.4
Income taxes	(7.8)	7.1	(8.0)	7.2
Other expense — net	6.8	5.6	1.4	8.6
Interest expense	19.1	24.5	40.4	48.5
Earnings from operations	0.7	57.2	1.3	81.7
Loss from impairment and disposal of assets — net	0.1	—	11.3	—
Restructuring activities (1)	0.9	1.8	4.6	6.0
Amortization expense	10.0	9.9	20.0	19.4
Depreciation expense	5.2	6.0	10.4	10.9
Transformation Program expense (2)	2.6	7.7	14.2	13.5
Transaction costs (3)	—	0.2	0.1	0.6
Other items (4)	0.3	—	3.4	0.8
Total Adjusted Operating EBITDA	$19.8	$82.8	$65.3	$132.9

Adjusted Operating EBITDA margin (5)	9.6%	19.4%	12.2%	16.6%
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
(3) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the six months ended June 30, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million for the six months ended June 30, 2020, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.
(4)Other items are costs which are not representative of our operational performance. For the three and six months ended June 30, 2020, other items represent the changes in the loss contingency estimate of amounts due for custom duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the six months ended June 30, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."
(5) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Diluted Net (Loss) Earnings and Adjusted Diluted Net (Loss) Earnings Per Share

We define Adjusted Diluted Net (Loss) Earnings as net loss before the impact of certain items, such as loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net (Loss) Earnings Per Share for each period represents Adjusted Diluted Net (Loss) Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Diluted Net (Loss) Earnings and Adjusted Diluted Net (Loss) Earnings Per Share reconciled to net loss and diluted net loss per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(17.4)	$20.0	$(32.5)	$17.4
Loss from impairment and disposal of assets — net	0.1	—	11.3	—
Restructuring activities (1)	0.9	1.8	4.6	6.0
Transformation Program expense (2)	2.6	7.7	14.2	13.5
Transaction costs (3)	—	0.2	0.1	0.6
Other items (4)	0.3	—	3.4	0.8
Pension settlement (5)	—	—	—	1.2
Foreign currency transaction loss (gain) (6)	5.7	4.2	(2.0)	5.0
Tax effect of adjustments (7)	(2.1)	(3.1)	(7.6)	(6.3)
Total Adjusted Net (Loss) Earnings	$(9.9)	$30.8	$(8.5)	$38.2

Per share basis
Diluted net (loss) earnings	$(0.12)	$0.14	$(0.23)	$0.12
Loss from impairment and disposal of assets — net	—	—	0.08	—
Restructuring activities (1)	—	0.01	0.03	0.04
Transformation Program expense (2)	0.02	0.05	0.10	0.10
Transaction costs (3)	—	—	—	—
Other items (4)	—	—	0.02	0.01
Pension settlement (5)	—	—	—	0.01
Foreign currency transaction loss (gain) (6)	0.04	0.04	(0.01)	0.03
Tax effect of adjustments (7)	(0.01)	(0.02)	(0.05)	(0.04)
Total Adjusted Diluted Net (Loss) Earnings	$(0.07)	$0.22	$(0.06)	$0.27
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
(3) Transaction costs are associated with acquisition-related transaction and integration activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the six months ended June 30, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million for the six months ended June 30, 2020, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.
(4) Other items are costs which are not representative of our operational performance. For the three and six months ended June 30, 2020, other items represent the changes in the loss contingency estimate of amounts due for custom duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the six months ended June 30, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated:
Net sales	$246.4	$494.8	$638.2	$931.4
Less: Intersegment sales	(40.4)	(68.5)	(103.3)	(129.8)
Net sales (as reported)	206.0	426.3	534.9	801.6
Impact of foreign currency translation(1)	2.2	—	5.1	—
Organic net sales	$208.2	$426.3	$540.0	$801.6

Americas:
Net sales	$158.6	$335.9	$409.1	$611.0
Less: Intersegment sales	(14.6)	(33.3)	(47.0)	(67.6)
Third-party net sales	144.0	302.6	362.1	543.4
Impact of foreign currency translation(1)	0.8	—	1.2	—
Total Americas organic net sales	$144.8	$302.6	$363.3	$543.4

EMEA:
Net sales	$45.6	$98.8	$135.6	$205.5
Less: Intersegment sales	(11.6)	(21.5)	(30.0)	(37.3)
Third-party net sales	34.0	77.3	105.6	168.2
Impact of foreign currency translation(1)	0.7	—	2.7	—
Total EMEA organic net sales	34.7	$77.3	$108.3	$168.2

APAC:
Net sales	$42.2	$60.1	$93.5	$114.9
Less: Intersegment sales	(14.2)	(13.7)	(26.3)	(24.9)
Third-party net sales	28.0	46.4	67.2	90.0
Impact of foreign currency translation(1)	0.7	—	1.2	—
Total APAC organic net sales	$28.7	$46.4	$68.4	$90.0
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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: statements about the potential future impacts of the COVID-19 pandemic, on our business, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), descriptions of the Business Transformation Program, including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and in our other filings with the SEC. The COVID-19 pandemic amplifies many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against the Company and certain of its former executive officers. The lawsuit was captioned Schlimm v. Welbilt, Inc., et al., and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of its periodic reports filed with the Securities and Exchange Commission ("SEC") relating to, among other things, the Company's business operations and the effectiveness of its internal control over financial reporting. The lawsuit sought an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. On February 6, 2020, the Court issued an order granting defendants’ motion and dismissed the Schlimm lawsuit without prejudice. On March 30, 2020, the Court issued an amended order of dismissal with prejudice. On April 2, 2020, the plaintiffs filed a notice of appeal regarding the Court’s order granting the defendants’ motion to dismiss. The appeal is pending. On June 2, 2020, the Plaintiffs filed a voluntary dismissal of the appeal. The Court of Appeals closed the case on June 3, 2020.
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

The global economy generally, and the foodservice industry in particular, have been disrupted and will almost certainly continue to be negatively impacted by the COVID-19 pandemic and actions taken to control the spread of the virus, including quarantines, curfews, travel restrictions, and mandated non-essential business closures. Many professional kitchens have closed to dine-in customers, remaining open only for takeout, outdoor dining, drive-thru, and/or delivery, or closed completely. These developments have impacted and are likely to continue to adversely impact our business and results of operations in multiple ways, including, but not limited to, the following:

•
We have modified our production schedules and experienced, and may continue to experience, a reduced demand for our products, which has negatively impacted and will likely continue to negatively impact our business and financial performance. If the global economic effects caused by the pandemic continue or increase, demand for our products may continue to decrease, which could have a material and adverse effect on our business, results of operations and financial condition.

•	We have taken protective measures to modify our production environment to ensure the health and safety of our workers which has had an impact, and may continue to have an impact, on our productivity.

•
The pandemic has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.

•
If a significant portion of our workforce or our suppliers’ workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures could halt or delay production.

•
Continued disruptions and uncertainties related to the pandemic for a sustained period could result in delays to the implementation of our Transformation Program or modifications to our strategic plans and hinder our ability to achieve our cost savings objectives.

•
The financial impact of the pandemic could negatively impact our future compliance with financial covenants contained in agreements governing our indebtedness, potentially resulting in a default or an acceleration of indebtedness and could otherwise negatively impact our liquidity and ability to make additional borrowings under our revolving credit facility.

•	Weaker economic conditions may result a decrease in fair value of our tangible or intangible assets, which in turn, could result in an impairment charge in our financial statements.

•	We may experience disruptions to our supply chain, resulting in difficulties and increased costs of acquiring raw materials.

•	We could incur delays in shipments of our products, which could harm our customer relations and adversely impact our sales.

The extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, which cannot be predicted with certainty, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries in which we operate, the development of treatments or vaccines, the availability of federal, state, local or non-U.S. funding programs, how quickly and to what extent normal economic and operating conditions can resume, particularly with respect to the foodservice industry. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. Due to the inherent uncertainty of such factors, we cannot predict the extent or materiality of the ultimate impact of COVID-19 on our business with certainty or confidence at this time; however, it could have a material adverse impact on our results of operations, cash flows and financial position compared to our current expectations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings for Incorporation by Reference
3.1	Amended and Restated Bylaws of Welbilt, Inc., effective as of July 23, 2020.	Exhibit 3.1 to Current Report on Form 8-K filed July 27, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (included as Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 5, 2020

Welbilt, Inc.

/s/ William C. Johnson
William C. Johnson, President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)