Form 10-Q
period 2020-09-30
Welbilt, Inc.
filed 2020-11-04
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of November 2, 2020, the latest practicable date, was 141,515,876.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$298.5	$410.5	$833.4	$1,212.1
Cost of sales	193.2	259.6	544.9	778.4
Gross profit	105.3	150.9	288.5	433.7
Selling, general and administrative expenses	72.3	86.7	215.6	262.8
Amortization expense	9.9	9.4	29.2	28.8
Restructuring and other expense (recovery)	1.5	(0.2)	9.5	5.4
Loss from impairment and disposal of assets — net	0.4	0.2	11.7	0.2
Earnings from operations	21.2	54.8	22.5	136.5
Interest expense	18.1	22.4	58.5	70.9
Other (income) expense — net	(0.6)	2.9	0.8	11.5
Earnings (loss) before income taxes	3.7	29.5	(36.8)	54.1
Income taxes	(1.2)	9.4	(9.2)	16.6
Net earnings (loss)	$4.9	$20.1	$(27.6)	$37.5
Per share data:
Earnings (loss) per share — Basic	$0.03	$0.14	$(0.20)	$0.27
Earnings (loss) per share — Diluted	$0.03	$0.14	$(0.20)	$0.27
Weighted average shares outstanding — Basic	141,512,207	141,072,179	141,481,963	140,893,966
Weighted average shares outstanding — Diluted	141,560,747	141,532,790	141,481,963	141,455,493

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$4.9	$20.1	$(27.6)	$37.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.8	(8.8)	1.7	(1.3)
Unrealized gain (loss) on derivatives	0.5	(0.7)	0.7	(3.0)
Employee pension and postretirement benefits	(0.6)	1.6	2.2	1.8
Total other comprehensive income (loss), net of tax	11.7	(7.9)	4.6	(2.5)
Comprehensive income (loss)	$16.6	$12.2	$(23.0)	$35.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$122.9	$130.7
Restricted cash	0.2	—
Accounts receivable, less allowance of $4.9 and $4.0, respectively	161.8	183.6
Inventories — net	192.4	186.4
Prepaids and other current assets	67.9	28.2
Total current assets	545.2	528.9
Property, plant and equipment — net	126.7	127.5
Operating lease right-of-use assets	42.5	39.9
Goodwill	936.8	933.1
Other intangible assets — net	471.8	507.7
Other non-current assets	27.8	28.2
Total assets	$2,150.8	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$102.4	$104.4
Accrued expenses and other liabilities	151.5	192.4
Current portion of long-term debt and finance leases	3.4	1.2
Product warranties	31.3	33.3
Total current liabilities	288.6	331.3
Long-term debt and finance leases	1,444.2	1,403.1
Deferred income taxes	89.7	81.9
Pension and postretirement health liabilities	27.2	32.8
Operating lease liabilities	32.4	29.1
Other long-term liabilities	35.7	34.1
Total non-current liabilities	1,629.2	1,581.0
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,513,415 shares and 141,213,995 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(27.6)	(31.0)
Retained earnings	296.5	324.5
Accumulated other comprehensive loss	(36.9)	(41.5)
Treasury stock, at cost, 61,556 shares and 58,935 shares, as of September 30, 2020 and December 31, 2019, respectively	(0.4)	(0.4)
Total equity	233.0	253.0
Total liabilities and equity	$2,150.8	$2,165.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) earnings	$(27.6)	$37.5
Adjustments to reconcile net (loss) earnings to cash used in operating activities:
Depreciation expense	16.1	16.4
Amortization of intangible assets	30.2	28.8
Amortization of debt issuance costs	3.9	3.6
Deferred income taxes	10.0	0.5
Stock-based compensation expense	2.3	6.2
Loss from impairment and disposal of assets	11.7	0.2
Pension settlement	—	1.2
Loss on remeasurement of debt and other realized foreign currency derivative	—	0.3
Changes in operating assets and liabilities:
Accounts receivable	21.9	(371.1)
Inventories	(5.5)	(9.3)
Other assets	(32.4)	(2.1)
Trade accounts payable	(1.8)	(37.9)
Other current and long-term liabilities	(55.7)	5.2
Net cash used in operating activities	(26.9)	(320.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	280.7
Capital expenditures	(15.9)	(17.4)
Acquisition of intangible assets	(0.2)	—
Proceeds from maturity of short-term investment	—	32.0
Other	(3.9)	0.9
Net cash (used in) provided by investing activities	(20.0)	296.2
Cash flows from financing activities
Proceeds from long-term debt	172.5	355.0
Repayments on long-term debt and finance leases	(131.2)	(267.2)
Debt issuance costs	(2.1)	—
Repayment of short-term borrowings	—	(15.0)
Payment of contingent consideration	—	(0.8)
Exercises of stock options	1.1	3.0
Payments on tax withholdings for equity awards	(0.7)	(2.2)
Net cash provided by financing activities	39.6	72.8
Effect of exchange rate changes on cash	(0.3)	(3.9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7.6)	44.6
Balance at beginning of period	130.7	73.2
Balance at end of period	$123.1	$117.8

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$21.1	$27.3
Cash paid for interest, net of related hedge settlements	$68.4	$67.4

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$—	$238.6
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$14.9	$12.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2019	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$(0.4)	$253.0
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	(0.4)	—	—	(0.4)
Net loss	—	—	—	(15.1)	—	—	(15.1)
Issuance of common stock, stock-based compensation plans	273,532	—	1.1	—	—	—	1.1
Stock-based compensation expense	—	—	1.0	—	—	—	1.0
Other comprehensive loss	—	—	—	—	(26.6)	—	(26.6)
Balance as of March 31, 2020	141,487,527	$1.4	$(28.9)	$309.0	$(68.1)	$(0.4)	$213.0
Net loss	—	—	—	(17.4)	—	—	(17.4)
Issuance of common stock, stock-based compensation plans	23,704	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	19.5	—	19.5
Balance as of June 30, 2020	141,511,231	$1.4	$(28.9)	$291.6	$(48.6)	$(0.4)	$215.1
Net earnings	—	—	—	4.9	—	—	4.9
Issuance of common stock, stock-based compensation plans	2,184	—	—	—	—	—	—
Stock-based compensation expense	—	—	1.3	—	—	—	1.3
Other comprehensive income	—	—	—	—	11.7	—	11.7
Balance as of September 30, 2020	141,513,415	$1.4	$(27.6)	$296.5	$(36.9)	$(0.4)	$233.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(Continued)

WELBILT, INC.
Consolidated Statements of Equity (Continued)
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption (1)	—	—	—	0.2	—	—	0.2
Net loss	—	—	—	(2.6)	—	—	(2.6)
Issuance of common stock, stock-based compensation plans	604,511	—	0.6	—	—	—	0.6
Stock-based compensation expense	—	—	2.9	—	—	—	2.9
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Balance as of March 31, 2019	140,857,204	$1.4	$(38.0)	$266.0	$(43.8)	$(0.3)	$185.3
Net earnings	—	—	—	20.0	—	—	20.0
Issuance of common stock, stock-based compensation plans	190,583	—	2.0	—	—	—	2.0
Stock-based compensation expense	—	—	1.8	—	—	—	1.8
Other comprehensive income	—	—	—	—	7.6	—	7.6
Balance as of June 30, 2019	141,047,787	$1.4	$(34.2)	$286.0	$(36.2)	$(0.3)	$216.7
Net earnings	—	—	—	20.1	—	—	20.1
Issuance of common stock, stock-based compensation plans	64,799	—	0.4	—	—	—	0.4
Stock-based compensation expense	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	(7.9)	—	(7.9)
Value of shares in deferred compensation plan	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2019	141,112,586	$1.4	$(32.3)	$306.1	$(44.1)	$(0.4)	$230.7
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

WELBILT, INC.
Notes to Unaudited Consolidated Financial Statements

1. Business and Organization

Welbilt, Inc. ("Welbilt" or the "Company") is one of the world’s leading commercial foodservice equipment companies leveraging a full suite of equipment capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. Headquartered in New Port Richey, Florida, the Company was incorporated in Delaware in 2015 and became publicly traded in March 2016 after a spin-off from its former parent. The Company operates 19 manufacturing facilities globally at which it designs, manufactures and supplies best-in-class equipment for the global commercial foodservice market, consisting of commercial and institutional foodservice operators represented by full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. The Company sells its products through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, the financial position as of September 30, 2020 and December 31, 2019 and the cash flows for the nine months ended September 30, 2020 and 2019, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Government Assistance

The Company's policy for government assistance is to recognize the assistance when there is reasonable assurance that the Company has met the substantive conditions of and requirements for receiving the assistance. The government assistance is recorded as a reduction to the related expense for which the assistance relates. As a result of the COVID-19 pandemic, governments in various jurisdictions in which the Company operates have provided financial assistance designed to offset salary expenditures associated with companies maintaining their pre-COVID-19 employee headcount levels. The Company has applied and will continue to apply for such assistance programs where relevant requirements and conditions have been met. For the three and nine months ended September 30, 2020, the Company met the requirements to receive $6.0 million and $11.8 million, respectively, of government assistance in the form of cash, cost abatements and retention credits. As of September 30, 2020, the Company has a receivable for $2.5 million related to government assistance.

Government assistance has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Reduction to related expense(1):
Cost of sales	$1.9	$3.1
Selling, general and administrative expenses	3.2	5.4
Total	$5.1	$8.5

(1) As of September 30, 2020, $3.3 million of government assistance was included as a reduction in capitalized labor, which is a component of "Inventories — net". This portion of government assistance will be recognized as a reduction to "Cost of sales" when the associated inventory is sold.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," including subsequent amendments issued thereafter which clarify the standard (collectively, "Topic 326"), which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. In accordance with Topic 326, the Company is required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This standard was effective for the Company on January 1, 2020 and, upon adoption, the Company recorded an additional expected credit loss allowance with an offsetting adjustment to retained earnings of $0.4 million.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement and were adopted by the Company as of January 1, 2020. As this amendment contemplates changes in disclosures only there was no impact on the Company's consolidated financial condition or results of operations. Refer to Note 11, "Fair Value of Financial Instruments," for the additional required disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilizes LIBOR as a basis. As the Company has not executed a modification of the interest component of this financial instrument and does not have related outstanding hedges in place as of September 30, 2020, the guidance has not impacted the Company's consolidated financial statements to date. The Company will evaluate the impact of adopting this guidance at the time such transition to an alternative reference rate occurs.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which amends, and is intended to simplify, existing guidance related to the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This guidance is effective for the Company beginning January 1, 2021. The Company is currently evaluating the impact this new standard will have on the Company's consolidated financial statements subsequent to January 1, 2021.

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

In connection with the termination of the accounts receivable securitization program during the first quarter of 2019, $156.9 million of accounts receivable sold under the program were reacquired in exchange for the outstanding deferred purchase price receivable and cash, which was provided by receipts of previously sold trade receivables. Cash receipts on the reacquired receivables were $149.7 million for the nine months ended September 30, 2019 and have been classified as an investing activity in the Company's Consolidated Statements of Cash Flows. As of June 30, 2019, the reacquired trade receivables had either been collected or reserved.

4. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	September 30,	December 31,
	2020	2019
Inventories — net:
Raw materials	$90.9	$81.4
Work-in-process	14.3	14.2
Finished goods	91.4	95.0
Total inventories at FIFO cost	196.6	190.6
Excess of FIFO costs over LIFO value	(4.2)	(4.2)
Total inventories — net	$192.4	$186.4

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	September 30,	December 31,
	2020	2019
Property, plant and equipment — net:
Land	$9.6	$9.7
Building and improvements	99.2	93.2
Machinery, equipment and tooling	229.9	223.3
Furniture and fixtures	8.0	7.6
Computer hardware and software for internal use	67.7	66.1
Construction in progress	14.6	22.0
Total cost	429.0	421.9
Less accumulated depreciation	(302.3)	(294.4)
Total property, plant and equipment — net	$126.7	$127.5

6. Goodwill and Other Intangible Assets — Net

The Company's annual impairment tests of goodwill and intangible assets with indefinite lives are performed as of June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. The Company's trademarks and tradenames are classified as indefinite-lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets. The indefinite-lived intangible asset impairment test is performed at the Company's unit of account level, which is the Americas, EMEA and APAC. The goodwill impairment test is performed for the Company's reporting units, which are the Americas, EMEA and APAC.

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

Management's review concluded for each of its reporting units and for the Americas indefinite-lived intangible assets that it is not more-likely-than-not that the fair value is less than the carrying amount based on the preponderance of evidence. Therefore, no impairment was indicated and no impairment test was required to be performed as of March 31, 2020. However, for both the EMEA and APAC indefinite-lived intangible assets, the review indicated, based on limited fair value cushion and overall financial performance expectations, that it is more-likely-than-not that the fair value of the indefinite-lived intangible assets is less than the carrying amount and, therefore, a quantitative impairment test was performed as of March 31, 2020.

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

As of March 31, 2020, the Company determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value and as a result, an impairment charge of $11.1 million was recorded for the first quarter of 2020. This impairment charge has been reflected as a component of "Loss from impairment and disposal of assets — net" for the nine months ended September 30, 2020. Management determined that the fair value of the indefinite-lived intangible assets in the APAC region exceeded the carrying value of these assets and, therefore, concluded there was no impairment of these assets as of March 31, 2020.

As of June 30, 2020, the Company performed its annual impairment testing for its goodwill reporting units, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated. The Company estimated the fair value of the indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. This approach was dependent upon several factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. Management based its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. For each of the Company's regions, the estimated fair values of the relevant indefinite-lived intangible assets was greater than or approximated the carrying values, resulting in no impairment of the relevant assets. Although no reporting units failed the annual impairment testing, in management’s opinion, the indefinite-lived intangible assets in the EMEA region are at risk of impairment in the near term if there is a negative change in the future financial performance of the EMEA region. As of both September 30, 2020 and June 30, 2020, the carrying value of the indefinite-lived intangible assets approximate fair value as a result of an impairment charge recorded during the first quarter of 2020, as discussed above.

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

The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Gross balance as of December 31, 2019	$1,144.8	$284.1	$19.9	$1,448.8
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of December 31, 2019	$832.6	$80.6	$19.9	$933.1

Foreign currency impact	$—	$3.4	$0.3	$3.7
Gross balance as of September 30, 2020	1,144.8	287.5	20.2	1,452.5
Accumulated asset impairments	(312.2)	(203.5)	—	(515.7)
Net balance as of September 30, 2020	$832.6	$84.0	$20.2	$936.8

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Customer relationships	$475.1	$—	$(263.9)	$211.2	$472.8	$(243.6)	$229.2
Trademarks and trade names	219.7	(11.1)	—	208.6	217.6	—	217.6
Other intangibles	169.6	—	(121.2)	48.4	166.9	(109.8)	57.1
Patents	5.8	—	(2.2)	3.6	5.8	(2.0)	3.8
Total	$870.2	$(11.1)	$(387.3)	$471.8	$863.1	$(355.4)	$507.7

7. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	September 30,	December 31,
	2020	2019
Accrued expenses and other liabilities:
Accrued rebates and commissions	$36.1	$56.2
Miscellaneous accrued expenses	37.1	37.8
Employee related expenses	38.8	34.7
Interest payable	5.9	15.8
Operating lease liabilities	9.6	10.0
Restructuring liabilities	3.7	6.3
Business Transformation Program related expenses	2.2	5.8
Derivative liabilities	0.3	5.0
Income and other taxes payable	7.7	11.2
Deferred revenues	2.7	3.1
Customer deposits	3.7	3.1
Pension and postretirement health liabilities	2.1	2.1
Product liabilities	1.6	1.3
Total accrued expenses and other liabilities	$151.5	$192.4

8. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact the Company's effective tax rate in future periods.

For the three months ended September 30, 2020, the Company recorded a $1.2 million income tax benefit, reflecting a (32.4)% effective tax rate, compared to a $9.4 million income tax provision for the three months ended September 30, 2019, reflecting a 31.9% effective tax rate. The change in the effective tax rate for the three months ended September 30, 2020 compared to the same period of the prior year is primarily the result of the Company's decrease in earnings before income taxes and changes in discrete tax items as a result of the change in uncertain tax positions, CARES Act net operating loss carryback provisions and the relative weighting of jurisdictional income and loss. For the three months ended September 30, 2020, the income tax benefit is primarily comprised of a net discrete benefit of $1.2 million, primarily related to the uncertain tax position for net interest deduction limitations, and changes in discrete tax items related to the CARES Act net operating loss carryback provisions.

For the nine months ended September 30, 2020, the Company recorded a $9.2 million income tax benefit, reflecting a 25.0% effective tax rate, compared to a $16.6 million income tax provision, reflecting a 30.7% effective tax rate, for the nine months ended September 30, 2019. The change in the effective tax rate for the nine months ended September 30, 2020 compared to the same period of the prior year is primarily the result of the Company's decrease in earnings before income taxes, changes in discrete tax items associated with the CARES Act including changes allowing for net operating loss carryback provisions and the relative weighting of jurisdictional income and loss. For the nine months ended September 30, 2020, the income tax benefit includes net discrete expenses of $5.0 million primarily related to provisions of the CARES Act discussed above compared to $0.7 million discrete expenses related to stock-based compensation and foreign tax adjustments for the nine months ended September 30, 2019.

The Company’s effective tax rate for the three months ended September 30, 2020 varies from the 21.0% U.S. federal statutory rate primarily due to discrete tax items generated from the provisions of the CARES Act for net operating loss carryback and interest limitations, changes in uncertain tax positions for foreign income subject to U.S. tax, foreign income or loss before income taxes and relative weighting of foreign earnings before income taxes. The Company's effective tax rate for the nine months ended September 30, 2020 varies from the 21.0% U.S. federal statutory rate for the items discussed for the three months ended September 30, 2020 as well as the impact of the indefinite-lived intangible asset impairment in the Company's EMEA region. The Company’s effective tax rates for the three and nine months ended September 30, 2019 vary from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. Foreign earnings are generated from operations in all of the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act, as temporarily modified under the CARES Act. Due to the revised interest deduction limitations of the CARES Act, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with the U.S. interest expense as of September 30, 2020. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company’s operating results.

The Company's unrecognized tax benefits, including interest and penalties, were $7.1 million and $4.2 million as of September 30, 2020, and December 31, 2019, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.6 million to $1.0 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions. As of September 30, 2020 and December 31, 2019 the Company's Consolidated Balance Sheets includes $49.1 million and $11.3 million, respectively, of income tax receivables, classified within "Prepaids and other current assets."

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017-2018 federal income tax returns as well as various other state income tax and jurisdictional audits. As of September 30, 2020, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

As of September 30, 2020, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions, and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

9. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	September 30, 2020		December 31, 2019
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$182.9	4.16%	$141.8	5.00%
Term Loan B Facility	855.0	3.61%	855.0	5.11%
9.50% Senior Notes due 2024	425.0	9.73%	425.0	9.72%
Finance leases	1.9	4.76%	2.5	4.83%
Total debt and finance leases, including current portion	1,464.8		1,424.3
Less current portion:
Term Loan B Facility	(2.5)		—
Finance leases	(0.9)		(1.2)
Unamortized debt issuance costs (1)	(17.6)		(20.5)
Hedge accounting fair value adjustment (2)	0.4		0.5
Total long-term debt and finance leases	$1,444.2		$1,403.1
(1) Total debt issuance costs, net of amortization as of September 30, 2020 and December 31, 2019, were $21.5 million and $23.0 million, respectively, of which $3.9 million and $2.5 million, respectively, are related to the Revolving Credit Facility (as defined below) and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
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

Through the first half of 2019, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at the Company's option, either (i) LIBOR plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50% for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. Beginning in the third quarter of 2019, the spreads for LIBOR and alternate base rate borrowings for the Revolving Credit Facility were 2.25% and 1.25%, respectively. Beginning in the second quarter of 2020, the spreads for LIBOR and alternate base rate borrowings for the Revolving Credit Facility were 2.50% and 1.50%, respectively, as a result of the Company's Consolidated Total Leverage Ratio as of March 31, 2020.

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

On April 17, 2020, the Company entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for the Company's products. The terms of the Amendment, among other items, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters through March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect beginning June 30, 2020 and will phase-in to the pre-Amendment covenant levels by the fourth quarter of 2021.

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

As of September 30, 2020, the Company had $7.1 million in outstanding stand-by letters of credit and $210.0 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of September 30, 2020, the Company also had $1.7 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowing under the Revolving Credit Facility.

The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future. In the second and third quarters of 2020, the Company executed contingency plans for its operations and reduced operating expenses and capital spending as necessary, including reductions in the size of the Company's workforce and temporary employee furloughs. As of September 30, 2020, the Company was in compliance with all affirmative and negative covenants pertaining to its financing arrangements.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.1 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

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

The Company's outstanding currency forward contracts entered into as hedges of forecasted transactions are as follows:

Currency (in millions)	Units Hedged
	September 30,	December 31,
	2020	2019
Canadian Dollar	6.6	8.0
Euro	4.1	7.6
British Pound	7.4	8.0
Mexican Peso	91.4	111.3
Singapore Dollar	2.0	2.0

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets are as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended September 30,		Location	Three Months Ended September 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$0.4	$(0.5)	Cost of sales	$(0.1)	$(0.1)
Commodity contracts	—	(0.5)	Cost of sales	(0.1)	(0.4)
Interest rate swap contracts	—	0.1	Interest expense	—	0.6
Total	$0.4	$(0.9)		$(0.2)	$0.1

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
	2020	2019		2020	2019
Foreign currency exchange contracts	$(0.5)	$—	Cost of sales	$(0.5)	$(0.7)
Commodity contracts	—	(1.3)	Cost of sales	(0.9)	(0.7)
Interest rate swap contracts	—	(1.6)	Interest expense	—	2.5
Total	$(0.5)	$(2.9)		$(1.4)	$1.1

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$193.2	$18.1	$259.6	$22.4
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$—	$—	$0.1

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.1)	$—	$(0.1)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.1)	$—	$(0.4)	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$0.6

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$544.9	$58.5	$778.4	$70.9
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$0.1	$—	$(14.2)
Derivative designated as hedging instrument	$—	$—	$—	$13.3

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.5)	$—	$(0.7)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.9)	$—	$(0.7)	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$2.5

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

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations are as follows:

Derivative in net investment hedging relationship	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Three Months Ended		Location	Three Months Ended		Location	Three Months Ended
	September 30,			September 30,			September 30,
	2020	2019		2020	2019		2020	2019
Interest rate swap contract	$—	$2.7	N/A	$—	$—	Other (income) expense — net	$—	$0.4
N/A = Not applicable

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Nine Months Ended		Location	Nine Months Ended		Location	Nine Months Ended
	September 30,			September 30,			September 30,
	2020	2019		2020	2019		2020	2019
Interest rate swap contract	$(0.8)	$4.0	N/A	$—	$—	Other (income) expense — net	$0.3	$1.2
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

The Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

Commodity	Contracted Units		Unit
	September 30,	December 31,
	2020	2019
Aluminum	133	524	MT
Copper	51	269	MT
Steel	—	1,778	Short tons

Currency (in millions)	Contracted Units
	September 30,	December 31,
	2020	2019
Singapore Dollar	28.4	28.4
Euro	84.1	75.6
British Pound	6.5	20.3
Mexican Peso	13.2	11.8
Swiss Franc	7.0	7.0
Canadian Dollar	1.2	1.3

The location and impact on the Consolidated Statements of Operations for gains or losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Three Months Ended September 30,
	2020	2019
Foreign currency exchange contracts	$(2.1)	$3.6	Other (income) expense — net
Commodity contracts	0.1	—	Other (income) expense — net
Total	$(2.0)	$3.6

Derivatives NOT designated as hedging instruments	Amount of gain/(loss) recognized in income on derivative		Location of gain/(loss) recognized in income on derivative
(in millions)	Nine Months Ended September 30,
	2020	2019
Foreign currency exchange contracts	$(2.1)	$9.3	Other (income) expense — net
Commodity contracts	(0.3)	—	Other (income) expense — net
Total	$(2.4)	$9.3

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		September 30,	December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.2	$0.8
Total derivatives designated as hedging instruments		$0.2	$0.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.2	$0.4
Total derivatives NOT designated as hedging instruments		$0.2	$0.4

Total asset derivatives		$0.4	$1.2

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		September 30,	December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.1	$0.6
Interest rate swap contracts	Accrued expenses and other liabilities	—	3.2
Total derivatives designated as hedging instruments		$0.1	$3.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.1	$0.6
Commodity contracts	Accrued expenses and other liabilities	0.1	0.6
Total derivatives NOT designated as hedging instruments		$0.2	$1.2

Total liability derivatives		$0.3	$5.0

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

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3    Unobservable inputs for the asset or liability

Interim Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of September 30, 2020 and December 31, 2019, as applicable, due to the short-term nature of these instruments.

The Company records its Revolving Credit Facility, Term Loan B Facility and Senior Notes at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 9, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 within the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $780.2 million and $860.9 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the Company's Senior Notes was approximately $435.8 million and $450.9 million as of September 30, 2020 and December 31, 2019, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

(in millions)	Fair Value
	September 30, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.4	$—	$0.4
Total current assets at fair value	—	0.4	—	0.4
Total assets at fair value	$—	$0.4	$—	$0.4

Current liabilities:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Commodity contracts	—	0.1	—	0.1
Total current liabilities at fair value	—	0.3	—	0.3
Total liabilities at fair value	$—	$0.3	$—	$0.3

(in millions)	Fair Value
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Total current assets at fair value	—	1.2	—	1.2
Total assets at fair value	$—	$1.2	$—	$1.2

Current liabilities:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	3.2	—	3.2
Total current liabilities at fair value	—	5.0	—	5.0
Total liabilities at fair value	$—	$5.0	$—	$5.0

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

See Note 6, "Goodwill and Other Intangible Assets — Net," for information regarding the impairment charge resulting from the fair value measurement of the Company's indefinite-lived intangible assets in the EMEA region performed on a nonrecurring basis during the nine months ended September 30, 2020. The Company has determined that the majority of the inputs used to value its EMEA region indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy and include the following for the impairment charge recorded during the nine months ended September 30, 2020:

Long Term Growth Rate	2.0%
Weighted Average Cost of Capital	12.0%
Pre-Tax Royalty Rate	1.50% - 2.25%

12. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of September 30, 2020 and December 31, 2019, the Company had reserved $40.8 million and $43.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

As of September 30, 2020, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.6 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively, consisted of $1.0 million and $0.7 million, respectively, reserved for specific cases and $0.6 million reserved as of both September 30, 2020 and December 31, 2019 for claims, calculated using actuarial methods, anticipated to have occurred but are not yet reported. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of September 30, 2020 and December 31, 2019, the Company held reserves for environmental matters related to certain of its current and former facilities of approximately $0.8 million and $0.7 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of September 30, 2020 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company has voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its analysis of relevant records of import activity an estimated range of potential loss for customs duties, fees and interest owed for previously imported products through March 31, 2020 to be $3.1 million to $9.0 million. No amount within the range of loss was more likely than any other and therefore, the Company recorded a charge of $3.1 million, representing the low end of the range of potential loss.

Through September 30, 2020, based on ongoing analyses, the Company has determined the estimated range of potential loss for customs duties, fees and interest owed for previously imported products to be $3.6 million to $6.2 million. No amount within the range of loss is more likely than any other and, therefore, the Company recorded an additional expense of $0.3 million for the three months ended June 30, 2020 and $0.2 million for the three months ended, September 30, 2020, resulting in a total expense of $3.6 million recorded for the nine months ended September 30, 2020. The charges recorded for the potential loss for customs duties, fees and interest owed on previously imported products are included as a component of "Restructuring and other expense (recovery) " in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020. The associated liability of $3.6 million, representing the low end of the range of potential loss, is included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of September 30, 2020. Additional interest will continue to be generated until the disclosure is perfected with CBP and estimated amounts due to CBP have been remitted. The Company's analysis is ongoing and the Company cannot predict with any certainty the outcome or timing of CBP's review of the Company's analysis.

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

The total product warranty liability activity for the nine months ended September 30, 2020 is as follows:

(in millions)
Balance as of December 31, 2019(1)	$43.9
Additions for issuance of warranties	21.3
Settlements (in cash or in kind)	(24.3)
Currency translation impact	(0.1)
Balance as of September 30, 2020(1)	$40.8
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $9.5 million and $10.6 million as of September 30, 2020 and December 31, 2019, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets as of both September 30, 2020 and December 31, 2019, was $1.8 million. The long-term portion of deferred revenue on extended warranties, included in "Other long-term liabilities" in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, was $3.6 million and $3.8 million, respectively.

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

The components of the periodic benefit costs for the Defined Benefit Plans are as follows:

(in millions)	Three Months Ended September 30,
	2020		2019
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—	$0.1	$—
Interest cost of projected benefit obligations	1.0	—	1.3	0.1
Expected return on assets	(1.1)	—	(1.2)	—
Amortization of actuarial net loss	0.6	0.1	0.6	—
Net periodic benefit cost	$0.6	$0.1	$0.8	$0.1

(in millions)	Nine Months Ended September 30,
	2020		2019
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$0.1	$—	$0.1	$—
Interest cost of projected benefit obligations	2.9	0.1	3.9	0.2
Expected return on assets	(3.1)	—	(3.6)	(0.1)
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial net loss	1.8	0.5	1.9	0.2
Settlement loss recognized	—	—	1.2	—
Net periodic benefit cost	$1.7	$0.5	$3.5	$0.3

The components of periodic benefit costs are included in "Other (income) expense — net" in the Consolidated Statements of Operations.

During the first quarter of 2019, the Company took various actions to settle a portion of its United Kingdom pension obligations. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash settlement loss of approximately $1.2 million, related to the accelerated recognition of unamortized losses incurred during the nine months ended September 30, 2019, which are included in "Other (income) expense — net" in the Consolidated Statements of Operations.

15. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate its long-term growth and margin targets and to refine its execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. The Company currently expects the Transformation Program to extend through 2021, however, the business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the timing and alter the execution costs and related savings the Company expects from this program. For the three and nine months ended September 30, 2020 and 2019, the Transformation Program costs consist primarily of fees for consulting services.

The classification of the Company's Transformation Program expenses are as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Transformation Program expense:
Cost of sales	$0.4	$1.1	$1.5	$1.3
Selling, general and administrative expenses	6.3	11.2	19.4	24.5
Total	$6.7	$12.3	$20.9	$25.8

Restructuring

The Company will take actions to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company, including actions associated with the Transformation Program. These actions generally include facility rationalization, headcount reductions and organizational integration activities resulting from discrete restructuring events, which are supported by approved plans for workforce reductions.

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2020 Plans	2019 and Previous Plans			Total
	Workforce reductions	Workforce reductions	Other	Pension withdrawal obligation
Restructuring liability as of December 31, 2019	$—	$5.0	$—	$9.9	$14.9
Restructuring activities	3.9	1.4	1.0	—	6.3
Cash payments	(3.5)	(4.4)	—	(0.9)	(8.8)
Non-cash adjustments (1)	(0.1)	—	(1.0)	—	(1.1)
Restructuring liability as of September 30, 2020	$0.3	$2.0	$—	$9.0	$11.3
(1) Non-cash adjustments represent stock-based compensation resulting from the accelerated vesting of certain stock awards and accelerated depreciation recorded during the period.

As of September 30, 2020 and December 31, 2019, the current portion of the restructuring liability was $3.7 million and $6.3 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the long-term portion of the restructuring liability was $7.6 million and $8.6 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. The long-term portion of the restructuring liability is a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities and is expected to be satisfied in April of 2026 when the pension obligation is scheduled to have been satisfied.

The Company's restructuring expense (recovery) by segment is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$0.7	$—	$2.5	$2.4
EMEA	(0.2)	(0.1)	0.3	0.2
APAC	1.1	—	2.1	0.1
Corporate	0.1	(0.1)	1.4	3.1
Total restructuring activities	$1.7	$(0.2)	$6.3	$5.8

The Company's restructuring expense (recovery) is reported in the Consolidated Statements of Operations as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$0.4	$—	$0.4	$0.4
Restructuring and other expense (recovery)	1.3	(0.2)	5.9	5.4
Total restructuring activities	$1.7	$(0.2)	$6.3	$5.8

Beginning in the first quarter of 2020, the Company continued taking restructuring actions intended to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program. During the three and nine months ended September 30, 2020, the Company recognized $0.8 million and $3.9 million, respectively, of severance and related costs resulting from workforce reductions in the Americas region and Corporate as well as limited management restructurings. For the nine months ended September 30, 2020, these severance and related costs, consisting of $2.5 million in the Americas region and $1.4 million in the Corporate division, are included in "Restructuring and other expense (recovery) " in the Company's Consolidated Statements of Operations. The Company may take future restructuring actions as the efficiencies from the Transformation Program are realized, as part of its continued effort to review operating costs and streamline future staffing requirements.

The Company also recognized costs in connection with restructuring actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. These costs include $1.4 million of severance and related costs included in "Restructuring and other expense (recovery) " for the nine months ended September 30, 2020. The Company also recognized $0.4 million of inventory write-down included in "Cost of sales" for both the three and nine months ended September 30, 2020 and $0.5 million and $0.6 million of accelerated depreciation included in "Restructuring and other expense (recovery) " for the three and nine months ended September 30, 2020, respectively. The estimated remaining $0.3 million of restructuring costs related to these actions are expected to be recognized throughout the remainder of the year ending December 31, 2020 as continuing service requirements are met and final determinations are made for future usage of impacted inventory and equipment.

During the nine months ended September 30, 2019, the Company recognized $5.4 million of severance and related costs resulting from a global workforce reduction and limited executive management and restructuring actions initiated during the first quarter of 2019. The severance and related costs are included in "Restructuring and other expense (recovery) " in the Company's Consolidated Statements of Operations during the respective periods incurred.

During the second quarter of 2019, the Company completed the closure and plant consolidation of a small manufacturing facility in Baltimore, Maryland and recognized total costs of $0.6 million, consisting of $0.2 million of inventory write-down and $0.2 million of accelerated depreciation included in "Cost of sales" and $0.2 million of severance and related costs, included in "Restructuring and other expense (recovery) " in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during either of the three or nine months ended September 30, 2020 and 2019, respectively.

16. Accumulated Other Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	September 30,	December 31,
	2020	2019
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.6 million, respectively	$(2.6)	$(4.3)
Derivative instrument fair market value, net of income tax expense of $1.0 million and $0.8 million, respectively	(0.9)	(1.6)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.0 million and $6.5 million, respectively	(33.4)	(35.6)
Total accumulated other comprehensive loss	$(36.9)	$(41.5)

The summary of changes in AOCI for the three and nine months ended September 30, 2020 and 2019 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
Other comprehensive (loss) income before reclassifications	(27.5)	(1.1)	1.4	(27.2)
Reclassifications	—	0.6	0.7	1.3
Tax effect	(0.7)	0.1	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(28.2)	(0.4)	2.0	(26.6)
Balance as of March 31, 2020	$(32.5)	$(2.0)	$(33.6)	$(68.1)
Other comprehensive income before reclassifications	17.6	0.2	0.2	18.0
Reclassifications	—	0.6	0.8	1.4
Tax effect	0.5	(0.2)	(0.2)	0.1
Net current period other comprehensive income	18.1	0.6	0.8	19.5
Balance as of June 30, 2020	$(14.4)	$(1.4)	$(32.8)	$(48.6)
Other comprehensive income (loss) before reclassifications	11.8	0.4	(1.1)	11.1
Reclassifications	—	0.2	0.7	0.9
Tax effect	—	(0.1)	(0.2)	(0.3)
Net current period other comprehensive income (loss)	11.8	0.5	(0.6)	11.7
Balance as of September 30, 2020	$(2.6)	$(0.9)	$(33.4)	$(36.9)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(2.9)	(3.1)
Reclassifications	—	(0.7)	1.8	1.1
Tax effect	(0.3)	0.2	(0.1)	(0.2)
Net current period other comprehensive loss	—	(1.0)	(1.2)	(2.2)
Balance as of March 31, 2019	$(6.5)	$(0.2)	$(37.1)	$(43.8)
Other comprehensive income (loss) before reclassifications	7.4	(1.5)	0.4	6.3
Reclassifications	—	(0.3)	0.9	0.6
Tax effect	0.1	0.5	0.1	0.7
Net current period other comprehensive income (loss)	7.5	(1.3)	1.4	7.6
Balance as of June 30, 2019	$1.0	$(1.5)	$(35.7)	$(36.2)
Other comprehensive (loss) income before reclassifications	(8.2)	(0.9)	0.9	(8.2)
Reclassifications	—	(0.1)	0.6	0.5
Tax effect	(0.6)	0.3	0.1	(0.2)
Net current period other comprehensive (loss) income	(8.8)	(0.7)	1.6	(7.9)
Balance as of September 30, 2019	$(7.8)	$(2.2)	$(34.1)	$(44.1)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income (loss) and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended September 30,		Location
	2020	2019
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.1)	$(0.1)	Cost of sales
Commodity contracts	(0.1)	(0.4)	Cost of sales
Interest expense	—	0.6	Interest expense
(Losses) gains on cash flow hedges, before tax	(0.2)	0.1
Tax effect	—	0.2	Income taxes
(Losses) gains on cash flow hedges, net of tax	$(0.2)	$0.3

Amortization of pension and postretirement items:
Actuarial losses	$(0.7)	$(0.6)	Other (income) expense — net
Amortization of pension and postretirement items, before tax	(0.7)	(0.6)
Tax effect	0.2	(0.2)	Income taxes
Amortization of pension and postretirement items, net of tax	$(0.5)	$(0.8)

Total reclassifications, net of tax	$(0.7)	$(0.5)

(in millions)	Nine Months Ended September 30,		Recognized Location
	2020	2019
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.5)	$(0.7)	Cost of sales
Commodity contracts	(0.9)	(0.7)	Cost of sales
Interest expense	—	2.5	Interest expense
(Losses) gains on cash flow hedges, before tax	(1.4)	1.1
Tax effect	0.3	0.5	Income taxes
(Losses) gains on cash flow hedges, net of tax	$(1.1)	$1.6

Amortization of pension and postretirement items:
Prior service cost	$0.1	$—	Other (income) expense — net
Actuarial losses	(2.3)	(2.1)	Other (income) expense — net
Pension settlement	—	(1.2)	Other (income) expense — net
Amortization of pension and postretirement items, before tax	(2.2)	(3.3)
Tax effect	0.5	(0.1)	Income taxes
Amortization of pension and postretirement items, net of tax	$(1.7)	$(3.4)

Total reclassifications, net of tax	$(2.8)	$(1.8)

17. Earnings (Loss) Per Share

The Company presents earnings or (loss) per share on a basic and diluted basis. Basic earnings or (loss) per share is computed by dividing net earnings or (loss) by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criteria has been met.

As the Company reported a net loss for the nine months ended September 30, 2020, basic loss per share is the same as diluted loss per share as the inclusion of potential shares of common stock would be antidilutive. As the Company reported net earnings for the three months ended September 30, 2020 and for both the three and nine months ended September 30, 2019, basic and diluted earnings per share are calculated as outlined above.

The following table summarizes the total number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards. As a result of the Company's net loss for the nine months ended September 30, 2020, all of the potentially issuable common stock was excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares.

As of September 30, 2020, potentially issuable shares of common stock consisted of the following:

Potential shares of common stock:
Stock options	2,148,864
Unvested restricted stock units	788,584
Unvested performance share units(1)	648,590
Total potential shares of common stock	3,586,038
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

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding — Basic	141,512,207	141,072,179	141,481,963	140,893,966

Effect of dilutive securities:
Stock options	—	152,419	—	209,264
Unvested restricted stock units	48,540	195,813	—	255,646
Unvested performance share units	—	112,379	—	96,617
Effect of dilutive securities	48,540	460,611	—	561,527
Weighted average shares outstanding — Diluted	141,560,747	141,532,790	141,481,963	141,455,493

For the three months ended September 30, 2020, there were 2.5 million securities excluded from the computation of earnings per share because the effect of including such securities would have been antidilutive. For the three and nine months ended September 30, 2019, there were 1.2 million and 1.4 million securities, respectively, excluded from the computation of earnings per share because the effect of including such securities would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

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

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "Earnings (loss) before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Americas	$221.8	$318.2	$630.9	$929.2
EMEA	73.9	95.8	209.5	301.3
APAC	48.0	64.4	141.5	179.3
Elimination of intersegment sales	(45.2)	(67.9)	(148.5)	(197.7)
Total net sales	$298.5	$410.5	$833.4	$1,212.1

Segment Adjusted Operating EBITDA:
Americas	$34.8	$67.0	$105.8	$184.2
EMEA	10.5	18.6	29.6	55.1
APAC	8.4	11.3	22.3	26.5
Total Segment Adjusted Operating EBITDA	53.7	96.9	157.7	265.8
Corporate and unallocated expenses	(8.1)	(14.8)	(46.8)	(50.8)
Amortization expense	(10.2)	(9.4)	(30.2)	(28.8)
Depreciation expense	(5.1)	(5.3)	(15.5)	(16.2)
Transaction costs (1)	(0.1)	(0.3)	(0.2)	(0.9)
Other items (2)	(0.2)	—	(3.6)	(0.8)
Transformation Program expense (3)	(6.7)	(12.3)	(20.9)	(25.8)
Restructuring activities (4)	(1.7)	0.2	(6.3)	(5.8)
Loss from impairment and disposal of assets — net	(0.4)	(0.2)	(11.7)	(0.2)
Earnings from operations	21.2	54.8	22.5	136.5
Interest expense	(18.1)	(22.4)	(58.5)	(70.9)
Other income (expense) — net	0.6	(2.9)	(0.8)	(11.5)
Earnings (loss) before income taxes	$3.7	$29.5	$(36.8)	$54.1
(1) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the nine months ended September 30, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the three and nine months ended September 30, 2020, other items represent the changes in the loss contingency estimate of amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the nine months ended September 30, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."

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

Adjusted Operating EBITDA % by segment (5):
Americas	15.7%	21.1%	16.8%	19.8%
EMEA	14.2%	19.4%	14.1%	18.3%
APAC	17.5%	17.5%	15.8%	14.8%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Third-party net sales by geographic area (6):
United States	$190.0	$263.0	$530.0	$767.1
Other Americas	14.6	25.7	44.1	72.4
EMEA	55.8	73.2	159.7	238.1
APAC	38.1	48.6	99.6	134.5
Total net sales by geographic area	$298.5	$410.5	$833.4	$1,212.1
(6) Third-party net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended September 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$171.2	$31.5	$202.7
EMEA	47.1	10.9	58.0
APAC	31.5	6.3	37.8
Total net sales	$249.8	$48.7	$298.5

(in millions)	Three Months Ended September 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$237.4	$47.4	$284.8
EMEA	62.9	11.1	74.0
APAC	41.5	10.2	51.7
Total net sales	$341.8	$68.7	$410.5

(in millions)	Nine Months Ended September 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$480.8	$84.0	$564.8
EMEA	131.4	32.2	163.6
APAC	86.9	18.1	105.0
Total net sales	$699.1	$134.3	$833.4

(in millions)	Nine Months Ended September 30, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$699.2	$129.0	$828.2
EMEA	205.9	36.3	242.2
APAC	118.0	23.7	141.7
Total net sales	$1,023.1	$189.0	$1,212.1

Total assets by geographic segment are as follows:

(in millions)	September 30,	December 31,
	2020	2019
Americas	$1,498.5	$1,528.0
EMEA	336.0	349.8
APAC	202.0	211.8
Corporate	114.3	75.7
Total assets	$2,150.8	$2,165.3

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$201.2	$169.1	$(71.8)	$298.5
Cost of sales	0.2	155.9	108.9	(71.8)	193.2
Gross profit	(0.2)	45.3	60.2	—	105.3
Selling, general and administrative expenses	15.5	28.9	27.9	—	72.3
Amortization expense	—	7.2	2.7	—	9.9
Restructuring and other expenses	0.1	0.7	0.7	—	1.5
Loss (gain) from impairment and disposal of assets — net	0.1	0.5	(0.2)	—	0.4
(Loss) earnings from operations	(15.9)	8.0	29.1	—	21.2
Interest expense	17.7	0.2	0.2	—	18.1
Other (income) expense — net	(1.8)	(5.9)	7.1	—	(0.6)
Equity in earnings of subsidiaries	19.6	11.5	—	(31.1)	—
(Loss) earnings before income taxes	(12.2)	25.2	21.8	(31.1)	3.7
Income taxes	(17.1)	5.6	10.3	—	(1.2)
Net earnings	$4.9	$19.6	$11.5	$(31.1)	$4.9
Total other comprehensive income, net of tax	11.8	11.6	11.0	(22.7)	11.7
Comprehensive income	$16.7	$31.2	$22.5	$(53.8)	$16.6

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2019
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$297.2	$243.8	$(130.5)	$410.5
Cost of sales	0.9	221.6	167.6	(130.5)	259.6
Gross profit	(0.9)	75.6	76.2	—	150.9
Selling, general and administrative expenses	24.5	33.8	28.4	—	86.7
Amortization expense	—	7.2	2.2	—	9.4
Restructuring recovery	—	(0.1)	(0.1)	—	(0.2)
(Gain) loss from disposal of assets — net	—	(0.1)	0.3	—	0.2
(Loss) earnings from operations	(25.4)	34.8	45.4	—	54.8
Interest expense	21.7	0.2	0.5	—	22.4
Other (income) expense — net	(3.1)	(8.7)	14.7	—	2.9
Equity in earnings of subsidiaries	49.3	19.4	—	(68.7)	—
Earnings before income taxes	5.3	62.7	30.2	(68.7)	29.5
Income taxes	(14.8)	13.4	10.8	—	9.4
Net earnings	$20.1	$49.3	$19.4	$(68.7)	$20.1
Total other comprehensive loss, net of tax	(7.9)	(9.8)	(9.7)	19.5	(7.9)
Comprehensive income	$12.2	$39.5	$9.7	$(49.2)	$12.2

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Nine Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$581.8	$506.9	$(255.3)	$833.4
Cost of sales	—	448.7	351.5	(255.3)	544.9
Gross profit	—	133.1	155.4	—	288.5
Selling, general and administrative expenses	45.1	84.0	86.5	—	215.6
Amortization expense	—	21.3	7.9	—	29.2
Restructuring and other expenses	1.4	5.5	2.6	—	9.5
Loss from impairment and disposal of assets — net	0.1	0.5	11.1	—	11.7
(Loss) earnings from operations	(46.6)	21.8	47.3	—	22.5
Interest expense	57.2	0.6	0.7	—	58.5
Other (income) expense — net	(10.0)	(17.4)	28.2	—	0.8
Equity in earnings of subsidiaries	26.5	8.2	—	(34.7)	—
(Loss) earnings before income taxes	(67.3)	46.8	18.4	(34.7)	(36.8)
Income taxes	(39.7)	20.3	10.2	—	(9.2)
Net (loss) earnings	$(27.6)	$26.5	$8.2	$(34.7)	$(27.6)
Total other comprehensive income, net of tax	4.6	5.5	4.6	(10.1)	4.6
Comprehensive (loss) income	$(23.0)	$32.0	$12.8	$(44.8)	$(23.0)

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Nine Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$850.4	$714.8	$(353.1)	$1,212.1
Cost of sales	2.7	639.1	489.7	(353.1)	778.4
Gross profit	(2.7)	211.3	225.1	—	433.7
Selling, general and administrative expenses	67.7	103.4	91.7	—	262.8
Amortization expense	—	21.4	7.4	—	28.8
Restructuring and other expenses	2.8	1.6	1.0	—	5.4
(Gain) loss from disposal of assets — net	—	(0.1)	0.3	—	0.2
(Loss) earnings from operations	(73.2)	85.0	124.7	—	136.5
Interest expense	67.0	0.7	3.2	—	70.9
Other (income) expense — net	(13.5)	(15.5)	40.5	—	11.5
Equity in earnings of subsidiaries	130.7	57.0	—	(187.7)	—
Earnings before income taxes	4.0	156.8	81.0	(187.7)	54.1
Income taxes	(33.5)	26.1	24.0	—	16.6
Net earnings	$37.5	$130.7	$57.0	$(187.7)	$37.5
Total other comprehensive loss, net of tax	(2.5)	(31.2)	(28.9)	60.1	(2.5)
Comprehensive income	$35.0	$99.5	$28.1	$(127.6)	$35.0

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	September 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17.8	$—	$106.0	$(0.9)	$122.9
Restricted cash	—	—	0.2	—	0.2
Accounts receivable — net	1.8	72.4	87.6	—	161.8
Inventories — net	—	97.8	94.6	—	192.4
Prepaids and other current assets	45.4	1.4	21.1	—	67.9
Total current assets	65.0	171.6	309.5	(0.9)	545.2
Property, plant and equipment — net	14.1	71.2	41.4	—	126.7
Operating lease right-of-use assets	2.3	4.4	35.8	—	42.5
Goodwill	—	832.4	104.4	—	936.8
Other intangible assets — net	0.2	322.5	149.1	—	471.8
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,478.2	—	(3,478.2)	—
Investment in subsidiaries	4,427.4	—	—	(4,427.4)	—
Other non-current assets	6.4	4.6	16.8	—	27.8
Total assets	$4,515.4	$4,895.0	$666.9	$(7,926.5)	$2,150.8
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$55.8	$47.3	$(0.9)	$102.4
Accrued expenses and other liabilities	23.0	67.9	60.6	—	151.5
Current portion of long-term debt and finance leases	2.5	0.3	0.6	—	3.4
Product warranties	—	20.3	11.0	—	31.3
Total current liabilities	25.7	144.3	119.5	(0.9)	288.6
Long-term debt and finance leases	1,430.4	0.4	13.4	—	1,444.2
Deferred income taxes	51.2	—	38.5	—	89.7
Pension and postretirement health liabilities	14.7	9.5	3.0	—	27.2
Intercompany long-term notes payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,730.5	—	747.6	(3,478.1)	—
Investment in subsidiaries	—	292.7	—	(292.7)	—
Operating lease liabilities	2.1	2.6	27.7	—	32.4
Other long-term liabilities	12.2	18.1	5.6	(0.2)	35.7
Total non-current liabilities	4,256.8	323.3	840.1	(3,791.0)	1,629.2
Total equity (deficit):
Total equity (deficit)	232.9	4,427.4	(292.7)	(4,134.6)	233.0
Total liabilities and equity	$4,515.4	$4,895.0	$666.9	$(7,926.5)	$2,150.8

WELBILT, INC.
Consolidating Balance Sheet
(Audited)

(in millions)	December 31, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.7	$0.7	$119.3	$—	$130.7
Accounts receivable — net	0.1	82.5	101.0	—	183.6
Intercompany trade receivable	—	5.9	—	(5.9)	—
Inventories — net	—	100.2	86.2	—	186.4
Prepaids and other current assets	6.7	6.8	14.7	—	28.2
Total current assets	17.5	196.1	321.2	(5.9)	528.9
Property, plant and equipment — net	17.0	66.4	44.1	—	127.5
Operating lease right-of-use assets	—	3.6	36.3	—	39.9
Goodwill	—	832.4	100.7	—	933.1
Other intangible assets — net	—	344.2	163.5	—	507.7
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,437.2	—	(3,437.2)	—
Investment in subsidiaries	4,400.9	—	—	(4,400.9)	—
Other non-current assets	7.6	4.2	16.4	—	28.2
Total assets	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$49.0	$55.2	$—	$104.4
Accrued expenses and other liabilities	35.3	87.7	69.4	—	192.4
Current portion of long-term debt and finance leases	—	0.7	0.5	—	1.2
Intercompany trade payable	5.9	—	—	(5.9)	—
Product warranties	—	21.9	11.4	—	33.3
Total current liabilities	41.4	159.3	136.5	(5.9)	331.3
Long-term debt and finance leases	1,370.0	0.6	32.5	—	1,403.1
Deferred income taxes	45.0	—	36.9	—	81.9
Pension and postretirement health liabilities	15.5	10.2	7.1	—	32.8
Intercompany long-term notes payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,695.1	—	742.1	(3,437.2)	—
Investment in subsidiaries	—	300.9	—	(300.9)	—
Operating lease liabilities	—	1.8	27.3	—	29.1
Other long-term liabilities	7.4	20.5	6.3	(0.1)	34.1
Total non-current liabilities	4,148.7	334.0	856.5	(3,758.2)	1,581.0
Total equity (deficit):
Total equity (deficit)	252.9	4,400.9	(300.9)	(4,099.9)	253.0
Total liabilities and equity	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(81.0)	$50.4	$4.6	$(0.9)	$(26.9)
Cash flows from investing activities
Capital expenditures	(1.7)	(9.3)	(4.9)	—	(15.9)
Acquisition of intangible assets	—	(0.2)	—	—	(0.2)
Intercompany investment	—	(41.0)	5.6	35.4	—
Other	(3.9)	—	—	—	(3.9)
Net cash (used in) provided by investing activities	(5.6)	(50.5)	0.7	35.4	(20.0)
Cash flows from financing activities
Proceeds from long-term debt	172.5	—	—	—	172.5
Repayments on long-term debt and finance leases	(112.5)	(0.6)	(18.1)	—	(131.2)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Exercises of stock options	1.1	—	—	—	1.1
Payments on tax withholdings for equity awards	(0.7)	—	—	—	(0.7)
Intercompany financing	35.4	—	—	(35.4)	—
Net cash provided by (used in) financing activities	93.7	(0.6)	(18.1)	(35.4)	39.6
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	7.1	(0.7)	(13.1)	(0.9)	(7.6)
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$17.8	$—	$106.2	$(0.9)	$123.1

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30, 2019
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(112.9)	$(84.1)	$(122.1)	$(1.4)	$(320.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	75.8	204.9	—	280.7
Capital expenditures	(3.5)	(10.2)	(3.7)	—	(17.4)
Proceeds from maturity of short-term investment	—	—	32.0	—	32.0
Intercompany investment	—	19.5	(5.7)	(13.8)	—
Other	0.9	—	—	—	0.9
Net cash (used in) provided by investing activities	(2.6)	85.1	227.5	(13.8)	296.2
Cash flows from financing activities
Proceeds from long-term debt	355.0	—	—	—	355.0
Repayments on long-term debt and finance leases	(223.5)	(0.7)	(43.0)	—	(267.2)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	3.0	—	—	—	3.0
Payments on tax withholdings for equity awards	(2.2)	—	—	—	(2.2)
Intercompany financing	(13.8)	—	—	13.8	—
Net cash provided by (used in) financing activities	118.5	(1.5)	(58.0)	13.8	72.8
Effect of exchange rate changes on cash	—	—	(3.9)	—	(3.9)
Net increase (decrease) in cash and cash equivalents and restricted cash	3.0	(0.5)	43.5	(1.4)	44.6
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$3.2	$—	$116.0	$(1.4)	$117.8

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

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the three months ended September 30, 2020, and for select line items, as compared to the same period of the prior year, are as follows:

•Net sales were $298.5 million, a decrease of 27.3%.

•Organic net sales (a non-GAAP measure) decreased 28.0%.

•Earnings from operations were $21.2 million, a decrease of 61.3%

•Adjusted Operating EBITDA (a non-GAAP measure) was $45.6 million, a decrease of 44.5% while Adjusted Operating EBITDA margin (a non-GAAP measure) was 15.3%.

•Net earnings was $4.9 million, while our Adjusted Net Earnings (a non-GAAP measure) was $9.9 million.

•Diluted net earnings per share was $0.03, Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.07.

•As of September 30, 2020, our total liquidity was $332.9 million, consisting of $122.9 million of cash and cash equivalents and $210.0 million available for additional borrowings under our senior secured revolving credit facility, to the extent the Company's compliance with financial covenants permits such borrowings. This compares to liquidity of $298.3 million as of June 30, 2020, $299.5 million as of March 31, 2020 and $384.8 million as of December 31, 2019.

•Our total outstanding long-term debt, excluding finance leases, as of September 30, 2020 was $1,460.4 million.

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

The COVID-19 pandemic has decreased demand for commercial foodservice equipment and aftermarket parts and the related economic disruption has continued to negatively impact our results of operations, financial position and cash flows during the third quarter of fiscal 2020 compared to the same period of the prior year. We continue to proactively monitor the impacts of the COVID-19 pandemic, and while we are encouraged by recent developments surrounding a phased reopening of the economy in North America and Asia, we remain cautious due to a "potential resurgence" of the virus, as it has recently been reported in Europe. We believe our go-to-market approach has and will continue to enable us to serve our customers and our long-standing relationships have positioned us to capitalize on emerging opportunities.

Because the COVID-19 pandemic is unprecedented, its severity, duration and future economic consequences are difficult to forecast. Although we cannot predict its future impact on our Company with any certainty, we anticipate that demand will continue to be negatively impacted well into 2021 and beyond.

In response to the decreased customer demand for our products and services, we have taken numerous actions in order to protect our employees, customers, suppliers and shareholders throughout the second and third quarters of 2020, including:

•implementing health and safety measures to protect our employees in our manufacturing plants, distribution centers and offices,

•reviewing operating costs, adjusting budgets and reducing discretionary spending,

•working with our customers to balance requests for extended payment terms and deferral of payments to vendors,

•reducing hiring activities and adjusting compensation programs,

•streamlining staffing requirements and furloughing employees consistent with reductions in product demand and manufacturing levels,

•adjusting the operating schedules of our manufacturing plants based on governmental requirements, health, safety and demand factors,

•cancellation of non-essential travel plans to promote the safety and security of our employees while complying with various government mandates,

•engaging in work-from-home arrangements and social-distancing initiatives to reduce the risk of transmission of COVID-19, based on the multiple standards published to date,

•the evaluation of our supply chain, determining critical raw material requirements and identifying additional suppliers beyond our first-tier suppliers,

•reviewing and updating cybersecurity protocols to protect and maintain our operations, and

•obtaining government assistance, where applicable. During the nine months ended September 30, 2020, we met the requirements to receive a total of $11.8 million of government assistance in the form of cash, cost abatements and retention credits, with $2.5 million of the government assistance yet to be received and recorded as a receivable at September 30, 2020.

The Company's third quarter 2020 net sales, gross margins and cash flows all improved sequentially from the second quarter as the commercial foodservice industry continued to gradually recover from the negative impacts of COVID-19. The extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries where we operate globally, the development of treatments and vaccines, and the timing of the resumption of economic activity to pre-pandemic levels. We are currently unable to quantify with certainty the ultimate severity or duration of the impact of COVID-19 on our business.

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

As of March 31, 2020, an impairment charge was recognized in the amount of $11.1 million, resulting from an interim impairment assessment in the EMEA region which determined that the carrying value of the indefinite-lived intangible assets exceeded their estimated fair value. The impairment charge was recorded as a component of "Loss from impairment and disposal of assets — net" in our Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

Our specific strategic objectives include:

•Achieve profitable growth: We intend to grow sales organically with our best-in-class foodservice equipment product portfolio and kitchen systems approach. While organic growth across all three of our regions is our first priority, we will selectively pursue strategic acquisitions and partnerships as our capital structure allows in the future. Our industry is fragmented, and we believe there is significant opportunity for consolidation through acquisitions, partnerships and other strategic relationships to drive growth.

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

In connection with the ongoing execution of the Transformation Program, we incurred $6.7 million and $20.9 million of consulting and other related Transformation Program costs for the three and nine months ended September 30, 2020. We also incurred $1.8 million and $6.6 million of restructuring charges intended to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program, resulting in total costs of $65.2 million from the inception of the Transformation Program through September 30, 2020. We expect to incur the remaining costs associated with the Transformation Program in 2020 with a lesser portion expected to extend into 2021. We expect to settle these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program. We remain encouraged by our progress to date and are committed to completing the activities included within the scope of the Transformation Program by the end of 2021 as originally planned. We remain confident in our ability to achieve the $75 million of annualized savings when our sales and volume levels return to pre-COVID levels.

•Create innovative products and solutions: To remain an industry leader and grow our reputation as an innovative company, we continuously develop dynamic product and system solutions for the entire kitchen. We leverage our suppliers and customers to actively address product competitiveness and life cycle extensions. We co-create innovation and refresh existing products with new, locally relevant food-inspiring technologies, while simultaneously finding new ways to integrate those technologies into global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.

•Enhance customer satisfaction: We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

•Drive operational excellence: We are focused on productivity gains and cost reductions across our business and plan to continue to leverage our global footprint to drive greater efficiencies across our operations. We are executing these cost reduction initiatives through our Transformation Program, focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms.

•Develop great people: We strive to make Welbilt an employer of choice in our industry. We believe that we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Three Months Ended September 30,		Change
	2020	2019	$	%
Net sales	$298.5	$410.5	$(112.0)	(27.3)%
Cost of sales	193.2	259.6	(66.4)	(25.6)%
Gross profit	105.3	150.9	(45.6)	(30.2)%
Gross margin (% of Net sales)	35.3%	36.8%		(1.5)%
Selling, general and administrative expenses	72.3	86.7	(14.4)	(16.6)%
Amortization expense	9.9	9.4	0.5	5.3%
Restructuring and other expense (recovery)	1.5	(0.2)	1.7	N/M
Loss from impairment and disposal of assets — net	0.4	0.2	0.2	100.0%
Earnings from operations	21.2	54.8	(33.6)	(61.3)%
Interest expense	18.1	22.4	(4.3)	(19.2)%
Other (income) expense — net	(0.6)	2.9	3.5	120.7%
Earnings before income taxes	3.7	29.5	(25.8)	(87.5)%
Income taxes	(1.2)	9.4	(10.6)	(112.8)%
Net earnings	$4.9	$20.1	$(15.2)	(75.6)%
N/M - Not Meaningful

Analysis of Net Sales

"Net sales" for our geographic segments comprised the following for the periods presented:

(in millions)	Three Months Ended September 30,		Change
	2020	2019	$	%
Americas	$221.8	$318.2	$(96.4)	(30.3)%
EMEA	73.9	95.8	(21.9)	(22.9)%
APAC	48.0	64.4	(16.4)	(25.5)%
Elimination of intersegment sales	(45.2)	(67.9)	22.7	33.4%
Total net sales	$298.5	$410.5	$(112.0)	(27.3)%

Net sales totaled $298.5 million for the three months ended September 30, 2020 representing a decrease of $112.0 million, or 27.3%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to a decrease in general market demand, decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products, and rollouts with large chain customers in the prior year which did not recur in 2020. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume driven rebate programs. Foreign currency translation positively impacted net sales for the three months ended September 30, 2020 by $3.0 million, or 0.7%.

Net sales in the Americas segment for the three months ended September 30, 2020 decreased $96.4 million, or 30.3%, as a result of lower third-party net sales of $82.1 million and a decrease in intersegment sales of $14.3 million. The decrease in third-party net sales was primarily driven by decreased volumes due to a decrease in general market demand, decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products, and rollouts with large chain customers in the prior year which did not recur in 2020. The decrease was partially offset by increased net pricing and a reduction in costs associated with volume driven rebate programs. Foreign currency translation negatively impacted third-party net sales for the three months ended September 30, 2020 by $0.3 million.

Net sales in the EMEA segment for the three months ended September 30, 2020 decreased $21.9 million, or 22.9%, consisting of a $16.0 million decrease in third-party net sales and a $5.9 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by rollouts with large chain customers in the prior year which did not recur in 2020 along with decreased volumes in the general market and decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation positively impacted third-party net sales for the three months ended September 30, 2020 by $3.1 million.

Net sales in the APAC segment for the three months ended September 30, 2020 decreased $16.4 million, or 25.5%, primarily as a result of decreased third-party net sales of $13.9 million and a decrease in intersegment sales of $2.5 million. The decrease in third-party net sales was primarily driven by decreased volumes in the general market and decreased KitchenCare aftermarket sales, which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation positively impacted third-party net sales for the three months ended September 30, 2020 by $0.2 million.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended September 30, 2020 totaled $105.3 million, a decrease of $45.6 million, or 30.2%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a $39.6 million unfavorable impact from product volumes, (ii) $14.5 million of unfavorable material and other manufacturing costs, primarily driven by a reduction in fixed overheard absorption due to lower production volumes and (iii) $0.9 million of higher depreciation costs. These unfavorable impacts were partially offset by (i) a $7.6 million favorable impact from increased net pricing, (ii) a $1.1 million positive foreign currency translation impact and (iii) a $0.7 million decrease in third-party consulting costs incurred in connection with our Transformation Program.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended September 30, 2020 totaled $72.3 million, a decrease of $14.4 million, or 16.6%, compared to the same period of the prior year. This decrease is primarily due to: (i) $6.5 million of lower net professional fees (inclusive of $4.9 million of lower third-party consulting incurred in connection with our Transformation Program), (ii) $4.5 million of lower marketing and sales commission expenses, (iii) $3.1 million of lower employee-related and controllable travel costs and (iv) $0.5 million of lower depreciation expense. The majority of these expense reductions were associated with our response to the COVID-19 pandemic, including reductions in force and temporary furloughs and a significant curtailment of travel and marketing spend, and other discretionary spending.

Restructuring and other expenses

"Restructuring and other expense (recovery) " for the three months ended September 30, 2020 were $1.5 million, consisting of $1.3 million of severance and related costs and a $0.2 million loss contingency charge. The severance and related costs were associated with continued workforce reduction efforts as a result of the improved efficiencies gained from the execution of the Transformation Program as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 12, "Contingencies and Significant Estimates," for further information.

Analysis of Adjusted Operating EBITDA

Adjusted Operating EBITDA for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended September 30,		Change
	2020	2019	$	%
Americas	$34.8	$67.0	$(32.2)	(48.1)%
EMEA	10.5	18.6	(8.1)	(43.5)%
APAC	8.4	11.3	(2.9)	(25.7)%
Total Segment Adjusted Operating EBITDA	53.7	96.9	(43.2)	(44.6)%
Less: Corporate and unallocated expenses	(8.1)	(14.8)	6.7	45.3%
Total Adjusted Operating EBITDA	$45.6	$82.1	$(36.5)	(44.5)%

Adjusted Operating EBITDA margin (1)	15.3%	20.0%		(4.7)%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended September 30, 2020 decreased by $32.2 million, or 48.1%. This decrease was primarily the result of: (i) $30.5 million of lower product volumes and (ii) $12.6 million of unfavorable material and other manufacturing costs primarily driven by reduced production volumes. The impact of these decreases was partially offset by (i) a $5.3 million favorable impact from net pricing, (ii) $3.8 million of lower marketing and commissions costs and (iii) $1.6 million of lower employee-related and travel costs.

Adjusted Operating EBITDA in the EMEA segment for the three months ended September 30, 2020 decreased by $8.1 million, or 43.5%, primarily the result of $12.8 million of lower margin principally driven by lower product volumes. The impact of these decreases were partially offset by (i) $2.9 million of favorable material and other manufacturing costs, (ii) $0.8 million of lower employee-related, travel and other controllable costs, (iii) $0.6 million of favorable foreign currency translation impact and (iv) $0.4 million of lower marketing expenses.

Adjusted Operating EBITDA in the APAC segment for the three months ended September 30, 2020 decreased by $2.9 million, or 25.7%, primarily driven by $4.4 million of decreased product volumes partially offset by $0.4 million of lower employee-related and controllable travel expenses, $0.3 million of favorable impact from net pricing and $0.3 million of favorable material and other manufacturing costs.

Corporate and unallocated expenses reflect certain corporate-level expenses which are not allocated to the geographic business segments and eliminations. For the three months ended September 30, 2020, corporate and unallocated expenses decreased by $6.7 million, or 45.3%, primarily driven by $4.7 million in intercompany inventory related eliminations, $0.9 million of other related costs and $0.7 million of lower employee-related, travel and other controllable costs.

Analysis of Non-Operating Income Statement Items

For the three months ended September 30, 2020, "Interest expense" was $18.1 million, a $4.3 million decrease as compared to the same period of the prior year, primarily driven by a decrease in weighted average interest rates as a result of the decrease in LIBOR during the period.

For the three months ended September 30, 2020, "Other (income) expense — net" was income of $0.6 million, compared to an expense of $2.9 million for the same period of the prior year. The increase of $3.5 million is primarily the result of an increase in net foreign currency gains compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended September 30, 2020, we recorded a $1.2 million income tax benefit, reflecting a (32.4)% effective tax rate, compared to a $9.4 million income tax provision for the three months ended September 30, 2019, reflecting a 31.9% effective tax rate. The change in the effective tax rate for the three months ended September 30, 2020 compared to the same period of the prior year is primarily the result of our decrease in earnings, changes in discrete tax items as a result of the change in uncertain tax positions related to interest limitation, CARES Act net operating loss carryback provisions and relative weighting of jurisdictional income and loss. For the three months ended September 30, 2020, the income tax benefit includes net discrete benefits of $1.2 million primarily related to the uncertain tax position related to interest limitation, and CARES Act net operating loss carryback provisions.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following table sets forth our consolidated results for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net sales	$833.4	$1,212.1	$(378.7)	(31.2)%
Cost of sales	544.9	778.4	(233.5)	(30.0)%
Gross profit	288.5	433.7	(145.2)	(33.5)%
Gross margin (% of Net sales)	34.6%	35.8%		(1.1)%
Selling, general and administrative expenses	215.6	262.8	(47.2)	(18.0)%
Amortization expense	29.2	28.8	0.4	1.4%
Restructuring and other expense	9.5	5.4	4.1	75.9%
Loss from impairment and disposal of assets — net	11.7	0.2	11.5	N/M
Earnings from operations	22.5	136.5	(114.0)	(83.5)%
Interest expense	58.5	70.9	(12.4)	(17.5)%
Other expense — net	0.8	11.5	10.7	93.0%
(Loss) earnings before income taxes	(36.8)	54.1	(90.9)	(168.0)%
Income taxes	(9.2)	16.6	(25.8)	(155.4)%
Net (loss) earnings	$(27.6)	$37.5	$(65.1)	(173.6)%
N/M - Not Meaningful

Analysis of Net Sales

"Net sales" for our geographic business segments consisted of the following for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2020	2019	$	%
Americas	$630.9	$929.2	$(298.3)	(32.1)%
EMEA	209.5	301.3	(91.8)	(30.5)%
APAC	141.5	179.3	(37.8)	(21.1)%
Elimination of intersegment sales	(148.5)	(197.7)	49.2	24.9%
Total net sales	$833.4	$1,212.1	$(378.7)	(31.2)%

Net sales totaled $833.4 million for the nine months ended September 30, 2020, representing a decrease of $378.7 million, or 31.2%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to a decrease in general market demand, decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products, and rollouts with large chain customers in the prior year which did not recur in 2020. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume driven rebate programs. Foreign currency translation negatively impacted net sales for the nine months ended September 30, 2020 by $2.1 million, or 0.2%.

Net sales in the Americas segment for the nine months ended September 30, 2020 decreased $298.3 million, or 32.1%, as a result of lower third-party net sales of $263.4 million and a decrease in intersegment sales of $34.9 million. The decrease in third-party net sales was primarily driven by decreased volumes largely due to a decrease in general market demand, decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products, and rollouts with certain large chain customers in the prior year which did not recur in 2020. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume driven rebate programs. Foreign currency translation negatively impacted third-party net sales for the nine months ended September 30, 2020 by $1.5 million.

Net sales in the EMEA segment for the nine months ended September 30, 2020 decreased $91.8 million, or 30.5%, driven by lower third-party net sales of $78.6 million and a $13.2 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by rollouts with large chain customers in the prior year which did not recur in 2020 along with decreased volumes in the general market and decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation positively impacted third-party net sales for the nine months ended September 30, 2020 by $0.4 million.

Net sales in the APAC segment for the nine months ended September 30, 2020 decreased $37.8 million, or 21.1%, consisting of lower third-party net sales of $36.7 million partially offset by a $1.1 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes in the general market and KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation negatively impacted third-party net sales for the nine months ended September 30, 2020 by $1.0 million.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the nine months ended September 30, 2020 totaled $288.5 million, a decrease of $145.2 million, or 33.5%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a $136.9 million unfavorable impact from a decline in product volumes, (ii) $25.8 million of unfavorable material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to lower production volumes and temporary shutdowns of certain manufacturing plants during the current year, (iii) a $2.0 million negative foreign currency translation impact, and (iv) $1.6 million of higher depreciation costs. These unfavorable impacts were partially offset by a $21.3 million favorable impact from increased net pricing.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the nine months ended September 30, 2020 totaled $215.6 million, representing a decrease of $47.2 million, or 18.0%, compared to the same period of the prior year. The decrease is primarily the result of: (i) $21.0 million lower employee-related and controllable travel costs inclusive of favorable adjustments of $5.4 million for governmental wage subsidies, (ii) $14.3 million of lower marketing and commission costs, (iii) $6.8 million of lower professional fees (inclusive of $5.1 million of lower third-party consulting costs incurred in connection with our Transformation Program), (iv) $2.6 million of lower expenses primarily associated with information technology spending, (v) $1.2 million of lower depreciation expense and (vi) $0.8 million positive foreign currency translation impact. A significant portion of the expense reductions was associated with our response to the COVID-19 pandemic, including employee furlough activities and reduction in headcount, reduced travel and marketing spend and other related operational actions.

Restructuring and other expense (recovery)

"Restructuring and other expense (recovery) " for the nine months ended September 30, 2020 were $9.5 million, consisting of $5.9 million of severance and related costs and a $3.6 million loss contingency charge. The severance and related costs were associated with workforce reductions executed throughout 2020 in the Americas and Corporate regions and a limited management restructuring to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program, as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 12, "Contingencies and Significant Estimates," for further information.

Restructuring and other expenses for the nine months ended September 30, 2019 were $5.4 million as a result of broad-based restructuring actions which included personnel across all levels of our organization as well as executive management changes.

Loss from impairment and disposal of assets — net

"Loss from impairment and disposal of assets — net" for the nine months ended September 30, 2020 was $11.7 million and consisted primarily of an impairment charge of $11.1 million on trademark and trade names in our EMEA segment recorded during the quarter ended March 31, 2020. See Note 6, "Goodwill and Other Intangible Assets — Net," of the Notes to the Consolidated Financial Statements for additional details.

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

Adjusted Operating EBITDA for geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2020	2019	$	%
Americas	$105.8	$184.2	$(78.4)	(42.6)%
EMEA	29.6	55.1	(25.5)	(46.3)%
APAC	22.3	26.5	(4.2)	(15.8)%
Total Segment Adjusted Operating EBITDA	157.7	265.8	(108.1)	(40.7)%
Less: Corporate and unallocated expenses	(46.8)	(50.8)	4.0	7.9%
Total Adjusted Operating EBITDA	$110.9	$215.0	$(104.1)	(48.4)%

Adjusted Operating EBITDA margin(1)	13.3%	17.7%		(4.4)%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the nine months ended September 30, 2020 decreased by $78.4 million, or 42.6%. This decrease was primarily driven by: (i) $94.6 million of lower product volumes, (ii) $19.7 million of unfavorable material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to reduced production volumes and temporary shutdowns of certain manufacturing plants and (iii) a $1.0 million unfavorable foreign currency translation impact. The impact of these decreases were partially offset by (i) a $15.5 million favorable impact from net pricing, (ii) $11.9 million of lower marketing and commissions costs and (iii) $8.8 million of lower employee-related and travel costs.

Adjusted Operating EBITDA in the EMEA segment for the nine months ended September 30, 2020 decreased by $25.5 million, or 46.3%, primarily driven by: (i) $37.2 million of lower margin principally driven by lower product volumes. The impact of these decreases were partially offset by: (i) $5.9 million of favorable material and other manufacturing costs, (ii) $4.9 million of lower employee-related, travel and other controllable costs and (iii) $1.9 million of lower marketing and commission expenses.

Adjusted Operating EBITDA in the APAC segment for the nine months ended September 30, 2020 decreased by $4.2 million, or 15.8%, primarily driven by a $8.7 million of decreased product volumes and a $0.3 million unfavorable impact of foreign currency translation. These decreases were partially offset by $3.2 million of lower employee-related and travel costs, $0.9 million of favorable material and other manufacturing costs and $0.7 million of lower research and development costs.

Corporate and unallocated expenses reflect certain corporate-level expenses which are not allocated to the geographic business segments and eliminations. For the nine months ended September 30, 2020, corporate and unallocated expenses decreased by $4.0 million, or 7.9%. This decrease was primarily driven by a decrease of $4.4 million lower employee-related, travel and other controllable costs.

Analysis of Non-Operating Income Statement Items

For the nine months ended September 30, 2020, "Interest expense" was $58.5 million, a $12.4 million decrease as compared to the same period of the prior year, primarily driven by a decrease in weighted average interest rates as a result of the decrease in LIBOR during the period.

For the nine months ended September 30, 2020, "Other (income) expense — net" was an expense of $0.8 million, compared to an expense of $11.5 million for the same period of the prior year. The $10.7 million decrease is primarily the result of lower net foreign currency transaction losses combined with a $1.2 million pension settlement loss recognized in 2019 which did not recur in 2020.

Analysis of Income Taxes

For the nine months ended September 30, 2020, we recorded a $9.2 million income tax benefit, reflecting a 25.0% effective tax rate, compared to a $16.6 million income tax provision, reflecting a 30.7% effective tax rate for the nine months ended September 30, 2019. The change in the effective tax rate for the nine months ended September 30, 2020 compared to the same period of the prior year is primarily the result of changes in discrete tax items as a result of the CARES Act and our decrease in earnings and relative weighting of jurisdictional income and loss. For the nine months ended September 30, 2020, the income tax benefit includes net discrete expenses of $5.0 million primarily related to the provisions of the CARES Act, including changes allowing for net operating loss carryback and an increase in the allowable deduction limitation of interest expense, along with the changes in uncertain tax positions, compared to $0.7 million of discrete expenses related to stock-based compensation and foreign tax adjustments for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of September 30, 2020, our total liquidity was $332.9 million, consisting of $122.9 million of cash and cash equivalents and $210.0 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings. This compares to our liquidity of $298.3 million as of June 30, 2020, $299.5 million as of March 31, 2020 and $384.8 million as of December 31, 2019. Our annual liquidity trend generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of the historically higher sales period in the spring and early summer months. This general trend has been disrupted during the second and third quarters of the current year as a result of the effects of the COVID-19 pandemic.

As of September 30, 2020, approximately 86% of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing Transformation Program costs, working capital, debt service and capital investments. We estimate that our capital expenditures will be between $22 and $26 million for the year ending December 31, 2020, which may be impacted by general economic, financial or operational changes, including the impact of COVID-19 on our operating results, competitive, legislative and regulatory factors, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. In response to the global COVID-19 pandemic, we have actioned contingency plans for our operations and taken what we believe to be appropriate steps to reduce operating expenses and capital spending as necessary, including reductions in the size of our workforce and temporary employee furloughs. Additionally, in April 2020, due to the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for our products, we executed an amendment on our 2016 Credit Agreement to amend the financial covenants of the Revolving Credit Facility. We continue to expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital markets, the state of the economy and our credit rating. The ongoing COVID-19 pandemic, which has continued to cause disruption in the capital markets, could also make financing more difficult and costly. Moreover, we are unable to quantify the severity or duration of the impact of the COVID-19 pandemic on our operational and financial performance, which could have an adverse impact on our results of operations, cash flows and financial position, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our Revolving Credit Facility.

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of September 30, 2020 totaled $123.1 million, a decrease of $7.6 million from the December 31, 2019 balance of $130.7 million.

The table below summarizes our cash flows:

(in millions)	Nine Months Ended September 30,		Change
	2020	2019
Cash (used in) provided by:
Operating activities	$(26.9)	$(320.5)	$293.6
Investing activities	(20.0)	296.2	(316.2)
Financing activities	39.6	72.8	(33.2)
Effect of exchange rate changes on cash	(0.3)	(3.9)	3.6
Net (decrease) increase in cash and cash equivalents and restricted cash	$(7.6)	$44.6	$(52.2)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $26.9 million and consisted primarily of a net loss of $27.6 million, a use of $37.9 million related to a current income tax receivable primarily associated with CARES Act net operating loss carryback provisions, $19.2 million and $9.9 million of cash used for rebate payments and interest expense, respectively, and $8.8 million of cash used in connection with settlement of previously actioned restructuring activities. We also had cash outflows of $13.6 million associated with the timing of other current and long-term liabilities, assets and trade accounts payable and $5.5 million due to higher inventory. These outflows were partially offset by a cash inflow of $21.9 million from a net decrease in accounts receivable and $52.5 million in non-cash charges for depreciation and amortization expense, stock-based compensation and amortization of debt issuance costs, an $11.1 million non-cash impairment charge on trademarks in the EMEA segment and a change in deferred income taxes of $10.0 million.

Cash used in operating activities for the nine months ended September 30, 2019 was $320.5 million. The use of cash in operating activities was driven by a usage of $371.1 million resulting from the timing of collections on accounts receivable combined with the termination of our accounts receivable securitization program and a $37.9 million use of cash due to a reduction in trade accounts payable. This combined use of cash was partially offset by net earnings of $37.5 million, $28.8 million in non-cash amortization of intangible assets and $16.4 million of non-cash depreciation expense.

Investing Activities

Cash used in investing activities of $20.0 million for the nine months ended September 30, 2020 consisted of capital expenditures of $15.9 million and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Cash provided by investing activities of $296.2 million for the nine months ended September 30, 2019 consisted primarily of $280.7 million of cash receipts on beneficial interests in sold receivables and $32.0 million of proceeds received from the maturity of a short-term investment. These cash inflows were partially offset by capital expenditures of $17.4 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 of $39.6 million consisted primarily of net borrowings on long-term debt and finance leases of $41.3 million partially offset by $2.1 million of capitalized costs incurred in connection with the April 2020 amendment of our 2016 Credit Facility.

Cash provided by financing activities for the nine months ended September 30, 2019 of $72.8 million consisted primarily of net borrowings on long-term debt and finance leases of $87.8 million, partially offset by repayments on short-term borrowings of $15.0 million.

Financing Resources

Our primary financing resources have historically consisted of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of September 30, 2020 are set forth below.

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

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect beginning June 30, 2020 and will phase-in to the pre-Amendment covenant levels by the fourth quarter of 2021.

As of September 30, 2020, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Interbank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on the Company's Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of September 30, 2020. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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

As discussed above, on April 17, 2020, we entered into an Amendment to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility for periods subsequent to March 31, 2020. We have estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future. We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of September 30, 2020.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	September 30,	December 31,
	2020	2019
Revolving Credit Facility	$182.9	$141.8
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,462.9	$1,421.8

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$37.5	$61.5	$(26.9)	$(320.5)
Capital expenditures	(5.4)	(7.3)	(15.9)	(17.4)
Cash receipts on beneficial interest in sold receivables (1)	—	—	—	280.7
Termination of accounts receivable securitization program (2)	—	—	—	96.9
Free Cash Flow	$32.1	$54.2	$(42.8)	$39.7
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

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, management also reviews our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. Management uses Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. Management considers it important that investors review the same operating information used by management. Our Adjusted Operating EBITDA reconciles to net earnings (loss) as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$4.9	$20.1	$(27.6)	$37.5
Income taxes	(1.2)	9.4	(9.2)	16.6
Other (income) expense — net	(0.6)	2.9	0.8	11.5
Interest expense	18.1	22.4	58.5	70.9
Earnings from operations	21.2	54.8	22.5	136.5
Loss from impairment and disposal of assets — net	0.4	0.2	11.7	0.2
Restructuring activities (1)	1.7	(0.2)	6.3	5.8
Amortization expense	10.2	9.4	30.2	28.8
Depreciation expense	5.1	5.3	15.5	16.2
Transformation Program expense (2)	6.7	12.3	20.9	25.8
Transaction costs (3)	0.1	0.3	0.2	0.9
Other items (4)	0.2	—	3.6	0.8
Total Adjusted Operating EBITDA	$45.6	$82.1	$110.9	$215.0

Adjusted Operating EBITDA margin (5)	15.3%	20.0%	13.3%	17.7%
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
(3) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the nine months ended September 30, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.
(4) Other items are costs which are not representative of our operational performance. For the three and nine months ended September 30, 2020, other items represent the changes in the loss contingency estimate of amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the nine months ended September 30, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."
(5) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Diluted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Diluted Net Earnings as net earnings (loss) before the impact of certain items, such as loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Diluted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Diluted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net loss and diluted net loss per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$4.9	$20.1	$(27.6)	$37.5
Loss from impairment and disposal of assets — net	0.4	0.2	11.7	0.2
Restructuring activities (1)	1.7	(0.2)	6.3	5.8
Transformation Program expense (2)	6.7	12.3	20.9	25.8
Transaction costs (3)	0.1	0.3	0.2	0.9
Other items (4)	0.2	—	3.6	0.8
Pension settlement (5)	—	—	—	1.2
Foreign currency transaction (gain) loss (6)	(2.2)	1.5	(4.2)	6.5
Tax effect of adjustments (7)	(1.9)	(3.2)	(9.5)	(9.5)
Total Adjusted Net Earnings	$9.9	$31.0	$1.4	$69.2

Per share basis
Diluted net earnings (loss)	$0.03	$0.14	$(0.20)	$0.27
Loss from impairment and disposal of assets — net	0.01	—	0.08	—
Restructuring activities (1)	0.01	—	0.05	0.04
Transformation Program expense (2)	0.05	0.09	0.15	0.18
Transaction costs (3)	—	—	—	0.01
Other items (4)	—	—	0.03	0.01
Pension settlement (5)	—	—	—	0.01
Foreign currency transaction (gain) loss (6)	(0.02)	0.01	(0.03)	0.04
Tax effect of adjustments (7)	(0.01)	(0.02)	(0.07)	(0.07)
Total Adjusted Diluted Net Earnings	$0.07	$0.22	$0.01	$0.49
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
(3) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs recorded in "Cost of Sales" include $0.2 million related to inventory fair value purchase accounting adjustments for the nine months ended September 30, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.
(4) Other items are costs which are not representative of our operational performance. For the three and nine months ended September 30, 2020, other items represent the changes in the loss contingency estimate of amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 12, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations. For the nine months ended September 30, 2019, the amount represents other professional fees which are included in "Selling, general and administrative expenses."
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated:
Net sales	$343.7	$478.4	$981.9	$1,409.8
Less: Intersegment sales	(45.2)	(67.9)	(148.5)	(197.7)
Net sales (as reported)	298.5	410.5	833.4	1,212.1
Impact of foreign currency translation(1)	(3.0)	—	2.1	—
Organic net sales	$295.5	$410.5	$835.5	$1,212.1

Americas:
Net sales	$221.8	$318.2	$630.9	$929.2
Less: Intersegment sales	(19.1)	(33.4)	(66.1)	(101.0)
Third-party net sales	202.7	284.8	564.8	828.2
Impact of foreign currency translation(1)	0.3	—	1.5	—
Total Americas organic net sales	$203.0	$284.8	$566.3	$828.2

EMEA:
Net sales	$73.9	$95.8	$209.5	$301.3
Less: Intersegment sales	(15.9)	(21.8)	(45.9)	(59.1)
Third-party net sales	58.0	74.0	163.6	242.2
Impact of foreign currency translation(1)	(3.1)	—	(0.4)	—
Total EMEA organic net sales	54.9	$74.0	$163.2	$242.2

APAC:
Net sales	$48.0	$64.4	$141.5	$179.3
Less: Intersegment sales	(10.2)	(12.7)	(36.5)	(37.6)
Third-party net sales	37.8	51.7	105.0	141.7
Impact of foreign currency translation(1)	(0.2)	—	1.0	—
Total APAC organic net sales	$37.6	$51.7	$106.0	$141.7
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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: statements about the potential future impacts of the COVID-19 pandemic, on our business, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), descriptions of the Business Transformation Program ("Transformation Program"), including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 and in our other filings with the SEC. The COVID-19 pandemic amplifies many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•the impact of the COVID-19 pandemic and the measures taken by governmental authorities and third parties in response to the pandemic;
•risks related to adverse market conditions having the effect of changing one or more of the critical assumptions or estimates, which could change the estimation of fair value and could result in an impairment in the recorded value of our goodwill or intangible assets;
•risks related to our indebtedness, including our ability to comply with covenants contained in our debt agreements, generate sufficient cash to comply with principal and interest repayment obligations, meet working capital needs and cash requirements over the next 12 months, and refinance such indebtedness on favorable terms;
•our ability to timely and efficiently execute on manufacturing strategies, including reducing excess manufacturing capacity, opening or closing plants in a manner consistent with our strategy, executing workforce reductions, and/or consolidating existing facilities and operations;
•our ability to realize anticipated or targeted earnings enhancements, cost savings, strategic options and other synergies (through the Transformation Program or otherwise), and the anticipated timing to realize those enhancements, savings, synergies, and options;
•risks relating to the acquisition and integration of businesses or products, including: our ability to successfully identify, finance, acquire and integrate acquisition targets; our ability to complete divestitures, strategic alliances, joint ventures and other strategic alternatives on favorable terms; and uncertainties and unanticipated costs in completing such strategic transactions;
•risks that our actual operating performance and cash flows are substantially different from forecasted results impacting our ability to comply with our debt covenants or pursue our strategic objectives, among other things;
•our ability to compete against companies that are larger and have greater financial and other resources than we do;
•changes in the competitive conditions in the markets and countries in which we operate, including the impact of competitive pricing by our competitors or consolidation of dealers or distributors;
•the successful development of innovative products and market acceptance of new and innovative products;
•factors affecting demand for foodservice equipment, including: impacts of COVID-19 on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; and population and income growth in emerging markets;
•our ability to source raw materials and commodities on favorable terms and respond to volatility in the price of raw materials and commodities, including through the use of hedging transactions;
•risks associated with manufactured products, including issues related to product quality and reliability, our reliance on third-party sourced components and costs associated with product liability and product warranty claims;
•unanticipated issues associated with refresh/renovation plans, new product rollouts and/or new equipment by national restaurant accounts and global chains;
•natural disasters, acts of war, terrorism, pandemics (such as the recent outbreak of COVID-19) and other events that may disrupt the supply chain or distribution network in one or more regions of the world or otherwise cause instability of financial markets throughout the world;
•general worldwide political and economic risks, uncertainties and adverse events resulting in instability, including financial bailouts and defaults of sovereign nations;
•economic and other consequences associated with the United Kingdom's withdrawal from the European Union;
•unanticipated changes in capital and financial markets, including unfavorable changes in the interest rate environment and changes relating to the discontinuation, reform or replacement of LIBOR;
•foreign currency fluctuations and their impact on reported results and hedges in place;

•issues related to compliance with complex and evolving laws, rules and regulations affecting our business, including increased costs of compliance, potentially conflicting laws among the countries in which we operate and our ability to quickly respond to changes in such laws;
•adverse changes in domestic or international tax laws, export and import controls or trade regulations, including new tariffs imposed by the U.S. or other governments, the adoption of trade restrictions affecting our products or suppliers, a U.S. withdrawal from, or significant renegotiation of, existing trade agreements without ratification of a replacement trade agreement, or the threat or occurrence of trade wars;
•the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to an increase in the volume of product liability lawsuits, unfavorable outcomes in such lawsuits and/or withdrawals of products from the market;
•the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits and the outcome of our review of our import practices in order to quantify additional customs duties and related fees and interest we may be assessed;
•our ability to comply with evolving and complex accounting rules, many of which involve the use of significant judgment and assumptions;
•the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;
•unexpected costs incurred in connection with protecting our intellectual property rights and defending against challenges to such rights;
•costs of litigation and our ability to defend against lawsuits and other claims, including without limitation those disclosed in Part II, Item I "Legal Proceedings", of this Quarterly Report on Form 10-Q;
•costs associated with unanticipated environmental liabilities;
•our ability to generate cash and manage working capital consistent with our stated goals;
•our ability to recruit and retain highly qualified executives and other key personnel;
•risks associated with our labor relations, including work stoppages, delays in renewing labor agreements and our inability to renegotiate labor rates on favorable terms, as well as the availability of skilled and temporary labor at our manufacturing facilities and other locations;
•risks associated with data security and technology systems, including our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
•our ability to adequately prevent or mitigate against increasingly sophisticated methods to engage in illegal or fraudulent activities targeted at large, multi-national companies; actions of activist stockholders;
•unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, tax legislation, the United Kingdom’s departure from the European Union and Organization for Economic Cooperation and Development ("OECD") initiatives, including the global anti-base erosion ("GloBE") proposal envisaging global minimum taxation;
•our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;
•unanticipated issues associated with the resolution or settlement of unrecognized tax benefits or unfavorable resolution of tax audits;
•and other events outside our control.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

We intend to defend vigorously against all lawsuits, as they may arise in the ordinary course of business. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of any lawsuits will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.
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

The global economy generally, and the foodservice industry in particular, have been disrupted and will almost certainly continue to be negatively impacted by the COVID-19 pandemic and actions taken to control the spread of the virus, including quarantines, curfews, travel restrictions, social distancing measures, and mandated business limitations and closures. Many professional kitchens have closed to dine-in customers, remaining open only for takeout, outdoor dining, drive-thru, and/or delivery, or closed completely. These developments have impacted and are likely to continue to adversely impact our business and results of operations in multiple ways, including, but not limited to, the following:
•We have modified our production schedules and experienced, and may continue to experience, a reduced demand for our products, which has negatively impacted and will likely continue to negatively impact our business and financial performance. If the global economic effects caused by the pandemic continue or increase, demand for our products may continue to decrease, which could have a material and adverse effect on our business, results of operations and financial condition.
•We have taken protective measures to modify our production environment to ensure the health and safety of our workers which has had an impact, and may continue to have an impact, on our productivity.
•The pandemic has caused us to modify our business practices (including employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed.
•If a significant portion of our workforce or our suppliers’ workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures could halt or delay production.
•Continued disruptions and uncertainties related to the pandemic for a sustained period could result in delays to the implementation of our Transformation Program or modifications to our strategic plans and hinder our ability to achieve our cost savings objectives.
•The financial impact of the pandemic could negatively impact our future compliance with financial covenants contained in agreements governing our indebtedness, potentially resulting in a default or an acceleration of indebtedness and could otherwise negatively impact our liquidity and ability to make additional borrowings under our revolving credit facility.
•Weaker economic conditions may result in a decrease in fair value of our tangible or intangible assets, which, in turn, could result in an impairment charge in our financial statements.
•We have experienced minor disruptions and may experience additional disruptions to our supply chain, resulting in difficulties and increased costs of acquiring raw materials.
•We could incur delays in shipments of our products, which could harm our customer relations and adversely impact our sales.

The extent of the effect of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, which cannot be predicted with certainty, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries in which we operate, the development of treatments or vaccines, the availability of federal, state, local or non-U.S. funding programs, how quickly and to what extent normal economic and operating conditions can resume, particularly with respect to the foodservice industry. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. The pandemic may also have the effect of manifesting or exacerbating many of the other risks previously disclosed in this "Risk Factors" section. Due to the inherent uncertainty of such factors, we cannot predict the extent or materiality of the ultimate impact of COVID-19 on our business with certainty or confidence at this time; however, it could have a material adverse impact on our results of operations, cash flows and financial position compared to our current expectations.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (included as Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 4, 2020

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer
(Principal Accounting Officer)