Form 10-K
period 2020-12-31
Welbilt, Inc.
filed 2021-02-26
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $856.4 million, based on the number of shares held by non-affiliates and the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.
The number of shares outstanding of Welbilt, Inc.'s common stock as of February 23, 2021, the latest practicable date, was 141,625,611.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

WELBILT, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2020

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including matters discussed under the headings "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: statements about the potential future impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net (loss) income, operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), descriptions of the Business Transformation Program ("Transformation Program"), including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of growth and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors," "could," "will," "may," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). The COVID-19 pandemic amplifies many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•the impact of the COVID-19 pandemic on the dining and hospitality industries and the measures taken by governmental authorities and third parties in response to the pandemic;
•risks of disruptions to our supply chain, resulting in delays, difficulties and increased costs of acquiring raw materials;
•our ability to timely and efficiently execute on our Transformation Program and manufacturing strategies, including reducing excess manufacturing capacity, opening or closing plants in a manner consistent with our strategy, executing workforce reductions, and/or consolidating existing facilities and operations and achieving procurement savings;
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
•actions of activist stockholders;
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
•our ability to compete against companies that are larger and have greater financial and other resources;
•changes in the competitive conditions in the markets and countries in which we operate, including the impact of competitive pricing by our competitors or consolidation of dealers or distributors;
•pricing pressure imposed by buying groups with significant purchasing power in our industry;
•our ability to retain our independent dealers and distribution partners to sell our products;
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
•risks associated with data security and technology systems, including our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption, and compliance with complex regulations in the countries in which we operate;
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
•the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits, including without limitation those disclosed in Note 13, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K;
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
•risks related to unfunded or underfunded pension obligations;
•costs associated with unanticipated environmental liabilities;
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
•factors affecting demand for foodservice equipment, including: impacts of the COVID-19 pandemic on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; changing consumer tastes and government regulations affecting the quick-service restaurant industry; and population and income growth in emerging markets;
•risks and uncertainties relating to the material weakness in our internal control over financial reporting, which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;
•our inability to successfully remediate the material weakness in our internal control over financial reporting and the risk that additional information may arise that would require us to make adjustments or revisions to our financial statements or delay the filing of our financial statements;
•our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities;
•costs associated with compliance with conflict minerals regulations;
•and other events outside our control.

PART I

ITEM 1. BUSINESS

Our Company

Welbilt, Inc. ("Welbilt", the "Company", "we", "us" "our") was incorporated in Delaware in 2015 and became publicly traded in March 2016 after a spin-off from The Manitowoc Company, Inc. ("MTW"). Welbilt is one of the world's leading commercial foodservice equipment companies currently leveraging a full suite of equipment capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. We are headquartered in New Port Richey, Florida, and operate 19 manufacturing facilities globally.

We design, manufacture and supply best-in-class equipment for the global commercial foodservice market which is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant ("QSR") chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. We sell our products in each of our geographical segments, the Americas, EMEA and APAC, through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives (individually and collectively, "channel partners").

Our portfolio of award-winning product brands includes Cleveland™, Convotherm®, Crem®, Delfield®, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. These product brands are supported by three service brands: FitKitchen®, our fully-integrated kitchen systems business, KitchenConnect®, our digital cloud-based application offering and KitchenCare®, our aftermarket parts and service business. Through these operations, we provide our customers with a full portfolio of products, platforms and solutions specific to meet our customers' needs, drive brand loyalty and maintain high customer satisfaction. With our in-house culinary staff and skilled engineers, we are also able to develop innovative solutions and tailor our product offerings to support our customers’ evolving menu choices and strategic plans, which serves to further strengthen our customer relationships.

We intend to achieve sustainable growth globally and drive increased profitability by leveraging our position as a leading commercial foodservice equipment provider, growing our customer base, expanding the frontiers of foodservice innovation and continuing to attract and grow industry-leading talent. We continue to explore acquisition opportunities, as our capital structure allows, which will complement our product lines, allow us to expand our presence in international markets, enable us to leverage our distribution capabilities, provide us with selective technologies and/or otherwise support the expansion of our business in a manner that is consistent with our strategic goals.

Impact of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, social distancing measures and mandated business limitations and closures. These measures resulted in a disruption in the foodservice industry including substantial restaurant closures, and, as a result, in commercial foodservice equipment markets across the geographies in which we operate.

The exact timing and pace of the recovery from the COVID-19 pandemic is indeterminable, as certain geographic markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. The impact of the COVID-19 pandemic is fluid and continues to evolve, and the speed of recovery for the commercial foodservice equipment industry also remains uncertain. In order to protect the interests of our stakeholders and ensure the viability of our business, we took numerous actions during these unprecedented times in order to protect our employees, customers, suppliers and stockholders including:

•implementing health and safety measures to protect our employees in our manufacturing plants, distribution centers and offices,

•reviewing operating costs, adjusting budgets and reducing discretionary spending,

•working with our customers to balance requests for extended payment terms and deferral of payments to vendors,

•reducing hiring activities, acceptance of voluntary compensation reductions by our executives, management teams and board members, temporary suspension of Company match of 401(k) contributions and annual merit pay increase deferrals,

•streamlining staffing requirements and furloughing employees consistent with reductions in product demand and manufacturing levels,

•adjusting the operating schedules of our manufacturing plants based on governmental requirements, health, safety and demand factors,

•cancellation of non-essential travel plans to promote the safety and security of our employees while complying with government mandates and guidelines,

•engaging in work-from-home arrangements and social-distancing initiatives to reduce the risk of transmission of COVID-19,

•evaluating our supply chain, determining critical raw material requirements and identifying additional suppliers beyond our first-tier suppliers,

•amending covenants governing our debt agreements to maintain compliance,

•reviewing and updating cybersecurity protocols to protect and maintain our operations, and

•obtaining government assistance, where applicable.

Through 2020, the global COVID-19 pandemic created a decline in economic activity across the globe. Many hospitality and restaurant companies were forced to close either temporarily or permanently, and the vast majority have experienced a significant decline in revenues. The effects on businesses across many industries was pervasive and has injected uncertainty into the consumer foodservice industry. Full-service restaurants continue the trend as being the most negatively impacted by the COVID-19 pandemic with limited-service restaurants (which includes QSR and fast casual restaurants) impacted the least. Many economic forecasts continue to show the Consumer Foodservice industries sales will not return to 2019 levels until 2023, maintaining the 3-year recovery period to reach pre-pandemic 2019 sales, which incorporates a slow vaccine rollout through 2021 as well as government support programs projected to stay in place into 2022.

Our History

Our heritage in the commercial foodservice equipment industry stretches back over a century. In 1929, Henry and Alexander Hirsch established the Welbilt Stove Co., which acquired foodservice equipment companies like Garland and Cleveland that had a history dating as far back as the mid-1800s. Our business has grown through strategic and transformational acquisitions of brands that have been integrated to become a foodservice equipment company offering a broad line of product solutions for commercial kitchens. We have also grown organically with expansion of these acquired brands through our long-standing customer relationships that have spanned decades. Coupled with our focus on research and development, innovation, and superior customer service, we have become an industry-leading provider of commercial foodservice equipment.

In October 2008, our former parent, MTW, completed the acquisition of Enodis plc, a global leader in equipment manufacturing for the foodservice industry, for $2.7 billion. With this acquisition, our equipment portfolio expanded to include refrigeration, ice-making, cooking, food preparation, and beverage-dispensing technologies.

In January 2015, MTW announced plans to create two independent, public companies to separately operate its two businesses: its crane business and its foodservice business. On March 4, 2016, we spun off from MTW and publicly listed on the New York Stock Exchange under the name Manitowoc Foodservice, Inc. Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to "Welbilt" as part of our strategic repositioning and long-standing commitment to our customers.

In April 2018, we acquired 100% of the share capital of Avaj International Holding AB, whose wholly-owned subsidiary, Crem International Holding AB ("Crem") develops, manufactures and markets a full suite of commercial coffee machines for use in offices, restaurants, cafes and coffee shops, catering services and convenience stores, for a purchase price of $220.3 million. This acquisition provided us with an established presence in the complementary product category of hot beverage equipment, the potential for operational synergies and cross-selling benefits and an increased presence in both Europe and Asia.

Key milestones in our history are depicted below.

Our Markets

Our global footprint positions us to capitalize on growth in both developed and emerging markets, as our full-line of hot and cold foodservice products, systems and services are sold in more than 100 countries. We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Russia, Africa and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam.

Based on consolidated net sales by destination for the year ended December 31, 2020 of $1,153.4 million, approximately 37% of our consolidated net sales were generated outside the U.S. In addition, during such period, approximately 68% of our revenue was derived from customers within the Americas, approximately 19% from EMEA customers and approximately 13% from APAC customers, in each case after giving effect to the elimination of intersegment sales. As a result of our customer base and distribution network being well-balanced, none of our direct customers, which include both channel partners and large chain accounts, represented 10% or more of Welbilt consolidated net sales for any of the years ended December 31, 2020, 2019 and 2018.

Our portfolio of foodservice products, systems and services provides us with a balanced and diverse revenue base. Net sales by product class are as follows:

(in millions)	December 31,
	2020	2019	2018
Commercial foodservice equipment	$966.3	$1,335.8	$1,329.0
Aftermarket parts and support	187.1	258.1	261.1
Total	$1,153.4	$1,593.9	$1,590.1

Strategic Objectives

While our strategic objectives are long-term and remain intact, the uncertainty surrounding the ongoing COVID-19 pandemic will impact the extent and timing of the execution of these objectives. Our immediate focus remains on ensuring the safety of our stakeholders and the balancing of our Business Transformation Program ("Transformation Program") and innovation investments with the pace of recovery in our revenues as the industry rebounds. Our specific strategic objectives for the long-term include:

Achieve profitable growth

We intend to grow sales organically with our best-in-class foodservice equipment portfolio of products and an integrated kitchen solution approach. While organic growth across all three of our geographic segments is our first priority, we may selectively pursue strategic acquisitions and partnerships as our capital structure allows in the future. Our industry is fragmented, and we believe there is significant opportunity for consolidation through acquisitions, partnerships and other strategic relationships to drive growth.

Selected initiatives supporting this strategic objective include:

•Product branding and value proposition: We believe that leveraging our individual brand identities allows us to better differentiate ourselves through customer preference enabling deeper customer relationships and in turn produces a competitive advantage. Our customer insight at the brand level enables us to innovate quickly and bring category leading products to market in order to capture sales in higher growth segments.

•Breadth and Go-to-Market approach: Our goal is to improve each customer's experience by effectively going to market as a portfolio of brands offering a broad line of foodservice equipment solutions, thus making it easier for customers to do business with us. Our breadth of product line and global scale allows us to pursue multi-product solutions for a given channel and more fully leverage technologies across our product categories, both of which increase our customer loyalty.

•Identify potential targets for acquisitions and strategic partnerships: We seek to identify, analyze and assess potential targets for acquisitions and partnerships to establish a presence in new markets, supplement our current product offerings or acquire technologies that can be leveraged in our existing product portfolio.

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

Selected initiatives supporting this strategic objective include:

▪Digital solutions and KitchenConnect: We are increasingly bringing touch-screen and other control technologies to our products. These technologies have significant operator benefits and web connectivity for our customers, supporting the integration of KitchenConnect, our cloud-based application that provides customers with necessary visibility and insight into the operating efficiency of the kitchen. By extracting the data from Welbilt kitchen equipment and pushing it to our KitchenConnect system, customers may more effectively operate their kitchens resulting in cost savings and improved food quality, among other benefits. We believe our digital connectivity capabilities and KitchenConnect technology strengthens our product offerings and enhances the overall value to our customers.

•FitKitchen: With our FitKitchen methodology, we take a holistic approach to design and develop integrated kitchen solutions to meet each customer’s individual needs, including equipment requirements, size constraints and customer experience goals. We use a multi-phase approach to clearly identify and understand our customers’ goals and objectives, conduct extensive research and analysis, and develop prototypes for testing and further refinement. This customer-focused process leads to new kitchen platforms, product introductions and long-term customer relationships, thereby providing recurring product sales and sustainable growth opportunities.

Enhance customer satisfaction

We believe our broad product portfolio and the positioning of our industry-leading brands enables us to further grow the number of customers we serve and improve overall customer satisfaction as a trusted provider to the largest companies in the foodservice industry.

Selected initiatives supporting this strategic objective include:

•Customer-centric product development and planning: Enhancing the value we provide by placing the customer in the center of our new product development process to increase operating efficiencies and reduce costs across the entire value chain. Our longstanding relationships with our customers allow us to work in partnership to develop cooking solutions that meet their menu change, quality, or labor efficiency initiatives.

•KitchenCare parts and service: Growing our parts and service business to capture a larger market share and further integrate the full solutions offering to our customers to support reduced operator downtime thereby increasing the profitability of our customers.

Drive operational excellence

We are focused on productivity gains and cost reductions across our business and plan to continue to leverage our global footprint to drive greater efficiencies across our operations. We are executing these cost reduction initiatives through our Transformation Program, which was launched in the second quarter of 2019. The Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, select manufacturing footprint consolidation and distribution and administrative process efficiencies.

Selected initiatives supporting this strategic objective include:

•Global sourcing initiative: Ensure that suppliers are able to provide parts to us at competitive costs and lead times. We have established a procurement center of excellence that leverages our global scale, manages critical vendors and deploys best practices, while developing stronger brand-based procurement capabilities at each of our manufacturing facilities.

•Facility rationalization and lean manufacturing: Reduce excess capacity in our network of global manufacturing facilities, implement lean principles including Value Analysis Value Engineering initiatives in all operations and incorporate production systems that embed continuous improvement into the culture of our manufacturing processes.

•Quality excellence: Ensure that we deliver high quality products by prioritizing quality and supply chain excellence in all aspects of production, from new product introduction to global manufacturing.

Develop great people

We strive to make Welbilt an employer of choice in our industry. We believe that we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Selected current initiatives supporting this strategic objective include:

•Talent and succession program: Focused development through tailored programs for our top talent with key succession planning identified through a robust talent assessment process.

•Rewards strategy: A total rewards program that recognizes outstanding employee achievements and measurable results in leadership, individual and organizational performance, innovation, and positive culture change that support the values and strategic goals of the business and attracts as well as retains talent.

Our Product and Service Portfolio

We serve our customers using a complementary portfolio of brands integrated under one company. Our commercial foodservice equipment capabilities span storing, cooking, holding, displaying, dispensing and serving technologies. The breadth of our portfolio allows us to meet the needs of entire commercial kitchens and serve the world’s growing demand for food prepared away from home, including the recent growth in "ghost kitchens", which are professional cooking facilities created for the preparation of delivery-only meals which have enabled restaurants to rapidly start delivering food to their customers.

Our foodservice equipment brands include the following within each of our product categories:

•Storing. We design, manufacture and sell commercial upright and undercounter refrigerators and freezers, blast freezers, blast chillers and cook-chill systems under the Delfield brand name. We manufacture modular and fully assembled walk-in refrigerators, coolers and freezers, and prefabricated cooler and freezer panels for use in the construction of refrigerated storage rooms and environmental systems under the Kolpak brand name.

•Cooking. We sell traditional ovens, combination ovens, convection ovens, conveyor ovens, rapid-cooking ovens, range and grill products under the Convotherm, Garland, Lincoln, Merrychef and other brand names. We market fryers and frying systems principally under the Frymaster brand name, and our steam equipment under the Cleveland brand.

•Holding and Displaying. We design, manufacture and sell a range of cafeteria and buffet equipment stations, bins, boxes, warming cabinets, warmers, display and deli cases, and insulated and refrigerated salad and food bars. We market our equipment stations, cases, food bars and food serving lines under the Delfield, Merco and other brand names.

•Dispensing and Serving. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, the soft-drink industry and others. We design, manufacture and sell ice machines under the Manitowoc and other brand names. We sell our coffee equipment under the Crem brand name and other beverage-related products under Multiplex and Manitowoc brand names.

Our foodservice equipment brands are augmented through the following cross-portfolio service offerings:

•FitKitchen. We produce individually designed kitchens that optimize the use of our customers' kitchen space which helps to reduce the customers' labor costs. The goal of FitKitchen is to provide customized solutions that reduces the kitchen footprint and right-sizes equipment in order to reduce capital costs while producing improvements in speed of service and quality of food.

•KitchenConnect. Our KitchenConnect enabled products include the option for data output monitoring intended to facilitate menu management by the equipment operators through the interaction of menus and equipment. We believe that these products produce an operator experience that allows for a collaborative and agile service supported by just-in-time maintenance. We believe this reduces downtime, optimizes energy use and improves service response time.

•KitchenCare. We provide a broad range of services and after-market parts and manage a comprehensive factory-authorized service network, assuring proper installation and start-up, preventative maintenance, after-market parts supply and maximum equipment operating time on all of our products.

We take a holistic approach to product innovation with a competitive advantage with respect to technology that digitally connects kitchen operations, which ultimately improves the customer experience. Our focus is centered on establishing a best-in-class connected operator experience through an industry-leading digitally connected offering. Key products related to this strategy include:

Digitalization and Connectivity

•KitchenConnect 3.0 - Our award-winning open-cloud solution for the commercial food service industry provides an overview of the operator's menu, products cooked, product peak demand hours, product utilization, and product maintenance diagnostics, which improves operator efficiency, reduces equipment downtime ultimately reducing costs, and enhances food quality through real-time operator data visualization. We frequently add new functionality and capabilities to KitchenConnect based on user needs and experience as we focus on continuous improvement to the digital experience of our equipment.

•Common Controller Platform - Making "Born Digital" the new standard for our products, out Common Controller Platform provides a common user interface to control equipment in a consistent manner across each of our equipment offerings, providing for operator level ease-of-use and reduced workforce training requirements. The Common Controller Platform also establishes connectivity to KitchenConnect, and the customer's broader systems infrastructure, resulting in reduced labor and supply costs for our customers and we believe enhances our equipment as one of the easiest to use in the commercial foodservice industry.

•KitchenConnect Virtual Oil Quality Sensor - Virtual oil quality sensor is based in artificial intelligence and designed to create a predictive model used to monitor the quality of the cooking oil in our equipment and advise operators when to discard the oil, eliminating the "discard dilemma", resulting in improved food quality and customer satisfaction. This technology replaces conventional oil sensing hardware that is often prone to failure resulting in increased downtime and operator cost.

Additional key products and product upgrades introduced during 2020 include:

•Multiplex N2Fusion System - Infused gas beverage platform allowing both still and nitrogen-infused beverages to be poured from a common source, producing a nitrogen-infused beverage with a visually appealing frothy head and waterfall effect. The N2Fusion System is a fully integrated, standalone refrigeration system that utilizes smaller, more capable and less expensive subsystems, allowing for a larger nitrogen tank to be used in producing these beverages. This design enables greater order output during peak service periods and results in lowering operating costs.

•Merco Flow-Thru Order Pickup Locker - Innovative temperature-controlled cabinet allowing for contactless food pickup by customers, reducing the number of touchpoints between order placement and delivery. The cabinet allows for a "kitchen-to-consumer" delivery model that enables faster service times with more points of service to enable operators to increase order throughput during peak service periods.

•Merrychef eikon e2s - We made improvements to our highest performing cooking oven, including cook cavity airflow and refinements to fan speed settings to provide even cooking on the most delicate of food products. This oven also provides an intuitive and customizable icon-driven touchscreen allowing operators to customize the visual appearance of their oven while ensuring high quality and repeatable results.

•Convotherm ConvoSense - Combi-oven designed to support operator needs with intelligent sensors and the integration of artificial intelligence which allows for this combi-oven to identify the food type and execute the appropriate cooking process through the use of a non-contact food recognition system.

•Convotherm maxx - Mid-tier combi-oven designed for the value segment of our customers who do not require the full suite of combi-oven capabilities; these new ovens use less chemicals, water and electricity to reduce environmental impact and operating costs.

Engineering, Research and Development

We have a staff of engineers and technicians, supplemented with external engineering resources, who are collectively responsible for the continual improvements of our existing products and the development of new products. We incurred total engineering costs of $42.3 million, $47.7 million and $46.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, which included research and development costs of $36.1 million, $41.3 million and $37.3 million, respectively.

Customers and Distribution Channels

Our end customer base consists of a wide variety of foodservice providers, including full-service restaurants, QSRs, hotels, resorts, cruise ships, convenience stores, retail stores, supermarkets, leisure and convention facilities, healthcare facilities, schools and universities and many other foodservice outlets (collectively "end customers"). Our end customers range from large, multinational chain operators to independently owned establishments. We have the scale to serve the largest global customers and market expertise to leverage our international presence, along with an experienced and dedicated sales force, to sell directly to multinational and national chain customers.

To ensure our products reach our broad end customer base and promote our product offerings and our portfolio of equipment brands, we distribute our products through a variety of distribution channels. Our distribution network includes an expansive network of channel partners located in over 100 countries worldwide. We believe our distribution network has generally strengthened in recent years as we have continued to enhance our positive relationships with our channel partners and have demonstrated our customer-centric strategy. In addition, we sell original equipment manufacturer replacement parts through factory authorized service providers.

Competition and Market Conditions

We sell all our products in highly competitive markets and compete based on product design, quality, performance, aftermarket support services, as well as maintenance costs and equipment price. Through 2020, the global COVID-19 pandemic has created a decline in economic activity across the globe and many hospitality and restaurant companies were forced to close either temporarily or permanently, and the vast majority have experienced a significant decline in revenues. The effects on businesses across many industries was pervasive and has injected uncertainty into the consumer foodservice industry. Full-service restaurants continue the trend as being the most negatively impacted by COVID-19 with limited-service restaurants (which includes QSR and fast casual restaurants) impacted the least. Many economic forecasts continue to show the Consumer Foodservice industries sales will not return to 2019 levels until 2023, maintaining the 3-year recovery period to reach pre-pandemic 2019 sales, which incorporates a slow vaccine rollout through 2021 as well as government support programs projected to stay in place into 2022.

We believe our comprehensive offering of highly innovative and high-quality products and services provides us with the following competitive advantages:

•a complementary portfolio of industry-leading hot and cold food products, as well as cold beverage and coffee products, which are integrated under one operating company and supported by aftermarket parts, service and technical support;

•the ability to integrate food, equipment, digital technologies and people seamlessly through collaborative innovation that enhances our customers’ ability to compete in the marketplace;

•the scale and breadth of our distributor and dealer network to consistently deliver our products to our customers as they expand their operations globally, including into the fast-growing emerging markets;

•long-standing equipment brands and innovative engineering that customers can trust for superior quality and reliability; and

•dedication to always putting the customer experience first.

Intellectual Property

Our intellectual property assets, including our patents, trademarks, copyrights, know-how, trade secrets and other proprietary rights, are important to our business. We hold numerous patents pertaining to our products and have applications pending for additional patents in the United States and various foreign countries. In addition, we have various registered and unregistered trademarks and licenses that are of material importance to our business. We believe our ownership of this intellectual property is adequately protected in customary fashions under applicable laws. Although certain proprietary intellectual property rights are important to our success, we do not believe we are materially dependent on any particular patent or license, or any particular group of patents or licenses.

Our worldwide intellectual property portfolio provides:

•global protection of our research and development efforts and product development investments,

•recognizable competitive distinctions and proprietary advantages,

•brand support and enhancement; and

•leverage for value creation opportunities such as licenses.

We take efforts to protect, enforce and defend our intellectual property and proprietary rights, as appropriate.

Seasonality

Typically, the first quarter of our fiscal year represents the least favorable period for our financial results while the third quarter of our fiscal year typically is the most favorable. Our customers are primarily located in the northern hemisphere, where the warmer summer weather generally leads to increased levels of construction and remodeling within the foodservice industry. This general trend has been disrupted throughout the majority of the current year as a result of the effects of the COVID-19 pandemic.

Raw Materials and Component Parts

We support our region-of-use production strategy with corresponding region-of-use supplier partners where appropriate. The primary raw materials that we use in the manufacturing of our products are rolled steel, aluminum, and copper, all of which are generally available in adequate quantities from numerous suppliers, although we cannot predict their future availability. Our raw materials can also be susceptible to currency and price fluctuations due to supply and demand, government regulations, tariffs, and other unforeseen circumstances. We strive to maintain alternative sources of supplies and materials when possible, but some material parts and key components we use in the manufacturing of our products are obtained from sole supply sources. We have not experienced any significant interruption in availability of raw materials but have seen some price increases in raw materials and have experienced intermittent shortages of component parts and reduced freight capacities due to the COVID-19 pandemic. Our supply chain continued to see minimal disruption through the year ended December 31, 2020, resulting in no significant production delays to date.

Our Employees

As of December 31, 2020, we have approximately 4,400 employees which includes workforce resources from six employee unions in North America, two trade unions and a local works council in Europe and three trade unions in China. We believe our overall relations with our workforce are positive and that the strength of our workforce is a critical success factor as a leader in the commercial foodservice equipment industry. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the commercial foodservice equipment industry. Our core values are Integrity, Passion, Teamwork, Entrepreneurship and Accountability. In addition to the initiatives discussed under "Strategic Objectives" above, we continually focus on the following areas in order to ensure the continued strength and well-being of our workforce:

•Health and Safety: The safety and health of our employees is of paramount importance. Our facilities and operations use proven tools and systems to identify hazards and mitigate risk. We emphasize learning from past incidents and continuously review and improve our safety programs. We require that all incidents be reported, recorded and investigated in order to identify the root cause and prevent recurrence. We also expect our suppliers to commit to safety through the training and implementation of processes to prevent, detect and respond to safety and health risks that may impact our employees through a supplier code of conduct.

•Diversity and Inclusion: We value and embrace diversity by fostering a culture that encompasses the unique attributes, ideas, perspectives, and experiences of our employees, customers, suppliers and communities. We believe that in a global marketplace, a more inclusive and diverse work environment allows us to achieve better results and makes us a stronger business.

•Employee Engagement: We strive to create a workplace where employees feel engaged, believe in our mission, understand their role in our strategy and are passionate about the work they do. We conduct employee engagement surveys to provide us with valuable insights into employee perspectives and experiences. We also hold quarterly global town-hall meetings to provide necessary Company updates, celebrate milestones in the business, communicate initiatives, recognize significant individual accomplishments and provide a forum for employees to communicate and engage with executive leadership.

Regulatory and Trade Environment

We actively work with U.S. and foreign-based standards organizations, industry associations, certification parties, and regulatory bodies to develop and promote effective and balanced standards, codes, and regulations that provide for the advancement of sustainable customer solutions, with the highest levels of energy efficiency, sanitation, environmental standards, safety, and food quality. For example, we are active members of the North American Association of Food Equipment Manufacturers, the Air-Conditioning, Heating and Refrigeration Institute, the Underwriters Laboratories task group, the National Sanitation Foundation's International Joint Committee, the American Society of Heating, Refrigerating and Air-Conditioning Engineers, various working groups responsible for European safety standards in Europe, the Industrial Association for House, Heating and Kitchen Technology, and other regional standards organizations. We fully engage with the U.S. Department of Energy on new energy standards, the U.S. Environmental Protection Agency on ENERGY STAR programs and the Significant New Alternatives Policy program related to alternative refrigerant regulations, as well as the European Union's ("EU") Ecodesign directive consultant organizations.

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

The global economy generally, and the foodservice industry in particular, have been disrupted and will almost certainly continue to be negatively impacted by the COVID-19 pandemic and governmental mandates and recommended safety measures aimed to control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, curfews, travel restrictions, border closures, limitations on public gatherings, social distancing measures, and mandated business limitations and closures. Many professional kitchens have closed to dine-in customers, remaining open only for takeout, outdoor dining, drive-thru, and/or delivery, or closed completely. These developments have impacted and are likely to continue to adversely impact our business and results of operations in multiple ways, including, but not limited to, the following:

•We have experienced and likely will continue to experience, a reduced demand for our products, and have modified our production schedules, which has negatively impacted and will likely continue to negatively impact our business and financial performance. If the global economic effects caused by the pandemic continue or increase, demand for our products may continue to decrease, which could have a material and adverse effect on our business, results of operations and financial condition.

•We have taken protective measures to modify our production environment to promote the health and safety of our workers which has had an impact, and may continue to have an impact, on our productivity.

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

•If a significant portion of our workforce or our suppliers’ workforce is affected by the COVID-19 pandemic, either directly or due to governmental mandates or otherwise, associated work stoppages or facility closures could halt or delay production.

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

•We have experienced some disruption in our operations due to higher than normal absenteeism among our production employees and difficulties in replacing such employees with temporary or new hires; further disruption could materially and adversely affect our operations.

•We have experienced disruptions and may experience additional disruptions to our supply chain, resulting in delays, difficulties and increased costs of acquiring raw materials.

•We could incur delays in shipments of our products, which could harm our customer relations and adversely impact our sales.

The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, which cannot be predicted with certainty, including the duration, scope and severity of the pandemic, mandates and recommended safety measures implemented to contain or mitigate its impact in each of the countries in which we operate, the development of treatments, efficacy and availability of COVID-19 vaccines, the availability of federal, state, local or non-U.S. funding programs, and how quickly and to what extent normal economic and operating conditions can resume, particularly with respect to the foodservice industry. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. Due to the inherent uncertainty of such factors, we cannot predict the extent or materiality of the ultimate impact of the COVID-19 pandemic on our business with certainty or confidence at this time; however, it has already had a material adverse impact on our results of operations, cash flows, and financial position, and could have a material adverse impact on our future results of operations, cash flows and financial position compared to our current expectations.

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

In recent years, we have adopted several cost-saving initiatives and operating strategies intended to drive increased profit margins, including, for example, reducing the complexity of our product offerings, and incorporating strategic sourcing. During the first quarter of 2019, we initiated a comprehensive operational review to validate our long-term growth and margin targets and to refine our execution plans, which culminated in launching the Transformation Program in May 2019. We continued implementing the Transformation Program throughout 2020, while experiencing minor delays and lower than expected benefits due to the general business downturn related to the COVID-19 pandemic. The Transformation Program is structured in multiple phases extending through the end of 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms.

The success of the Transformation Program or these other initiatives and strategies is not guaranteed, and we may not achieve the full cost savings we expect or any anticipated benefits might be realized later than expected. The Transformation Program involves significant cultural shifts, both internally and for our customers, that may inhibit, delay or impair its successful implementation. Any additional delays in implementing or lower-than-expected benefits from the Transformation Program or our other initiatives and strategies may cause us to miss earnings targets and otherwise negatively affect our results of operations. Additionally, if we devote a disproportionate amount of time, personnel and resources to initiatives that yield slower or less than anticipated results or that are ultimately unsuccessful, we may be distracted from other initiatives and priorities that might have yielded more rapid or better results, and our results of operations may suffer.

If we do not develop new and innovative products, adapt to rapid and significant technological change or respond to introductions of new products by competitors, our results of operations could be negatively affected.

Our strategy of creating new and innovative products and solutions for our customers requires significant time and investment toward product innovation, design, development and testing, all of which are necessary to meet our customers’ needs, compete with frequent new product introductions and enhancements and comply with evolving regulatory requirements in the numerous geographic markets we serve. Moreover, some of our competitors manufacture a more narrow product offering, allowing them to concentrate their research and development efforts more directly on products and services for those areas than we may be able to do. To remain competitive, we therefore must develop new and innovative products on a rapid and ongoing basis. If we do not successfully develop new and innovative products, it may be difficult to differentiate our products from our competitors' products and satisfy regulatory requirements, and our sales and earnings would suffer. In addition, if we are unable to deliver products, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have a material adverse effect on our reputation. Any development efforts could divert resources from other potential investments in our business, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings do. Even with rigorous testing prior to release and investment on product quality processes, problems may be found in newly developed or enhanced products after such products are launched and shipped to customers. Resolution of such issues may cause project delays, additional development costs, and deferred or lost revenue.

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

We provide our customers a warranty covering workmanship and in some cases materials on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months with certain equipment having longer term warranties. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could adversely affect our financial condition, results of operations and cash flows.

We have significant manufacturing and sales of our products outside of the U.S., which may present additional risks to our business.

For the years ended December 31, 2020, 2019 and 2018, approximately 37%, 38% and 37%, respectively, of our net sales were attributable to products sold outside of the U.S. We intend to continue to expand our presence in international markets and expect to expend resources in doing so. We are subject to various risks related to conducting business internationally, including:

•potential adverse changes or increased uncertainty relating to the political, social, religious and economic stability of the countries in which we do business or such countries' diplomatic relations with the U.S.;

•the imposition by U.S. and foreign governments of additional taxes, tariffs, economic sanctions, embargoes or other restrictions on foreign trade;

•difficulties in establishing, staffing, and managing foreign operations, including but not limited to our ability to obtain or retain necessary licenses or recruit qualified personnel under local labor market conditions;

•our ability to comply with complex international laws and regulations that may change unexpectedly, differ, or conflict with laws in other countries in which we conduct business;

•concerns about human rights, working conditions and other labor rights and conditions and environmental impact in foreign countries where goods are produced and materials or components are sourced, and changing labor, environmental and other laws in these countries;

•adverse fluctuations in foreign currency exchange rates and interest rates, including risks related to any hedging transactions;

•difficulties in enforcing contractual rights;

•inadequate protection of intellectual property in foreign countries;

•unanticipated delays or disruptions in the global supply chain; and

•our ability to effectively transfer cash between foreign entities and/or jurisdictions, including in a manner that is consistent with our strategic goals and priorities.

Any of these risks or other risks relating to international operations and sales could adversely affect our financial condition, results of operations and cash flows.

In addition, our business has been, and could in the future be, adversely affected by regional or global health crises, including outbreaks of contagious diseases such as COVID-19. A significant outbreak of a contagious disease and other adverse public health developments, or the fear of such events, could adversely affect global supply chains, economies and financial markets. Any prolonged economic disruption could significantly reduce demand for our products and services and otherwise adversely impact our results of operations and financial condition.

We have voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, we began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. Based on our completed analyses, we have determined the costs of potential loss for customs duties, fees, and interest owed for previously imported products to be $3.1 million and has reflected this charge in "Restructuring and other expense" in the Consolidated Statements of Operations for the year ended December 31, 2020.

In mid-February 2021, we submitted the completed analysis to CBP and remitted the aforementioned amount due. Significant judgment was required in determining the amounts due to the CBP and although we believe our estimate to be reasonable, no assurance can be given that the final outcome of this matter will be consistent with what has been recorded and remitted by us. To the extent that the final outcome of this matter is different than the amounts recorded, such differences will be recorded in the period in which such determination is made.

Our business and/or reputation could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Certain of our stockholders may in the future publicly or privately express views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that may not fully align with our own. Also, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns and other risks associated with the manufacturing industry may lead to increased activism focusing on companies such as ours and their suppliers. Responding to actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation, and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

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

Risks Related to Our Indebtedness

We have substantial indebtedness, and the degree to which we are leveraged may materially and adversely affect our business, financial condition, results of operations and cash flows.

As of December 31, 2020, our total consolidated indebtedness was $1,425.2 million. Our level of indebtedness could have important consequences to our business, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to scheduled interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product innovation, and other general corporate purposes;

•restricting us from pursuing strategic acquisitions or requiring us to make non-strategic divestitures;

•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, acquisitions and other general corporate purposes; increasing our vulnerability to general adverse economic and industry conditions;

•exposing us to the risk of increased interest rates as certain of our borrowings bear variable rates of interest; and

•placing us at a competitive disadvantage compared to our competitors that are less leveraged and thereby have greater financial flexibility.

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

We may need to incur substantial additional indebtedness or raise additional capital in the future, subject to the terms and restrictions contained in the agreements governing our existing indebtedness. In addition, we may issue shares of preferred stock without further action by holders of our common stock. If our cash flow from operations is insufficient to meet our cash requirements, we may require additional financing. However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional indebtedness or raise equity through the issuance of preferred stock, the risks described above that we now face could intensify. Further, the terms of such indebtedness or preferred stock may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we are unable to raise additional capital when needed, our financial condition could be materially and adversely affected.

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

Our senior secured credit facilities include other restrictions that, among other things, limit our ability to incur new indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments including dividends and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. The indenture governing the high yield notes contains limitations on our ability to effect mergers and change of control events as well as other limitations, including limitations on: the declaration and payment of dividends or other restricted payments; incurring additional indebtedness or issuing preferred stock; the creation or existence of certain liens; incurring restrictions on the ability of certain of our subsidiaries to pay dividends or other payments; transactions with affiliates; and the sale of assets.

We are exposed to the risk of changes in interest rates.

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

Industry and Macroeconomic Risks

Price increases, disruption of supply or our inability to successfully manage our exposures to price fluctuations of our raw materials could adversely affect our profitability and harm our business.

We use large amounts of steel, stainless steel, aluminum, copper, electronic controls and component parts, among other materials, in the manufacturing of our products. Occasionally, market prices of some of our key raw materials increase significantly, due to tariffs or otherwise, which could adversely affect our margins. In addition, because we maintain limited raw material and component inventories and, in some instances, rely upon single sources of supply, shortages or even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, acts of war or terrorism, pandemics or other events outside our control, may increase our production costs, cause delays in the shipment of our products, impair our ability to satisfy customer demand and adversely affect our business and financial performance. The ongoing COVID-19 pandemic has caused us to experience some disruptions to our supply chain, resulting in delays, difficulties in obtaining, and increased costs of acquiring raw materials and component parts. If these disruptions to our supply chain were to worsen, our ability to meet our production demands would be adversely affected which could adversely affect our business operations, earnings and financial condition.

We have historically hedged a portion of our commodity exposures through derivative financial instruments to fix the future price for a portion of these commodities used in the manufacturing of our products. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

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

Several of our largest customers operate in the Quick Service Restaurant ("QSR") industry. The QSR industry is frequently affected by changes in consumer tastes and eating habits, often as a result of new information or attitudes regarding diet and health or as a result of government regulations requiring QSRs to disclose the nutritional content of food. If consumers’ eating habits change significantly, our customers may choose or be required to modify their menu offerings or cooking methods. Such modifications, or the failure to make the modifications to the extent consumers desire, could have an adverse effect on our customers’ business, financial conditions, results of operations or cash flows, which in turn could adversely affect customers' demand for our products.

Recent changes in trade policies, including the imposition of additional tariffs, could continue to adversely impact our business.

In recent years, the U.S. government began implementing major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the recently ratified trilateral trade agreement with the governments of Canada and Mexico, known as the United States-Mexico-Canada Agreement ("USMCA"). It remains to be seen if these changes will continue under the new U.S. Administration. Such changes could also result in retaliatory actions by the United States’ trade partners. For example, the U.S. government has threatened to undertake adverse actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the U.S. from Mexico. If adopted, such actions could adversely impact our business and disrupt our operations.

Additionally, the previous Administration has recently increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. In response, China, the EU, and several other countries have imposed or proposed additional tariffs on certain exports from the United States. These actions have resulted in an increased cost of materials for our products and may cause our products to become less competitive due to price increases or less profitable due to lower margins. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could adversely affect our business and financial results.

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

We are exposed to the risk of foreign currency fluctuations.

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

•direct foreign currency borrowing; and

•entering into foreign exchange contracts for hedging purposes.

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

We may fail to anticipate or adequately mitigate increasingly sophisticated methods to engage in illegal or fraudulent activities perpetrated against us.

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

On November 14, 2018, we learned of an incident that occurred in early November 2018, which resulted in the diversion of funds from Crem, a subsidiary of the Company. We immediately launched an investigation into the incident and following review, discovered that an employee misappropriated corporate funds due to a telephone scheme occurring in early November 2018, resulting in an aggregate misappropriation of approximately $4.5 million. As of the date of this report, we have recovered approximately $1.1 million and are continuing to pursue the recovery of the remaining funds, although any additional recoveries cannot be assured.

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

Regulatory and Legal Risks

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

We were recently involved in a series of securities class action suits, all of which had been dismissed as of December 31, 2020, and are further discussed below. On December 13, 2018, a purported securities class action lawsuit was filed in the U.S. District Court for the Middle District of Florida against us and certain of our former executive officers. The lawsuit was captioned Schlimm v. Welbilt, Inc., et al., and alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of our periodic reports filed with the SEC relating to, among other things, our business operations and the effectiveness of our internal control over financial reporting. On October 17, 2019, the defendants filed a motion to dismiss the lawsuit. The Court granted defendants’ motion on February 6, 2020, and dismissed the lawsuit with prejudice on March 30, 2020. On March 15, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the District of Delaware against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit was captioned Quinney v. Muehlhaeuser, et al., and alleged violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Schlimm lawsuit. The Quinney lawsuit was voluntarily dismissed on April 1, 2020. On September 4, 2019, a purported stockholder derivative action was filed in the U.S. District Court for the Middle District of Florida against certain of our current and former executive officers and directors, and we were named as a nominal defendant. The lawsuit was captioned The Lee S. Kosby Trust v. Muehlhaeuser, et al., and alleged violation of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty, among other claims, based upon similar underlying allegations as those in the Quinney and Schlimm lawsuits. The Kosby lawsuit was voluntarily dismissed on March 18, 2020.

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

As of December 31, 2020, we employed approximately 4,400 people worldwide. Our employees include workforce resources from six employee unions in North America, two trade unions and a local works council in Europe and three trade unions in China. Our union contracts and labor agreements are renegotiated periodically, and we cannot predict the outcome of these negotiations. If we are unable to reach new agreements or renew existing agreements on a timely basis, we may experience strikes, work stoppages, delays or other issues which could disrupt our business. Any significant labor relations issues, including issues related to the renewal of expiring union contracts, could adversely affect our operations, reputation, financial condition, results of operations and cash flows.

Recent and anticipated changes to tax laws or exposure to additional tax liabilities may have a negative impact on our operating results.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in 2017, made broad and complex changes to the U.S. tax code that affect 2017 and subsequent years. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes several measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws. Future legislative and regulatory guidance under the Tax Act, CARES Act, United Kingdom's departure from the EU and Organization for Economic Cooperation and Development initiatives, including the global anti-base erosion proposal envisaging global minimum taxation, represent significant changes that could have a material effect upon our effective tax rate, future earnings and cash flows. With the recent changes in the Legislative and Executive branches of the U. S. Government, there is an increased likelihood of additional tax legislation being passed in the near future, which could also have a material effect upon our effective tax rate, future earnings and cash flows.

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

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments become due under any defined benefit plans that are unfunded or underfunded.

A portion of our active and retired employees participate in defined benefit plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable defined benefit plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2020, we had approximately $30.0 million in unfunded or underfunded obligations related to our defined benefit plans.

Compliance with regulations related to conflict minerals may force us to incur additional expenses and affect the manufacturing and sale of our products.

In recent years, governments in both the U.S. and Europe have implemented or proposed regulations governing the use of certain minerals, including tin, tantalum, tungsten and gold, which we collectively refer to as conflict minerals. In the U.S., SEC rules require disclosures related to conflict minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by an SEC-reporting company, that are sourced from the Democratic Republic of Congo and other countries in central Africa. In the E. U., regulations effective January 1, 2021 require similar disclosures and encompass other geographic regions outside of central Africa.

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

General Risk Factors

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

•our quarterly or annual earnings, or those of other companies in our industry;

•announcements by us or our competitors of significant new business awards;

•announcements of significant acquisitions, divestitures, strategic alliances, joint ventures or dispositions by us or our competitors;

•the failure of securities analysts to cover our common stock;

•changes in earnings estimates by securities analysts;

•the operating and stock price performance of other comparable companies;

•investor perception of our company and the foodservice industry;

•overall market fluctuations;

•changes in capital gains taxes and taxes on dividends affecting stockholders; and

•general economic conditions and other external factors.

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

As described under Item 9A. "Controls and Procedures" below, we have concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2020 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We are taking steps to remediate this material weakness. While we believe these steps will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiency, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to record, process, summarize and report information required to be disclosed within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt agreements will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our debt agreements, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

As part of our strategy, we intend to grow our company through the acquisition of businesses, products or technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or integrate newly acquired businesses. Risks associated with acquisitions include, among others:

•the significant amount of our time and attention needed to identify, execute and integrate any businesses to be acquired;

•the risk that the acquired businesses will fail to maintain the quality of workmanship that we have historically provided;

•the need to implement internal controls and integrate information systems and processes and the impact on our internal controls and compliance with regulatory requirements under the Sarbanes-Oxley Act of 2002;

•the potential loss of key employees of the acquired business;

•lack of success in assimilating or integrating the operations or technologies of acquired businesses within our operations and technologies and the inability to fully realize some of the expected synergies or otherwise achieve anticipated revenues and profits;

•the potential assumption of unknown material liabilities; and

•the inability to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table outlines the principal facilities we own or lease as of December 31, 2020.

Facility Location	Type of Facility	Owned/Leased
Americas
New Port Richey, Florida (1) (2)	Corporate Headquarters	Owned/Leased
Covington, Tennessee (1) (2)	Manufacturing/Office/Warehouse	Owned/Leased
Parsons, Tennessee (1) (2)	Manufacturing/Office/Warehouse	Owned/Leased
Manitowoc, Wisconsin (2)	Manufacturing/Office	Owned
Shreveport, Louisiana (1) (2)	Manufacturing/Office/Warehouse	Owned
Mt. Pleasant, Michigan (2)	Manufacturing/Office	Owned
Concord, Ontario, Canada (2)	Manufacturing/Office	Leased
Mississauga, Ontario, Canada (1) (2)	Manufacturing/Office/Warehouse	Leased
Monterrey, Mexico	Manufacturing/Office/Warehouse	Leased
Tijuana, Mexico	Manufacturing/Office/Warehouse	Leased
EMEA
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	Leased
Herborn, Germany	Office/Warehouse	Leased
Herisau, Switzerland (2)	Manufacturing/Office/Warehouse	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office/Warehouse	Leased
Sheffield, United Kingdom	Manufacturing/Office/Warehouse	Leased
Gandia, Spain (1)	Manufacturing/Office	Leased
Amotfors, Sweden	Manufacturing/Office	Leased
APAC
Foshan, China (1)	Manufacturing/Office/Warehouse	Owned/Leased
Hangzhou, China (2)	Manufacturing/Office/Warehouse	Owned
Shanghai, China (2)	Office	Leased
Prachinburi, Thailand (1)	Manufacturing/Office	Owned
Kwong Min, Singapore	Office/Warehouse	Leased
(1) There are multiple facilities within these locations.
(2) This location also serves as a research and development center.

In addition, we lease other office and warehouse space within various locations throughout the regions noted above which is used for sales and marketing as well as limited operations support, among other general and administrative purposes.

Beginning in March 2020, a significant number of our office-based employees across all geographic regions have shifted to working from home due to the COVID-19 pandemic. Our focus remains on promoting health and safety measures to protect our employees in our manufacturing plants, warehouses and offices. Through December 31, 2020, we have not terminated any of our significant leasing arrangements.

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

Holders

As of February 23, 2021, there were 1,338 holders of record of our common stock.

Dividend Policy

The amount and timing of dividends, if any, will be determined by our Board of Directors (the "Board"). The Board has not authorized or paid a dividend since we became an independent public company on March 4, 2016 and does not currently plan on paying dividends in 2021 as we continue to focus on navigating the impact of the COVID-19 pandemic on our business and reducing our outstanding debt obligations. The timing, declaration, amount and payment of any future dividends is within the discretion of the Board and will depend upon many factors, including our financial condition, earnings, corporate strategy, capital requirements of our operating subsidiaries, contractual restrictions, including covenants contained in our senior secured credit facilities and our senior notes indenture, debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

There were no unregistered offerings nor any repurchases of our common stock by us or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the year ended December 31, 2020.

Performance Graph

The following graph and table depict the total return to stockholders from March 4, 2016 (the date our common stock began trading on the NYSE) through December 31, 2020, relative to the performance of the S&P 500 Index and the S&P 400 Midcap Index. The graph and table assume $100 invested at the closing price of $13.80 on March 4, 2016.

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

	March 4, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
WBT	$100.00	$140.07	$167.61	$80.51	$113.12	$95.65
S&P 500	$100.00	$111.94	$139.31	$125.34	$161.54	$187.80
S&P 400 Midcap	$100.00	$118.68	$140.51	$118.86	$147.44	$164.85

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data as of and for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

On March 4, 2016, we spun off from The Manitowoc Company, Inc. ("MTW") and publicly listed on the New York Stock Exchange under the name Manitowoc Foodservice, Inc. (the "Spin-Off"). On March 6, 2017, our shares commenced trading under a new NYSE ticker symbol, "WBT" when we effected our name change from "Manitowoc Foodservice, Inc." to "Welbilt, Inc.". Prior to the Spin-Off, we functioned as part of the larger group of companies controlled by MTW. Through the date of the Spin-Off, our financial statements were prepared on a combined stand-alone basis derived from the consolidated financial statements and accounting records of MTW. We functioned as part of the larger group of companies controlled by MTW and accordingly, MTW performed certain corporate overhead functions for us and allocated the related costs. These allocated costs were primarily related to: 1) corporate officers, 2) employee benefits and compensation, 3) stock-based compensation and 4) certain corporate functions, which were not provided at the business level including, but not limited to, finance, treasury, tax, audit, legal, information technology, human resources, and investor relations. Where possible, these costs were allocated based on direct usage, with the remainder allocated on a basis of revenue, headcount, or other measures we determined as reasonable. We believe the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided to, or the benefit received by, us during the applicable periods presented.

No cash dividends were declared or paid during any of the periods presented.

The selected historical financial data presented below should be read in conjunction with our audited consolidated financial statements and notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(in millions, except per share data)	December 31,
	2020(3)(4)	2019(4)	2018(5)	2017	2016
Statements of Operations Data (for the year ended):
Net sales	$1,153.4	$1,593.9	$1,590.1	$1,445.4	$1,456.1
Depreciation and amortization	$62.2	$61.1	$55.0	$47.9	$48.5
(Loss) earnings before income taxes	$(13.7)	$75.7	$89.0	$121.4	$102.2
Net (loss) earnings	$(7.4)	$55.9	$78.2	$132.9	$71.5
(Loss) earnings per share — Basic	$(0.05)	$0.40	$0.56	$0.96	$0.52
(Loss) earnings per share — Diluted	$(0.05)	$0.39	$0.55	$0.94	$0.51

Balance Sheets Data (as of end of year):
Adjusted working capital (1)	$260.1	$265.6	$152.1	$132.4	$118.9
Total assets	$2,141.6	$2,165.3	$2,075.0	$1,840.4	$1,769.1
Long-term obligations (2)	$1,445.5	$1,432.2	$1,321.8	$1,232.2	$1,281.3
Capital expenditures	$20.1	$33.9	$21.4	$20.7	$16.0
(1) Adjusted working capital is defined as net receivables and inventory less trade accounts payable.
(2) The long-term obligations as of December 31, 2020 and December 31, 2019 include long-term debt and both long-term operating and finance lease obligations resulting from the adoption of Accounting Standards Update No. 2016-02—Leases as of January 1, 2019, for which the impact is not included in years prior to 2019. Refer to our previously issued consolidated financial statements on Form 10-K for the year ended December 31, 2019 for further discussion of the adoption, included in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements. The long-term obligations as of December 31, 2018, 2017 and 2016, respectively, include amounts for long-term debt and capital leases only based on the lease accounting standards in effect for the respective periods.
(3) For the year ended and as of December 31, 2020, our financial results reflect the impacts of the COVID-19 pandemic on our results of operations and financial condition. Refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
(4) In May 2019, we launched our Business Transformation Program and incurred consulting costs, restructuring charges and other transformation-related expenses during both of the years ended December 31, 2020 and 2019. See Note 16, "Business Transformation Program and Restructuring," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(5) On April 19, 2018, we, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Crem"). Crem's operations have been included in our consolidated results of operations beginning on the acquisition date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Statements Regarding Forward-Looking Information" and Item 1A. "Risk Factors" for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled "Non-GAAP Financial Measures" below.

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Russia, Africa and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam. We are required to prepare and present our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"). These geographic business segments represent the level at which separate financial information is available and which is used by management to assess operating performance and allocate resources. We evaluate our segment performance based upon Adjusted Operating EBITDA (a non-GAAP measure). See the definition of Adjusted Operating EBITDA and other non-GAAP measures used by management within the section titled "Non-GAAP Financial Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Note 22, "Business Segments," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our geographic business segments.

Executive Summary

Financial Results Highlights

Highlights of our financial results as of and for the year ended December 31, 2020 as compared to the same period of the prior year include the following:

•Net sales were $1,153.4 million, a decrease of 27.6%.

•Organic net sales (a non-GAAP measure) were $1,150.1 million, a decrease of 27.8%.

•Earnings from operations were $63.1 million, a decrease of 63.7%.

•Adjusted Operating EBITDA (a non-GAAP measure) was $170.9 million, a decrease of 40.3%, while Adjusted Operating EBITDA margin (a non-GAAP measure) was 14.8%, compared to 18.0% in 2019.

•Net loss was $7.4 million and Adjusted Net Earnings (a non-GAAP measure) was $23.1 million.

•Diluted net loss per share was $(0.05) and Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.16.

•As of December 31, 2020, our total liquidity was $375.0 million, consisting of $125.0 million of cash and cash equivalents and $250.0 million available for additional borrowing under the senior secured revolving credit facility, to the extent we are compliant with financial covenants which permit such borrowings. This compares to liquidity of $384.8 million as of December 31, 2019.

•Our total outstanding long-term debt, excluding finance leases, as of December 31, 2020 was $1,423.0 million.

The following is a summary of factors that impacted our operating results and liquidity during the year ended December 31, 2020 and other notable actions we have taken during the year:

Impact of COVID-19 Pandemic on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, social distancing measures and mandated business limitations and closures. These measures resulted in a disruption in the foodservice industry including substantial restaurant closures, and, as a result, in commercial foodservice equipment markets across the geographies in which we operate.

The exact timing and pace of the recovery from the COVID-19 pandemic is indeterminable, as certain geographic markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. The impact of the COVID-19 pandemic is fluid and continues to evolve, and the speed of recovery for the commercial foodservice equipment industry also remains uncertain. In order to protect the interests of our stakeholders and ensure the viability of our business, we took numerous actions during these unprecedented times in order to protect our employees, customers, suppliers and stockholders including:

•implementing health and safety measures to protect our employees in our manufacturing plants, distribution centers and offices,

•reviewing operating costs, adjusting budgets and reducing discretionary spending,

•working with our customers to balance requests for extended payment terms and deferral of payments to vendors,

•reducing hiring activities, acceptance of voluntary compensation reductions by our executives, management teams and board members, temporary suspension of Company match of 401(k) contributions and annual merit pay increase deferrals,

•streamlining staffing requirements and furloughing employees consistent with reductions in product demand and manufacturing levels,

•adjusting the operating schedules of our manufacturing plants based on governmental requirements, health, safety and demand factors,

•cancellation of non-essential travel plans to promote the safety and security of our employees while complying with government mandates and guidelines,

•engaging in work-from-home arrangements and social-distancing initiatives to reduce the risk of transmission of COVID-19,

•evaluating our supply chain, determining critical raw material requirements and identifying additional suppliers beyond our first-tier suppliers,

•amending covenants governing our debt agreements to maintain compliance,

•reviewing and updating cybersecurity protocols to protect and maintain our operations, and

•obtaining government assistance, where applicable. For the year ended December 31, 2020, we met the requirements to receive a total of $14.6 million of government assistance in the form of cash, cost abatements and retention credits, with $2.4 million of the government assistance to be received in future periods and recorded as a receivable at December 31, 2020.

Our third and fourth quarter 2020 net sales, gross margins and cash flows all improved sequentially from the second quarter of 2020 as the commercial foodservice industry continued to gradually recover from the negative impacts of the COVID-19 pandemic. The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries where we operate globally, the development and distribution of treatments of COVID-19 vaccines, and the timing of the resumption of economic activity to pre-pandemic levels. We continue to proactively monitor the developments surrounding COVID-19 and may take additional actions based on the requirements and recommendations of governmental and health authorities around the world in an attempt to protect our stakeholders. We are currently unable to quantify with certainty the ultimate severity or duration of the impact of the COVID-19 pandemic on our business.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes measures intended to assist companies during the COVID-19 pandemic, including temporary changes to income and non-income-based tax laws, some of which had been enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods. Certain provisions of the CARES Act provide benefits with respect to our 2020 effective income tax rates as it relates to our net operating loss carryback and the increase in the allowable deductions for interest expense. As discussed above, we have also applied additional provisions of the CARES Act for payroll tax related payment deferrals and credits and other benefits, as applicable.

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

As of March 31, 2020, an impairment charge was recognized in the amount of $11.1 million, resulting from an interim impairment assessment in the EMEA region which determined that the carrying value of the indefinite-lived intangible assets exceeded their estimated fair value. The impairment charge was recorded as a component of "Loss from impairment and loss (gain) on disposal of assets — net" in our Consolidated Statements of Operations for the year ended December 31, 2020.

As of June 30, 2020, we performed the annual impairment testing for our reporting units, as well as our indefinite-lived intangible assets, and based on those results, no impairment was indicated. Although no reporting units failed the annual impairment testing, in our opinion, the indefinite-lived intangible assets in the EMEA region are at risk of impairment in the near term if there is a negative change in the long-term outlook for the EMEA region. The duration and severity of the COVID-19 pandemic or other industry or competitive changes could also result in future impairment charges to our goodwill and remaining indefinite-lived intangible assets. See further discussion included in Goodwill and Other Intangible Assets — Net of the Notes to the Consolidated Financial Statements.

Business Transformation Program Update

We are continuing the execution of the Business Transformation Program ("Transformation Program") to maintain and increase productivity gains and material cost reductions. We are encouraged by our progress to date and are committed to completing the activities included within the scope of the Transformation Program by the end of 2021 as originally planned. We remain confident in our ability to achieve the $75.0 million of annualized savings when our sales and volume levels return to pre-pandemic levels.

Our Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We anticipate incurring total consulting costs, restructuring charges, and other related transformation expenses of $75 to $85 million from the inception of the program through 2021. The business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the execution period for this program and we may update our cost estimates as the circumstances evolve and the Transformation Program progresses.

In connection with the ongoing execution of the Transformation Program, we incurred $23.3 million of consulting and other related Transformation Program costs for the year ended December 31, 2020. We have also incurred $6.4 million of restructuring charges intended to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program for the year ended December 31, 2020, resulting in total costs of $67.4 million from the inception of the Transformation Program through December 31, 2020. We expect to incur the remaining costs associated with the Transformation Program in 2021. We have and continue to expect to settle these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program.

Industry and Business Conditions

Through 2020, the global COVID-19 pandemic created a decline in economic activity across the globe. Many hospitality and restaurant companies were forced to close either temporarily or permanently, and the vast majority have experienced a significant decline in revenues. The effects on businesses across many industries was pervasive and has injected uncertainty into the consumer foodservice industry. Full-service restaurants continue the trend as being the most negatively impacted by the COVID-19 pandemic with limited-service restaurants (which includes QSR and fast casual restaurants) impacted the least. Many economic forecasts continue to show the Consumer Foodservice industries sales will not return to 2019 levels until 2023, maintaining the 3-year recovery period to reach pre-pandemic 2019 sales, which incorporates a slow vaccine rollout through 2021 as well as government support programs projected to stay in place into 2022.

Historically, we have provided an annual financial outlook but the lack of clarity regarding the continuing impact that the COVID-19 pandemic on the global economy generally, and our business in particular, makes any expectations for 2021 inherently uncertain. Given the uncertainty, we are providing only limited “directional” guidance for 2021 with the expectation of the most significant recovery coming in the second half of fiscal 2021 driven primarily by the continued development and global distribution of treatments of COVID-19 vaccines. Our current expectation is for a year-over-year net sales growth, beginning in the second quarter of 2021 and continuing for the balance of 2021.

Business Strategies

While our strategic objectives are long-term and remain intact, the uncertainty surrounding the ongoing COVID-19 pandemic will impact the extent and timing of the execution of these objectives. Our immediate focus remains on ensuring the safety of our stakeholders and the balancing of our Transformation Program and innovation investments with the pace of recovery in our revenues as the industry rebounds. Our specific strategic objectives, which are discussed in further detail in Part I, Item 1 of this Annual Report on Form 10-K, include:

•Achieve profitable growth

•Create innovative products and solutions

•Enhance customer satisfaction

•Drive operational excellence

•Develop great people

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2020	2019	$	%
Net sales	$1,153.4	$1,593.9	$(440.5)	(27.6)%
Cost of sales	743.4	1,027.0	(283.6)	(27.6)%
Gross profit	410.0	566.9	(156.9)	(27.7)%
Gross margin (% of Net sales)	35.5%	35.6%
Selling, general and administrative expenses	285.3	344.2	(58.9)	(17.1)%
Amortization expense	39.1	38.7	0.4	1.0%
Restructuring and other expense	10.9	9.4	1.5	16.0%
Loss from impairment and disposal of assets — net	11.6	0.7	10.9	N/M
Earnings from operations	63.1	173.9	(110.8)	(63.7)%
Interest expense	81.4	97.3	(15.9)	(16.3)%
Other (income) expense — net	(4.6)	0.9	5.5	N/M
(Loss) earnings before income taxes	(13.7)	75.7	(89.4)	(118.1)%
Income tax (benefit) expense	(6.3)	19.8	(26.1)	(131.8)%
Net (loss) earnings	$(7.4)	$55.9	$(63.3)	(113.2)%
N/M = Not Meaningful

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2020	2019	$	%
Americas	$867.0	$1,208.4	$(341.4)	(28.3)%
EMEA	292.6	392.7	(100.1)	(25.5)%
APAC	202.1	252.3	(50.2)	(19.9)%
Elimination of intersegment sales	(208.3)	(259.5)	51.2	(19.7)%
Total net sales	$1,153.4	$1,593.9	$(440.5)	(27.6)%

Net sales totaled $1,153.4 million for the year ended December 31, 2020 representing a decrease of $440.5 million, or 27.6%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to a decrease in general market demand, decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products, and rollouts with large chain customers in the prior year which did not recur in 2020. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume-based rebate programs. Foreign currency translation positively impacted net sales for the year ended December 31, 2020 by $3.3 million as compared to the year ended December 31, 2019.

Net sales in the Americas segment for the year ended December 31, 2020 decreased by $341.4 million, or 28.3%, compared to the prior year. The decrease was primarily driven by lower third-party net sales of $300.7 million and a $40.7 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes largely due to a decrease in general market demand, decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products, and rollouts with certain large chain customers in the prior year which did not recur in 2020. This decrease was partially offset by increased net pricing and a reduction in costs associated with volume-based rebate programs. Foreign currency translation negatively impacted third-party net sales for the year ended December 31, 2020 by $1.3 million as compared to the year ended December 31, 2019.

Net sales in the EMEA segment for the year ended December 31, 2020 decreased by $100.1 million, or 25.5%, compared to the prior year, driven by a decrease in third-party net sales of $89.7 million and a $10.4 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by rollouts with large chain customers in the prior year which did not recur in 2020 along with decreased volumes in the general market and decreased KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation positively impacted third-party net sales for the year ended December 31, 2020 by $4.3 million as compared to the year ended December 31, 2019.

Net sales in the APAC segment for the year ended December 31, 2020 decreased by $50.2 million, or 19.9%, compared to the prior year, driven by a decrease in third-party net sales of $50.1 million and a $0.1 million decrease in intersegment sales. The decrease in third-party net sales was primarily driven by decreased volumes in the general market and KitchenCare aftermarket sales, both of which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. Foreign currency translation positively impacted third-party net sales for the year ended December 31, 2020 by $0.3 million as compared to the year ended December 31, 2019.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the year ended December 31, 2020 totaled $410.0 million, a decrease of $156.9 million, or 27.7%, compared to the same period of the prior year. This decrease was primarily driven by: (i) a $159.9 million unfavorable impact from a decline in product volumes, (ii) $25.5 million of unfavorable material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to lower production volumes and temporary shutdowns of certain manufacturing plants during the current year and (iii) $0.6 million of higher depreciation costs. These unfavorable impacts were partially offset by a $28.3 million favorable impact from increased net pricing and a $0.7 million positive foreign currency translation impact.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the year ended December 31, 2020 were $285.3 million, a decrease of $58.9 million, or 17.1%, compared to the same period of the prior year. The decrease in selling, general and administrative expenses is primarily the result of: (i) $20.1 million of lower professional fees (inclusive of $12.0 million of lower third-party consulting costs incurred in connection with our Transformation Program), (ii) $19.9 million of lower employee-related and controllable travel costs inclusive of $5.6 million in credits for governmental wage subsidies, (iii) $17.6 million of lower marketing and commission costs, partially attributable to sales volumes and (iv) $0.8 million of lower depreciation expense. A significant portion of the expense reductions was associated with our response to the COVID-19 pandemic, including employee furlough activities and reductions in headcount, reduced travel and marketing spend and other related operational actions.

Restructuring and other expense

"Restructuring and other expense" for the year ended December 31, 2020 was $10.9 million consisting of $7.8 million of severance and related costs and a $3.1 million loss contingency charge. The severance and related costs were associated with workforce reductions executed throughout 2020 in the Americas and Corporate regions and a limited management restructuring enabled by the Transformation Program, as well as 2019 actions completed and 2020 actions initiated in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 13, "Contingencies and Significant Estimates," for further information.

Restructuring and other expense for the year ended December 31, 2019 was $9.4 million consisting primarily of global workforce reductions actions supporting cost rationalization efforts, including the Transformation Program, as well as a limited executive management restructuring action.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic business segments consists of the following for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2020	2019	$	%
Americas	$155.5	$237.6	$(82.1)	(34.6)%
EMEA	46.2	70.6	(24.4)	(34.6)%
APAC	31.2	40.7	(9.5)	(23.3)%
Total Segment Adjusted Operating EBITDA	232.9	348.9	(116.0)	(33.2)%
Less: Corporate and unallocated expenses	(62.0)	(62.7)	0.7	1.1%
Total Adjusted Operating EBITDA	$170.9	$286.2	$(115.3)	(40.3)%

Adjusted Operating EBITDA margin (1)	14.8%	18.0%	-320 bps
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2020 decreased by $82.1 million, or 34.6%. This decrease was primarily driven by: (i) $107.5 million of lower product volumes, (ii) $18.1 million of unfavorable material and other manufacturing costs primarily driven by a reduction in fixed overhead absorption due to reduced production volumes and temporary shutdowns of certain manufacturing plants and (iii) a $0.8 million unfavorable foreign currency translation impact. The impact of these decreases was partially offset by (i) a $20.6 million favorable impact from net pricing increases, (ii) $15.0 million of lower marketing and commissions costs and (iii) $9.0 million of lower employee-related and travel costs.

Adjusted Operating EBITDA in the EMEA segment for the year ended December 31, 2020 decreased by $24.4 million, or 34.6%, which was primarily driven by: $44.5 million of lower gross profit principally driven by lower product volumes. This impact was partially offset by: (i) $9.5 million of favorable material and other manufacturing costs, (ii) $7.1 million of lower employee-related, travel and other controllable costs, (iii) $2.4 million of lower marketing and commission expenses and (iv) $1.0 million of favorable foreign currency translation impact.

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2020 decreased by $9.5 million, or 23.3%. This decrease was primarily driven by $12.6 million of decreased product volumes and $1.6 million of unfavorable material and other manufacturing costs. The impact of these decreases was partially offset by $4.5 million of lower employee-related and travel costs, and $0.8 million of lower research and development costs.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the segments. For the year ended December 31, 2020, corporate and unallocated costs decreased by $0.7 million, or 1.1%, compared to the same period of the prior year.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2020, "Interest expense" was $81.4 million, a $15.9 million decrease as compared to the prior year, primarily driven by a decrease in weighted average interest rates as a result of the decrease in LIBOR during the period.

For the year ended December 31, 2020, "Other (income) expense — net" was income of $4.6 million, an increase of $5.5 million compared to $0.9 million expense for the prior year. The increase is primarily the result of lower net foreign currency transaction losses of $6.3 million combined with a $1.2 million pension settlement loss recognized in 2019 which did not recur in 2020. The impact of these increases was offset by a reduction in interest income of $1.1 million.

Analysis of Income Taxes

"Income tax (benefit) expense " for the year ended December 31, 2020 was a benefit of $6.3 million, which was a change of $26.1 million as compared to an expense of $19.8 million in the prior year. This decrease was primarily driven by our decrease in earnings and relative weighting of jurisdictional income and loss and CARES Act loss carryback provisions.

For the year ended December 31, 2020, our effective tax rate was 46.0%, compared to an effective tax rate of 26.2% for the prior year. The increase in the effective tax rate is primarily the result of 51.2% of income tax benefit for net operating loss carryback provisions of the CARES Act, 8.3% of tax benefit for manufacturing and research incentive credits and 3.6% of tax benefit for changes in valuation allowances of foreign entities related to loss carryforwards. These increases are partially offset by 17.2% of income tax expense associated with changes in unrecognized tax benefits related to the Tax Act regulations, 15.0% of tax expense on foreign income and 9.3% of tax expense related to permanent tax adjustments.

For the year ended December 31, 2020, the effective tax rate varied from the 21.0% statutory rate primarily due to the result of a 51.2% increase for the CARES Act net operating loss carryback provisions, a 7.1% increase for manufacturing and research incentive credits and a 1.5% increase resulting from the adjustment of valuation allowances. These increases were partially offset by a 19.1% decrease for the unrecognized tax benefits and a decrease of 6.6% impact for income earned in foreign jurisdictions. For the year ended December 31, 2019, the effective tax rate varied from the 21.0% statutory rate primarily due to the impact of taxes on income earned in foreign jurisdictions of 8.4% and the global intangible low taxed income rate of 2.0%, which were partially offset by a 2.1% benefit of adjustments for valuation allowances, a 1.9% benefit related to unrecognized tax benefits and manufacturing and research incentives of 1.2%.

As of December 31, 2020, as a result of the revised interest deduction limitations of the CARES Act, we have determined that a valuation allowance is not required for the deferred tax asset associated with our U.S. interest expense. We may adjust the deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, we may adjust our deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through our income tax provision and could have a material effect on our operating results.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet our working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of December 31, 2020, our total liquidity was $375.0 million, consisting of $125.0 million of cash and cash equivalents and $250.0 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings. This compares to total liquidity of $384.8 million as of December 31, 2019. On an annual basis, our liquidity generally decreases in the first quarter and increases in the remaining quarters of each calendar year driven by our earnings cycle as well as the timing of large cash disbursements made in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of our historically higher sales period in the spring and early summer months. Although our liquidity at December 31, 2020 is consistent with historical year end levels, the components and timing of our liquidity during the current year has been impacted by the effects of the COVID-19 pandemic on our business.

At December 31, 2020, approximately 93% of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to maintain cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of ongoing Transformation Program costs, capital investments, working capital and debt service. We estimate that our capital expenditures will be approximately $36 to $40 million for the year ending December 31, 2021. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, including the future impact of the COVID-19 pandemic on our operating results, and competitive, legislative and regulatory factors, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and raise cash. In response to the global COVID-19 pandemic, throughout 2020 we actioned contingency plans for our operations and have taken what we believe to be appropriate steps to reduce operating expenses and capital spending, including reductions in the size of our workforce and temporary employee furloughs. Additionally, in April 2020, as a result of the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for our products, we executed an amendment to our 2016 Credit Agreement, primarily to amend the existing financial covenants, as described below. We continue to expect that our future cash generated from operations, together with our capacity under our Revolving Credit Facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

Our access to, and the availability of, financing on acceptable terms in the future may be affected by many factors, including overall liquidity in the financial and capital markets, the state of the economy and our credit rating. The ongoing COVID-19 pandemic, which has continued to cause volatility in the capital markets, could also impact our ability to pursue additional financing opportunities in the future. Moreover, we are unable to quantify the severity or duration of the impact of the COVID-19 pandemic on our operational and financial performance, which could have an adverse impact on our results of operations, cash flows and financial position, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our Revolving Credit Facility.

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of December 31, 2020 totaled $125.4 million, a decrease of $5.3 million from the December 31, 2019 balance of $130.7 million.

The table below summarizes our consolidated cash flows:

(in millions)	Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$15.0	$(269.7)
Investing activities	(24.2)	279.9
Financing activities	(1.3)	46.6
Effect of exchange rate changes on cash	5.2	0.7
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5.3)	$57.5

Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 was $15.0 million, consisting primarily of a net loss of $7.4 million, adjusted for non-cash charges of $72.1 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation, a change in deferred income taxes of $8.2 million and an $11.1 million non-cash impairment charge on trademarks in the EMEA segment. Additionally, there were cash inflows of $21.8 million from a net decrease in accounts receivable and $10.2 million related to a decrease in inventory balance during the year, a $16.9 million increase in our current income tax receivable primarily associated with CARES Act net operating loss carryback provisions, partially offset by a $15.4 million use of cash for rebate payments to customers, a $10.4 million use of cash for the settlement of restructuring activities and $7.5 million of net cash used for professional fees, consisting primarily of third-party consulting costs incurred in connection with our Transformation Program and $34.9 million of cash outflows associated with the timing of other current and long-term liabilities, other assets and trade accounts payable.

Cash used in operating activities for the year ended December 31, 2019 was $269.7 million, which was driven by net income of $55.9 million, coupled with non-cash inflows of $73.1 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation which were offset by a non-cash outflow of $19.8 million for changes in deferred income taxes. We also had inflows of $18.4 million related to the timing of other assets and net inventory usage. These inflows were offset by a usage of $351.4 million resulting from the timing of collections on accounts receivable combined with the termination of our accounts receivable securitization program and a $46.8 million use of cash due to a reduction in trade accounts payable.

Investing Activities

Cash used in investing activities of $24.2 million for the year ended December 31, 2020 consisted of capital expenditures of $20.1 million, largely related to improvements of machinery and equipment within our manufacturing plants in conjunction with our Transformation Program and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Cash provided by investing activities was $279.9 million for the year ended December 31, 2019 and consisted primarily of proceeds from cash receipts on beneficial interest in sold receivables of $280.7 million, and proceeds from the maturity of a short-term investment of $32.0 million. These cash inflows were partially offset by capital expenditures of $33.9 million, largely related to improvements of machinery and equipment within our manufacturing plants in conjunction with our Transformation Program.

Financing Activities

Cash used in financing activities for the year ended December 31, 2020 was $1.3 million, consisting primarily of $2.1 million of capitalized costs incurred in connection with the April 2020 amendment to our 2016 Credit Facility, offset by net borrowings on long-term debt and finance leases of $0.4 million and $0.4 million of net cash received related to the exercise of stock options.

Cash provided by financing activities for the year ended December 31, 2019 was $46.6 million, consisting of net borrowings on long-term debt of $61.6 million primarily associated with the termination of the accounts receivable securitization program and the replacement of that financing using our Revolving Credit Facility for working capital requirements, partially offset by $15.0 million of repayments on our short-term debt obligations.

Financing Resources

Our primary financing resources consist of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of December 31, 2020 are set forth below.

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

In April of 2020, we entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility. The terms of the Amendment, among others as set forth in the Amendment, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect beginning June 30, 2020 and will phase-in to the pre-amendment covenant levels by the fourth quarter of 2021.

As of December 31, 2020, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of December 31, 2020. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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
As discussed above, in April 2020, we entered into an Amendment to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility for periods subsequent to March 31, 2020. We have estimated the negative impact of the COVID-19 pandemic on our financial position, results of operations and cash flows; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on our business, our estimates of the achievement of our financial covenants may change in the future.

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of December 31, 2020.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	December 31,
	2020	2019
Revolving Credit Facility	$143.0	$141.8
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,423.0	$1,421.8

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020:

(in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$1,423.0	$—	$—	$143.0	$434.0	$846.0	$—
Interest obligations	251.3	63.3	63.3	63.3	43.1	18.3	—
Finance leases	2.2	1.0	0.7	0.2	0.1	0.1	0.1
Operating lease liabilities	47.4	9.6	7.7	6.3	5.2	3.9	14.7
Income taxes payable	5.7	5.6	—	—	—	—	0.1
Purchase obligations	77.9	77.4	0.1	0.1	0.1	0.1	0.1
Total contractual obligations	$1,807.5	$156.9	$71.8	$212.9	$482.5	$868.4	$15.0

Unrecognized tax benefits totaling $8.4 million as of December 31, 2020 excluding related interests and penalties, are not included in the table above because the timing of their resolution cannot be estimated. See Note 9, "Income Taxes," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures surrounding uncertain income tax positions.

We maintain defined benefit plans for certain of our operations in the Americas and EMEA regions. During the year ended December 31, 2020, cash contributions to all of our defined benefit plans were $10.0 million and we estimate that our defined benefit plan contributions will be approximately $9.1 million for the year ending December 31, 2021. See Note 15, "Employee Benefit Plans," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

See Note 13, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures regarding our environmental, health, safety, contingencies and other matters.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how we evaluate our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data, we make this data available to the public. None of the non-GAAP measures presented should be considered as an alternative to net earnings, earnings from operations, net cash used in operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including as a result of changed business conditions, new accounting rules or otherwise. Further, our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

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

(in millions)	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$15.0	$(269.7)	$(448.5)
Capital expenditures	(20.1)	(33.9)	(21.4)
Cash receipts on beneficial interest in sold receivables (1)	—	280.7	576.4
Termination of accounts receivable securitization program (2)	—	96.9	—
Free Cash Flow	$(5.1)	$74.0	$106.5
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

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, we also review our results on an "Adjusted Operating EBITDA" basis. Adjusted Operating EBITDA is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense, separation expense and certain other items, which are non-operating and unusual in nature. We use Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. We consider it important that investors review the same operating information used by us. Our Adjusted Operating EBITDA reconciles to net (loss) earnings as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Year Ended December 31,
	2020	2019	2018
Net (loss) earnings	$(7.4)	$55.9	$78.2
Income tax (benefit) expense	(6.3)	19.8	10.8
Other (income) expense — net	(4.6)	0.9	24.3
Loss on modification or extinguishment of debt	—	—	9.0
Interest expense	81.4	97.3	94.5
Earnings from operations	63.1	173.9	216.8
Loss from impairment and loss (gain) on disposal of assets — net	11.6	0.7	(0.4)
Restructuring activities (1)	8.2	9.8	6.0
Separation expense	—	—	0.1
Amortization expense	40.6	39.8	37.0
Depreciation expense	20.7	21.1	18.0
Transformation Program expense (2)	23.3	35.3	—
Transaction costs (3)	0.2	1.1	7.1
Other items (4)	3.2	4.5	5.6
Total Adjusted Operating EBITDA	$170.9	$286.2	$290.2

Adjusted Operating EBITDA margin (5)	14.8%	18.0%	18.3%
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
(3) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs recorded in "Cost of sales" include $0.1 million and $1.9 million related to inventory fair value purchase accounting adjustments for the years ended December 31, 2019 and 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million, $1.0 million, and $5.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(4) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2020, other items includes an expense of $3.1 million for amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expense" in the Consolidated Statements of Operations and $0.1 million of professional fees for recovery of misappropriated funds within the Crem business related to the 2018 matter. Refer to Note 13, "Contingencies and Significant Estimates" for discussion of the impact on the Consolidated Statements of Operations. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within the Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in our Form 10-K/A for the year ended December 31, 2017 and $0.6 million of other professional fees. Unless otherwise noted, all such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
(5) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Diluted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Diluted Net Earnings as net earnings before the impact of certain items, such as loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, separation expense, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss, the Tax Act and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items which are non-operating and unusual in nature. The following table presents Adjusted Diluted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Year Ended December 31,
	2020	2019	2018
Net (loss) earnings	$(7.4)	$55.9	$78.2
Loss on modification or extinguishment of debt	—	—	9.0
Loss from impairment and loss (gain) on disposal of assets — net	11.6	0.7	(0.4)
Restructuring activities (1)	8.2	9.8	6.0
Separation expense	—	—	0.1
Transformation Program expense (2)	23.3	35.3	—
Transaction costs (3)	0.2	1.1	17.1
Other items (4)	3.2	4.5	5.6
Pension settlement (5)	—	1.2	2.4
Foreign currency transaction (gain) loss (6)	(5.7)	0.7	10.1
Tax Act	—	—	(10.0)
Tax effect of adjustments (7)	(10.3)	(12.9)	(7.6)
Total Adjusted Net Earnings	$23.1	$96.3	$110.5

Per Share Basis
Diluted net (loss) earnings	$(0.05)	$0.39	$0.55
Loss on modification or extinguishment of debt	—	—	0.06
Loss from impairment and loss (gain) on disposal of assets — net	0.08	0.01	—
Restructuring activities (1)	0.06	0.07	0.04
Transformation Program expense (2)	0.16	0.25	—
Transaction costs (3)	—	0.01	0.12
Other items (4)	0.02	0.03	0.04
Pension settlement (5)	—	0.01	0.02
Foreign currency transaction (gain) loss (6)	(0.04)	—	0.07
Tax Act	—	—	(0.07)
Tax effect of adjustments (7)	(0.07)	(0.09)	(0.05)
Total Adjusted Diluted Net Earnings	$0.16	$0.68	$0.78
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
(3) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs recorded in "Cost of sales" include $0.1 million and $1.9 million related to inventory fair value purchase accounting adjustments for the years ended December 31, 2019 and 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million, $1.0 million, and $5.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(4) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2020, other items includes an expense of $3.1 million for amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expense" in the Consolidated Statements of Operations and $0.1 million of professional fees for recovery of misappropriated funds within the Crem business related to the 2018 matter. Refer to Note 13, "Contingencies and Significant Estimates" for discussion of the impact on the Consolidated Statements of Operations. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within the Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in our Form 10-K/A for the year ended December 31, 2017 and $0.6 million of other professional fees. Unless otherwise noted, all such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Consolidated:
Net sales	$1,361.7	$1,853.4	$1,842.6
Less: Intersegment sales	(208.3)	(259.5)	(252.5)
Net sales (as reported)	1,153.4	1,593.9	1,590.1
Impact of foreign currency translation(1)	(3.3)	—	—
Organic net sales	$1,150.1	$1,593.9	$1,590.1

Americas:
Net sales	$867.0	$1,208.4	$1,228.4
Less: Intersegment sales	(92.4)	(133.1)	(137.5)
Third-party net sales	774.6	1,075.3	1,090.9
Impact of foreign currency translation(1)	1.3	—	—
Total Americas organic net sales	$775.9	$1,075.3	$1,090.9

EMEA:
Net sales	$292.6	$392.7	$385.1
Less: Intersegment sales	(69.1)	(79.5)	(77.7)
Third-party net sales	223.5	313.2	307.4
Impact of foreign currency translation(1)	(4.3)	—	—
Total EMEA organic net sales	$219.2	$313.2	$307.4

APAC:
Net sales	$202.1	$252.3	$229.1
Less: Intersegment sales	(46.8)	(46.9)	(37.3)
Third-party net sales	155.3	205.4	191.8
Impact of foreign currency translation(1)	(0.3)	—	—
Total APAC organic net sales	$155.0	$205.4	$191.8
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates, particularly as it relates to forecasts and other assumptions impacted by the uncertainties surrounding the COVID-19 pandemic. The extent to which the economic disruptions of the COVID-19 pandemic impacts our accounting estimates will depend on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries in which we operate globally, the development and global distribution of treatments of COVID-19 vaccines, and the timing of the resumption of economic activity to pre-pandemic levels.

Although we have listed several accounting policies below which we believe to be most critical, we also believe that all of our accounting policies are important to the reader. Therefore, please refer also to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detailed description of these and other accounting policies of Welbilt. We currently disclose the impact of changes to assumptions in the applicable quarterly or annual filings in which there is a material financial statement impact.

Revenue Recognition - Revenue is recognized based on the satisfaction of performance obligations, which occurs when service is provided or control of a good transfers to a customer. A majority of our net sales are recognized at the point in time when products are shipped from our manufacturing facilities. For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. We typically invoice our customers with payment terms of 30 days and our average collection cycle is generally less than 60 days and we have determined these payment terms do not contain a significant financing component. Costs to obtain a customer contract are expensed as incurred as our contract periods are generally short term in nature. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and right of return terms that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed.

In recognizing revenue, we make significant judgments related to identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets - We perform annual impairment tests of goodwill and intangible assets with indefinite lives at June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. Our trademarks and tradenames are classified as indefinite-lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets. We perform the goodwill impairment test for each of our reporting units which are the Americas, EMEA and APAC. We perform the indefinite-lived intangible asset impairment test at the unit of account level, which is the Americas, EMEA and APAC. When testing for impairment, we have the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, we evaluate the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit or asset. These events and circumstances include, but are not limited to, macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. In those instances where we conclude that it is not more-likely-than-not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

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

Employee Benefit Plans - We provide a range of benefits to our employees and retired employees, including pensions and postretirement health care coverage. We record Defined Benefit Plan assets and obligations using amounts calculated annually as of our measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches we use to determine the annual assumptions are as follows:

•Discount Rate - Our discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration of demographics of the participants in our defined benefit plans and benefit payment terms.

•Expected Return on Plan Assets - Our expected return on plan assets assumptions are based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•Retirement and Mortality Rates - Our retirement and mortality rate assumptions are based primarily on actual plan experience and actuarial mortality tables.

•Health Care Cost Trend Rates - Our health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

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

We have global operations and are exposed to market risks in the ordinary course of our business. In addition, the COVID-19 pandemic has caused disruption on a global scale in commercial foodservice equipment end markets across the geographies in which we operate. Volatile market conditions arising from the COVID-19 pandemic have negatively impacted our results of operations, financial position and cash flows throughout the year ended December 31, 2020. Due to the inherent uncertainty of the pace of the recovery of the COVID-19 pandemic, our estimates of the impact of the pandemic on our business may change based on future developments. The market risks may also change over time as business practices evolve and include, but are not limited to, changes in interest rates, commodity price risk and changes in foreign currency exchange rates. To reduce these risks, we may selectively use derivative financial instruments and other proactive management techniques. Our corporate governance includes policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited.

As further discussed below, we utilize valuation models to estimate the effects of changes in interest and currency rates and commodity prices for each of our derivative instruments in order to determine the impact of a hypothetical change of 10.0% on inputs used in the valuation models.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates, which could affect our financial position and cash flows. Our interest rate risk management objective is to limit the impact of interest rate changes and to minimize our overall borrowing costs. We manage our exposure to market risk through a combination of fixed and variable debt and when considered appropriate, through the use of derivative financial instruments. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

We are exposed to interest rate risk on borrowings under the Senior Secured Credit Facility which bear interest at variable rates and are vulnerable to changes primarily in the LIBOR rate. As of December 31, 2020, we do not have any derivative financial instruments in place to reduce our interest rate risk. As of December 31, 2020, we had $998.0 million of variable rate debt consisting of $855.0 million outstanding under our Term Loan B Facility of the Senior Secured Credit Facility and $143.0 million outstanding under our Revolving Credit Facility. Our interest rate risk relates primarily to fluctuations in LIBOR-based interest rates on the variable component of these instruments. Because of the historically low interest rate environment, a hypothetical change of 10% in short-term interest rates would not have a material impact on our annual interest expense.

As of December 31, 2020, we had $425.0 million of fixed rate debt under our Senior Notes not subject to variable interest rate fluctuations with a fair value of approximately $439.9 million. The terms of the Senior Notes do not generally allow investors to demand payment on these obligations prior to maturity.

Commodity Price Risk

We are exposed to fluctuating market prices for our key commodities utilized in the production of our product offerings, including aluminum, copper and steel. These market prices may be affected by several factors, including inflation, tariffs, duties or the inability of suppliers to absorb incremental costs resulting from the impacts the COVID-19 pandemic. We have established procurement programs to manage the negotiations of these commodity prices and strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of the commodities, components and parts used for our product lines. We will continue to mitigate any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts and increasing prices on some of our products, as appropriate. We have historically entered into commodity hedges that fix the price of certain of our key commodities and will continue to evaluate the use of such commodity hedges in the future.

As of December 31, 2020, we had commodity derivatives with aggregate notional values of 35 metric tons of aluminum and 18 metric tons of copper. A 10% increase in the cost of a commodity would be offset by a gain on the derivative and a 10% decrease in the cost of a commodity would be offset by a loss on the derivative. A hypothetical change of 10% in our commodity settlements would not have a material impact on our results of operations.

Currency Price Risk

We are subject to foreign currency exchange risk due to our international operations. We have manufacturing, sales and distribution facilities around the world and as a result make investments and enter into transactions denominated in various foreign currencies. Non-U.S. sales were approximately 37% of our total sales for the year ended December 31, 2020, with the largest percentage, 17.6%, being sales into various European countries. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations.

To manage a portion of our foreign exchange risk, we enter into limited forward exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on non-functional currency denominated receivables and payables. Our transactions in foreign currencies are denominated primarily in the currencies listed in the table below.

The impact of a 10% change in the underlying functional currencies on our currency forward contracts which are outstanding and continue to qualify for hedge accounting as of December 31, 2020 would be as follows:

(in millions)	December 31, 2020
	10% Increase	10% Decrease
Currency:
Canadian Dollar	$0.5	$(0.7)
Euro	$(0.5)	$0.5
British Pound	$(0.2)	$0.2
Mexican Peso	$0.5	$(0.6)
Singapore Dollar	$0.2	$(0.2)

We are further exposed to foreign currency exchange rate risk as our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. The associated translation adjustments recorded in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets as of December 31, 2020 was a gain of $19.1 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Welbilt, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Welbilt, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective user access controls that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel or effective controls to monitor the activities of those with privileged access to verify the activities are appropriate and authorized.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Trade Name Impairment Assessment –EMEA

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s trademarks and trade names, net balance was $212.0 million as of December 31, 2020, and the trade name associated with EMEA was $73.6 million. Management’s annual impairment tests are performed as of June 30 of each fiscal year and whenever a triggering event occurs between annual impairment tests. Management compares the estimated fair value to its carrying value. When the carrying amount exceeds its estimated fair value, the Company recognizes an impairment loss to the extent the carrying value exceeds the estimated fair value. As a result of the COVID-19 pandemic, a quantitative impairment test was performed as of March 31, 2020 and the Company determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value. As a result, an impairment charge of $11.1 million was recorded for the first quarter of 2020. The fair value is determined based on the income approach using the relief-from-royalty method. This approach is dependent upon several factors, including estimates of future revenue growth rates and trends, long term growth rates, royalty rates, discount rates and other variables.

The principal considerations for our determination that performing procedures relating to the trade name impairment assessment of EMEA is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to future revenue growth rates and trends, long term growth rates, royalty rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the trade name impairment assessment, including controls over the valuation of EMEA. These procedures also included, among others, (i) testing management’s process for developing the fair value measurement; (ii) evaluating the appropriateness of the relief-from-royalty method; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the significant assumptions used by management related to future revenue growth rates and trends, long term growth rates, royalty rate, and discount rate. Evaluating management’s assumptions related to future revenue growth and trends and long term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s relief-from-royalty method and (ii) the long term growth rates, royalty rate, and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
February 26, 2021

We have served as the Company's auditor since 2015.

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$1,153.4	$1,593.9	$1,590.1
Cost of sales	743.4	1,027.0	1,020.9
Gross profit	410.0	566.9	569.2
Selling, general and administrative expenses	285.3	344.2	309.8
Amortization expense	39.1	38.7	37.0
Restructuring and other expense	10.9	9.4	6.0
Loss from impairment and loss (gain) on disposal of assets — net	11.6	0.7	(0.4)
Earnings from operations	63.1	173.9	216.8
Interest expense	81.4	97.3	94.5
Loss on modification or extinguishment of debt	—	—	9.0
Other (income) expense — net	(4.6)	0.9	24.3
(Loss) earnings before income taxes	(13.7)	75.7	89.0
Income tax (benefit) expense	(6.3)	19.8	10.8
Net (loss) earnings	$(7.4)	$55.9	$78.2
Per share data:
(Loss) earnings per share — Basic	$(0.05)	$0.40	$0.56
(Loss) earnings per share — Diluted	$(0.05)	$0.39	$0.55
Weighted average shares outstanding — Basic	141,491,326	140,953,496	140,023,635
Weighted average shares outstanding — Diluted	141,491,326	141,567,785	141,388,785

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) earnings	$(7.4)	$55.9	$78.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23.4	2.2	(10.9)
Unrealized gain (loss) on derivatives	1.6	(2.4)	(2.8)
Employee pension and postretirement benefits	(3.0)	0.3	4.1
Total other comprehensive income (loss), net of tax	22.0	0.1	(9.6)
Comprehensive income	$14.6	$56.0	$68.6

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$125.0	$130.7
Restricted cash	0.4	—
Accounts receivable, less allowance of $4.4 and $4.0, respectively	165.9	183.6
Inventories — net	180.6	186.4
Prepaids and other current assets	50.1	28.2
Total current assets	522.0	528.9
Property, plant and equipment — net	129.1	127.5
Operating lease right-of-use assets	47.5	39.9
Goodwill	942.9	933.1
Other intangible assets — net	469.6	507.7
Other non-current assets	30.5	28.2
Total assets	$2,141.6	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$86.4	$104.4
Accrued expenses and other liabilities	164.2	192.4
Current portion of long-term debt and finance leases	1.0	1.2
Product warranties	29.9	33.3
Total current liabilities	281.5	331.3
Long-term debt and finance leases	1,407.8	1,403.1
Deferred income taxes	76.5	81.9
Pension and postretirement health liabilities	27.8	32.8
Operating lease liabilities	37.7	29.1
Other long-term liabilities	37.3	33.7
Total non-current liabilities	1,587.1	1,580.6
Commitments and contingencies (Note 13)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,557,236 shares and 141,213,995 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(25.6)	(31.0)
Retained earnings	316.7	324.5
Accumulated other comprehensive loss	(19.5)	(41.5)
Total equity	273.0	253.4
Total liabilities and equity	$2,141.6	$2,165.3

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) earnings	$(7.4)	$55.9	$78.2
Adjustments to reconcile net (loss) earnings to cash provided by (used in) operating activities:
Depreciation expense	21.6	21.3	18.0
Amortization of intangible assets	40.6	39.8	37.0
Amortization of debt issuance costs	5.2	4.7	5.5
Loss on extinguishment of debt	—	—	2.7
Deferred income taxes	(8.2)	(19.8)	(12.4)
Stock-based compensation expense	4.7	7.3	7.0
Loss from impairment and loss (gain) on disposal of assets	11.6	0.7	(0.4)
Pension settlement	—	1.2	2.4
(Gain) loss on remeasurement of debt and other realized foreign currency derivative	—	(0.6)	23.4
Changes in operating assets and liabilities:
Accounts receivable	21.8	(351.4)	(590.4)
Inventories	10.2	5.0	(25.5)
Other assets	(9.2)	13.4	(9.3)
Trade accounts payable	(21.6)	(46.8)	39.3
Other current and long-term liabilities	(54.3)	(0.4)	(24.0)
Net cash provided by (used in) operating activities	15.0	(269.7)	(448.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	280.7	576.4
Capital expenditures	(20.1)	(33.9)	(21.4)
Acquisition of intangible assets	(0.2)	—	(2.8)
Purchase of short-term investment	—	—	(35.0)
Proceeds from maturity of short-term investment	—	32.0	20.7
Business acquisition, net of cash acquired	—	—	(215.6)
Settlement of foreign exchange contract	—	—	(10.0)
Other	(3.9)	1.1	1.2
Net cash (used in) provided by investing activities	(24.2)	279.9	313.5
Cash flows from financing activities
Proceeds from long-term debt	219.1	410.0	475.5
Repayments on long-term debt and finance leases	(218.7)	(348.4)	(383.2)
Debt issuance costs	(2.1)	—	(6.8)
Proceeds from short-term borrowings	—	—	30.0
Repayment of short-term borrowings	—	(15.0)	(15.0)
Payment of contingent consideration	—	(0.8)	(1.4)
Exercises of stock options	1.2	3.2	6.2
Payments on tax withholdings for equity awards	(0.8)	(2.4)	(3.0)
Net cash (used in) provided by financing activities	(1.3)	46.6	102.3
Effect of exchange rate changes on cash	5.2	0.7	(2.9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5.3)	57.5	(35.6)
Balance at beginning of period	130.7	73.2	108.8
Balance at end of period	$125.4	$130.7	$73.2
(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$17.8	$36.0	$47.0
Cash paid for interest, net of related hedge settlements	$76.0	$79.0	$94.6

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$—	$238.6	$744.7
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$20.7	$14.9	$0.9

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (Note 2)	Total Equity
Balance as of December 31, 2017	139,491,860	$1.4	$(54.7)	$189.1	$(32.0)	$(0.2)	$103.6
Cumulative effect of accounting standards adoption(1)	—	—	—	1.1	—	—	1.1
Net earnings	—	—	—	78.2	—	—	78.2
Issuance of common stock, stock-based compensation plans	760,833	—	6.2	—	—	—	6.2
Stock-based compensation expense	—	—	7.0	—	—	—	7.0
Other comprehensive loss	—	—	—	—	(9.6)	—	(9.6)
Value of shares in deferred compensation plan (Note 2)	—	—	—	—	—	(0.1)	(0.1)
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption (2)	—	—	—	0.2	—	—	0.2
Net earnings	—	—	—	55.9	—	—	55.9
Issuance of common stock, stock-based compensation plans	961,302	—	3.2	—	—	—	3.2
Stock-based compensation expense	—	—	7.3	—	—	—	7.3
Other comprehensive income	—	—	—	—	0.1	—	0.1
Value of shares in deferred compensation plan (Note 2)	—	—	—	—	—	(0.1)	(0.1)
Reclassification of deferred compensation liability (Note 2)	—	—	—	—	—	0.4	0.4
Balance as of December 31, 2019	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$—	$253.4
Cumulative effect of accounting standards adoption (Note 2)	—	—	—	(0.4)	—	—	(0.4)
Net loss	—	—		(7.4)	—	—	(7.4)
Issuance of common stock, stock-based compensation plans	343,241	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	4.7	—	—	—	4.7
Other comprehensive income	—	—	—	—	22.0	—	22.0
Balance as of December 31, 2020	141,557,236	$1.4	$(25.6)	$316.7	$(19.5)	$—	$273.0
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
(2) Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" with additional updates subsequently issued (collectively, "ASU 2016-02"). The cumulative effect of the change made to the Consolidated Statement of Equity as of January 1, 2019 for the adoption of ASU 2016-02 is the result of recognizing the remaining deferred gain associated with a previous sale-leaseback transaction.

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Notes to Consolidated Financial Statements

1. Business and Organization

Description of the Business

Welbilt, Inc. ("Welbilt" or the "Company") is one of the world's leading commercial foodservice equipment companies leveraging a full suite of equipment capable of storing, cooking, holding, displaying, dispensing and serving in both hot and cold foodservice categories. The Company is headquartered in New Port Richey, Florida, and operates 19 manufacturing facilities globally. The Company designs, manufactures and supplies best-in-class equipment for the global commercial foodservice market, consisting of commercial and institutional foodservice operators represented by full-service restaurants, quick-service restaurant chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. The Company sells its products through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives.

Welbilt was incorporated in Delaware in 2015 and became publicly traded in March 2016 under the New York Stock Exchange ("NYSE") ticker symbol "MFS" after the Company completed its spin-off from The Manitowoc Company, Inc. ("MTW") (the "Spin-Off"). On March 6, 2017, shares of the Company commenced trading under a new NYSE ticker symbol, "WBT" when the Company effected its name change from "Manitowoc Foodservice, Inc." to "Welbilt, Inc."

The Company manages its business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Russia, Africa and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Welbilt and its wholly-owned subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S Securities and Exchange Commission. The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus ("COVID-19") to be a pandemic. This pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact the Company's future operating results. As a result, many of the Company's estimates and assumptions may require increased judgment and involve a higher degree of variability and volatility. As the impacts of the pandemic continue to evolve and additional information becomes available, these estimates may change materially in future periods.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the years ended December 31, 2020, 2019 and 2018, the financial position as of December 31, 2020 and 2019 and the cash flows for the years ended December 31, 2020, 2019 and 2018, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature.

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

Restricted Cash Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, such as letters of credit or bank guarantees, are recorded separately on the Consolidated Balance Sheets.

Short-Term Investments The Company considers all investments purchased with an original maturity of more than three months but not greater than one year to be short-term investments. During 2019, the Company held a certificate of deposit with an original scheduled maturity of 12 months, for which the Company had the intent and ability to hold until maturity and was classified as held-to-maturity and carried at amortized cost in the Consolidated Balance Sheets. There were no indicators of other-than-temporary impairment for this security and the Company did not experience any credit losses during any period prior to the June 2019 maturity date of the certificate of deposit.

Accounts Receivable Accounts receivable consist primarily of trade receivables due from customers, consisting of distributors, dealers, buying groups and manufacturers' representatives, and are stated net of allowance for amounts that may become uncollectible in the future. The Company's estimate for the allowance for doubtful accounts related to trade receivables includes an evaluation of specific accounts where it has information that the customer may have an inability to meet its financial obligations together with a general provision for unknown but existing doubtful accounts based on historical experience, which are subject to change if experience improves or deteriorates. Accounts receivable are written off once the account is significantly past due and the Company's collection efforts are unsuccessful.

Transactions under the Company's accounts receivable securitization program, which was terminated in March 2019, were accounted for as sales. In addition, the Company maintained a "beneficial interest," or right to collect cash, in the sold receivables. Cash receipts from the third-party purchasing financial institution at the time of the sale are classified as operating cash while cash receipts from the beneficial interest on sold receivables are classified as investing activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily due to the short average collection cycle of the related receivables (i.e., less than 60 days). See Note 4, "Accounts Receivable Securitization," for further details.

Inventories Inventories are valued at the lower of cost or net realizable value. Approximately 90.2% and 91.7% of the Company's inventories were valued using the first-in, first-out ("FIFO") method as of December 31, 2020 and 2019, respectively. The remaining inventories were valued using the last-in, first-out ("LIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $4.3 million and $4.2 million as of December 31, 2020 and 2019, respectively. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

In connection with the adoption of ASU Topic 842, prior period results have not been adjusted and continue to be reported under the accounting standards in effect for such period. The Company elected the package of practical expedients available within the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company also made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including leases with renewal options that are reasonably certain to be exercised, and do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term. In addition, the Company did not elect the hindsight practical expedient and has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets. Certain of the Company’s leases included variable lease costs consisting primarily of reimbursement to the lessor for taxes and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as maintenance services and usage charges. See additional disclosure of leases in Note 18, "Leases."

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

Goodwill and Other Intangible Assets Goodwill and indefinite lived intangibles are not amortized, but are tested for impairment annually, or more frequently, as events dictate. The Company's trademarks and tradenames are classified as indefinite lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets. The Company's other intangible assets with finite lives are subject to amortization and are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. For additional discussion of impairment testing related to long-lived assets, refer to "Impairment of Long-Lived Assets," below.

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

When performing the annual test for impairment or as triggering events dictate, the Company has the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, the Company evaluates the totality of relevant events and circumstances that affect the fair value of the reporting units or indefinite-lived intangible assets. These events and circumstances include, but are not limited to, macroeconomic conditions (including the impacts of the COVID-19 pandemic on the Company's operations), industry and competitive environment conditions, overall financial performance, business specific events and market considerations. In those instances where the Company concludes that it is not more-likely-than-not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When the Company concludes it is more-likely-than-not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit or unit of account level, as applicable. The Company estimates the fair value of the relevant indefinite lived intangible asset based on an income approach using the relief-from-royalty method. The quantitative impairment test identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the estimated fair value to the carrying values of the relevant indefinite-lived intangible asset. When the carrying amount of the indefinite-lived intangible asset exceeds its estimated fair value, the Company recognizes an impairment loss to the extent the carrying value exceeds the estimated fair value; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. The fair value is determined based on an income approach using the relief-from-royalty method. This approach is dependent upon several factors, including estimates of future revenue growth rates and trends, long term growth rates, weighted average cost of capital, royalty rates, discount rates and other variables. Management bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. See Note 7, "Goodwill and Other Intangible Assets — Net," for further details on the Company's impairment assessments.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. When reviewing its long-lived assets, other than goodwill and other intangible assets with indefinite lives, the Company groups its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows to determine impairment. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. The Company had no assets held for sale as of December 31, 2020 or 2019.

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

Foreign Currency Translation and Transactions For most of the Company's foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of assets and liabilities located outside the U.S. and are recorded as a component of "Accumulated other comprehensive loss" ("AOCI") in the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates in effect during the period and are recorded as a component of "Other (income) expense — net" in the Consolidated Statements of Operations.

Derivative Financial Instruments and Hedging Activities The Company enters into derivative instruments to hedge interest rate risk, commodity exposure associated with aluminum, copper and steel prices and foreign currency exchange risk.

The Company has adopted written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company records the fair values of all derivatives in the Consolidated Balance Sheets. The Company does not offset the fair values of derivative contract assets and liabilities. The change in a derivative’s fair value is recorded each period in current earnings or comprehensive income, depending on whether the derivative is designated and qualifies as part of a hedge transaction and if so, the type of hedge transaction. The amount of the derivative instrument fair market value adjustments for cash flow hedges and net investment hedges are reported in the Company's Consolidated Statements of Comprehensive Income, net of taxes. The Company recognizes fair market value adjustments for fair value hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk in current earnings within the same line item associated with the hedged item.

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

Defined Benefit Plans The Company provides a range of benefits to its employees and retired employees, including, for certain employees, pensions and postretirement health care coverage. The Company records Defined Benefit Plan assets and obligations using amounts calculated annually as of the Company's measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates, and health care cost trend rates as of that date. The approaches used to determine the annual assumptions are as follows:

•Discount Rate - The discount rate assumptions are based on the interest rate of non-callable high-quality corporate bonds, with appropriate consideration demographics of the participants in the Company's pension plans and benefit payment terms.

•Expected Return on Plan Assets - The expected return on plan assets assumptions are based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•Retirement and Mortality Rates - The retirement and mortality rate assumptions are based primarily on actual plan experience and actuarial mortality tables.

•Health Care Cost Trend Rates - The health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Deferred Compensation Plan The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified deferred compensation plan for highly compensated and key management employees and for directors that allows participants to defer a portion of their compensation. The Plan permits the Company, at its option, to make matching contributions to the participants' accounts. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. Plan participants are able to direct deferrals and Company matching contributions into two separate investment programs, Program A and Program B. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock, if any, are automatically reinvested, and all distributions must be made in Company stock. Program A is accounted for as a plan that does not permit diversification. The Company's stock held by Program A, carried at cost, and the corresponding deferred compensation liability are net within equity in the Company's Consolidated Balance Sheets. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs. Program B is accounted for as a plan that permits diversification. Changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets are included in "Other non-current assets", and the related obligations are included in "Other long-term liabilities" in the Consolidated Balance Sheets.

Revenue Recognition Revenue is recognized based on the satisfaction of performance obligations, which occurs when service is provided or control of a good transfers to a customer. A majority of the Company's net sales continue to be recognized at the point in time when products are shipped from its manufacturing facilities. The Company records deferred revenue when payment for products is received or due prior to the shipment of products to a customer. Shipping and handling revenues continue to be included as a component of "Net sales" and shipping and handling costs continue to be included in "Cost of sales" in the Consolidated Statements of Operations. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenues.

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and the Company's average collection cycle is generally less than 60 days and the Company has determined these payment terms do not contain a significant financing component. Costs to obtain a customer contract are expensed as incurred as the Company's contract periods are generally one year or less. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the years ended December 31, 2020, 2019 and 2018, respectively. The Company utilizes the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between the transfer of goods and payment is one year or less. The Company also utilizes the practical expedient to recognize the costs of obtaining a contract as an expense for contracts with an original expected length of one year or less.

Substantially all of the Company's revenues consist of revenues from contracts with customers. These revenues are disaggregated by major source and geographic location and included in Note 22, "Business Segments." The Company believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows that are affected by economic factors.

To a much lesser extent, the Company also recognizes other sources of revenue from both specific foodservice-based projects and subscriptions. The foodservice-based project revenues are recognized at either the point-in-time in which control transfers to the customer or may be recognized over time, depending on the nature of the performance obligations in the contract. Subscription revenues, which consist of subscription fees from customers accessing the Company's cloud-based application, are recognized ratably over the customer's subscription term.

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

Government Assistance The Company's policy for government assistance is to recognize the assistance when there is reasonable assurance that the Company has met the substantive conditions of and requirements for receiving the assistance. The government assistance is recorded as a reduction to the related expense for which the assistance relates. As a result of the COVID-19 pandemic, governments in various jurisdictions in which the Company operates have provided financial assistance designed to offset salary expenditures associated with companies maintaining their pre-pandemic employee headcount levels. The Company has applied and will continue to apply for such assistance programs where relevant requirements and conditions have been met.

For the year ended December 31, 2020, the Company met the requirements to receive $14.6 million of government assistance in the form of cash, cost abatements and retention credits. As of December 31, 2020, the Company has a receivable for $2.4 million related to government assistance.

Government assistance has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Year ended
December 31, 2020
Reduction to related expense(1):
Cost of sales	$7.1
Selling, general and administrative expenses	5.6
Total	$12.7
(1) As of December 31, 2020, $1.9 million of government assistance was included as a reduction in capitalized labor, which is a component of "Inventories — net". This portion of government assistance will be recognized as a reduction to "Cost of sales" when the associated inventory is sold.

Research and Development Research and development costs are charged to expense as incurred and are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Research and development expenses totaled $36.1 million, $41.3 million and $37.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Research and development costs include employee-related costs, materials, outsourced services and other administrative costs.

Restructuring Charges Restructuring charges for exit and disposal activities are recognized when the liability is incurred. The liability for the restructuring charge associated with an exit or disposal activity is measured initially at its fair value.

Income Taxes The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The determination of the Company's income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. The Tax Cuts and Jobs Act ("Tax Act"), enacted on December 22, 2017, introduced comprehensive and complex tax legislation, including a provision designed to tax global intangible low-taxed income (“GILTI”), foreign-derived intangible income, and other items that are subject to continuous guidance and interpretations. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes several measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Act in 2017. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and the valuation allowance recorded against deferred tax assets.

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

The Company adopted the period cost method for the computation of GILTI, that was introduced in the Tax Act.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Advertising Costs Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses." These costs were $8.5 million, $17.4 million and $15.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•As of December 31, 2019, the Company reclassified a portion of the liability within the Welbilt Deferred Compensation Plan totaling $0.4 million from "Other long-term liabilities" to "Treasury stock" to properly net the liability with the corresponding Welbilt common stock owned by the Deferred Compensation Plan.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement and were adopted by the Company as of January 1, 2020. As this amendment contemplates changes in disclosures only there was no impact on the Company's consolidated financial condition or results of operations. Refer to Note 12, "Fair Value of Financial Instruments," for the additional required disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilizes LIBOR as a basis. As the Company has not executed a modification of the interest component of this financial instrument and does not have related outstanding hedges in place as of December 31, 2020, the guidance has not impacted the Company's consolidated financial statements to date. The Company will evaluate the impact of adopting this guidance at the time such transition to an alternative reference rate occurs.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which amends, and is intended to simplify, existing guidance related to the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This guidance is effective for the Company beginning January 1, 2021. The Company will adopt ASU 2019-12 prospectively as of January 1, 2021 and has determined it will not have a material impact on the Company's consolidated financial statements.

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

Crem International Holding AB ("Crem"), a wholly-owned subsidiary of Avaj, is a global manufacturer of professional coffee machines headquartered in Solna, Sweden. Crem develops, manufactures and markets a full suite of commercial coffee machines for use in offices, restaurants, cafes and coffee shops, catering and convenience stores. The Crem Acquisition provided the Company with an established presence in hot beverage equipment, a complementary product category, potential operational synergies and cross-selling benefits and an increased presence in Europe and Asia.

During the years ended December 31, 2020, 2019 and 2018, the Company incurred $0.2 million, $0.6 million and $5.2 million, respectively, of professional fees and other direct acquisition and integration costs related to the Crem Acquisition. These costs are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. In addition, the Company entered into a foreign currency exchange contract for the purchase price exposure of SEK 1,800 million, resulting in a loss of $10.0 million in the first half of 2018 which is included in "Other (income) expense — net" in the Consolidated Statements of Operations for the year ended December 31, 2018.

The operations of Crem contributed approximately $62.0 million to net sales while incurring a loss from operations of approximately $2.8 million for the year ended December 31, 2018. The loss from operations is inclusive of costs associated with an incident at a subsidiary of Crem which resulted in the diversion of €4.0 million to parties outside of the Company, of which €1.0 million was subsequently recovered. As a result of this incident, the Company recorded a loss of $3.7 million for the diverted funds, net of recovery, and the associated costs for external legal counsel, accounting and administration efforts in "Selling, general and administrative expenses" during the fourth quarter of 2018, of which $3.4 million was incurred directly by Crem. The Company continues to pursue recovery opportunities, however, there can be no assurance that any additional recoveries will be made. Supplemental pro-forma information has not been presented because the effect of this acquisition was not material to the Company's Consolidated Statements of Operations.

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

During the first quarter of 2020, the Company determined that, for certain intangible assets acquired with the Crem Acquisition, the carrying value of certain intangible assets exceeded the estimated fair value. See Note 7, "Goodwill and Other Intangible Assets — Net," for further details regarding the impairment recognized for the quarter ended March 31, 2020.

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

5. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	As of December 31,
	2020	2019
Inventories — net:
Raw materials	$85.6	$81.4
Work-in-process	13.9	14.2
Finished goods	85.4	95.0
Total inventories at FIFO cost	184.9	190.6
LIFO Reserve	(4.3)	(4.2)
Total inventories — net	$180.6	$186.4

6. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	As of December 31,
	2020	2019
Property, plant and equipment — net:
Land	$9.7	$9.7
Building and improvements	99.8	93.2
Machinery, equipment and tooling	231.7	223.3
Furniture and fixtures	8.1	7.6
Computer hardware and software for internal use	66.8	66.1
Construction in progress	14.1	22.0
Total cost	430.2	421.9
Less accumulated depreciation	(301.1)	(294.4)
Total property, plant and equipment — net	$129.1	$127.5

7. Goodwill and Other Intangible Assets — Net

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

The Company estimated the fair value of the EMEA and APAC indefinite-lived intangible assets which were then compared to the carrying values of the relevant indefinite-lived intangible asset and to the extent the carrying value exceeded the estimated fair value, an impairment loss was recognized in the amount by which the carrying amount of the asset exceeded the estimated fair value of the asset.

As of March 31, 2020, the Company determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value and as a result, an impairment charge of $11.1 million was recorded for the first quarter of 2020. This impairment charge has been reflected as a component of "Loss from impairment and loss (gain) on disposal of assets — net" for the year ended December 31, 2020. Management determined that the fair value of the indefinite-lived intangible assets in the APAC region exceeded the carrying value of these assets and, therefore, concluded there was no impairment of these assets as of March 31, 2020.

As of June 30, 2020, the Company performed its annual impairment testing for its goodwill reporting units, as well as its indefinite-lived intangible assets, and based on those results, no impairment was indicated. For each of the Company's regions, the estimated fair values of the relevant indefinite-lived intangible assets was greater than or approximated the carrying values, resulting in no impairment of the relevant assets. Although no reporting units failed the annual impairment testing, in management’s opinion, the indefinite-lived intangible assets in the EMEA region are at risk of impairment in the near term if there is a negative change in the future financial performance of the EMEA region. As of both December 31, 2020 and June 30, 2020, the carrying value of the indefinite-lived intangible assets approximate fair value as a result of an impairment charge recorded during the first quarter of 2020, as discussed above.

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

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2020, 2019 and 2018 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Goodwill balance at December 31, 2018 (1)	$832.6	$83.1	$19.9	$935.6
Foreign currency impact	—	(2.5)	—	(2.5)
Goodwill balance at December 31, 2019	$832.6	$80.6	$19.9	$933.1
Foreign currency impact	—	8.7	1.1	9.8
Goodwill balance at December 31, 2020	$832.6	$89.3	$21.0	$942.9
(1) Goodwill is net of accumulated impairment losses of $515.7 million: $312.2 million recorded for the Americas and $203.5 million recorded for EMEA, both of which were recorded prior to December 31, 2018.

The gross carrying amounts and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	As of December 31,
	2020				2019
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Customer relationships	$479.1	$—	$(271.6)	$207.5	$472.8	$(243.6)	$229.2
Trademarks and trade names	223.1	(11.1)	—	212.0	217.6	—	217.6
Other intangibles	173.1	—	(126.6)	46.5	166.9	(109.8)	57.1
Patents	5.8	—	(2.2)	3.6	5.8	(2.0)	3.8
Total	$881.1	$(11.1)	$(400.4)	$469.6	$863.1	$(355.4)	$507.7

As of December 31, 2020, trademarks and trade names by business segment are: $130.6 million in the Americas, $73.6 million in EMEA and $7.8 million in APAC.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $40.6 million, $39.8 million and $37.0 million, respectively. Amortization expense related to software to be sold classified as a component of "Cost of sales" in the Consolidated Statements of Operations amounted to $1.5 million and $1.1 million, for the years ended December 31, 2020, and 2019, respectively. There was no amortization expense for software to be sold for the year ended December 31, 2018. As of December 31, 2020, the weighted average remaining useful lives of the definite-lived intangible assets for customer relationships, patents, and other intangibles was 7 years, 15 years and 4 years, respectively, and the weighted average remaining useful life of all definite-lived intangible assets was approximately 7 years.

As of December 31, 2020, the estimated future amortization for the Company's definite lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year ending December 31:
2021	$45.1
2022	$40.4
2023	$32.7
2024	$31.8
2025	$31.8

8. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	As of December 31,
	2020	2019
Accrued expenses and other liabilities:
Accrued rebates and commissions	$40.1	$56.2
Miscellaneous accrued expenses	41.1	37.8
Employee related expenses	35.6	34.7
Interest payable	16.1	15.8
Operating lease liabilities	9.7	10.0
Restructuring liabilities	4.0	6.3
Business Transformation Program related expenses	0.8	5.8
Derivative liabilities	0.6	5.0
Income and other taxes payable	5.6	11.2
Deferred revenues	2.9	3.1
Customer deposits	3.9	3.1
Pension and postretirement health liabilities	2.1	2.1
Product liabilities	1.7	1.3
Total accrued expenses and other liabilities	$164.2	$192.4

9. Income Taxes

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

"(Loss) earnings before income taxes" in the Consolidated Statements of Operations consists of the following:

(in millions)	Years Ended December 31,
	2020	2019	2018
Domestic	$(73.6)	$(35.8)	$(8.0)
Foreign	59.9	111.5	97.0
Total (loss) earnings before income taxes	$(13.7)	$75.7	$89.0

"Income tax (benefit) expense " in the Consolidated Statements of Operations consists of the following:

(in millions)	Years Ended December 31,
	2020	2019	2018
Current:
Federal and state	$(14.7)	$9.0	$(4.3)
Foreign	16.6	30.4	29.1
Total current tax expense	1.9	39.4	24.8
Deferred:
Federal and state	(1.8)	(15.0)	(14.0)
Foreign	(6.4)	(4.6)	—
Total deferred tax benefit	(8.2)	(19.6)	(14.0)
Total:
Federal and state	(16.5)	(6.0)	(18.3)
Foreign	10.2	25.8	29.1
Income tax (benefit) expense	$(6.3)	$19.8	$10.8

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2020	2019	2018
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income expense (benefit)	1.3	(0.2)	0.5
Manufacturing and research incentives	7.1	(1.2)	(3.1)
Taxes on foreign income	(6.6)	8.4	7.6
Repatriation of foreign income - Tax Act	—	—	(11.2)
Global intangible low taxed income - Tax Act	—	2.0	1.5
Foreign derived intangible income	—	(1.0)	(1.3)
CARES Act net operating loss carryback	51.2	—	—
Adjustments for valuation allowances	1.5	(2.1)	(0.2)
Unrecognized tax benefits	(19.1)	(1.9)	0.2
Discrete adjustments	—	—	(2.6)
US permanent adjustments - Non Tax Act (1)	(8.8)	0.5	0.7
Other items (1)	(1.6)	0.7	(1.0)
Effective tax rate	46.0%	26.2%	12.1%
(1) Reclassified amounts from "Other items" of 0.5% and 0.7%, for the years ended December 31, 2019 and 2018, respectively, to "US Permanent adjustments - Non Tax Act."

Due to the loss before income taxes for the year ended December 31, 2020, a positive percentage change for such year in the effective tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective tax rate table reflects an unfavorable income tax expense.

For the year ended December 31, 2020, the Company's effective tax rate was 46.0%, compared to an effective tax rate of 26.2% for the year ended December 31, 2019. The increase in effective tax rate for the year ended December 31, 2020 is primarily the result of a 51.2% income tax benefit for CARES Act net operating loss carryback provisions, in addition to increased income tax benefit percentage changes of 3.6% for changes in valuation allowances of foreign entities related to loss carryforwards and 8.3% for manufacturing and research incentive credits. These increases are partially offset by 17.2% of income tax expense percentage changes for unrecognized tax benefits related to taxes on foreign income and the Tax Act regulations, 9.3% for U.S. permanent adjustments - Non Tax Act and 15.0% for taxes on foreign income. Taxes on foreign income unfavorably impacted the effective tax rate for both the years ended December 31, 2020 and 2019 primarily as a result of earnings in high-tax jurisdictions, including Germany, China, and Canada whose statutory rates range from 25% to 30%.

For the year ended December 31, 2019, the Company's effective tax rate was 26.2%, compared to an effective tax rate of 12.1% for the same period of the prior year. The increase in the effective tax rate was primarily the result of a 11.2% income tax benefit recorded for the year ended December 31, 2018 to incorporate the impact of the Tax Act within the measurement period and a 1.9% decrease in the tax benefit received from manufacturing and research incentives. These increases are partially offset by 2.1% of tax benefits for favorable audit settlements and the expiration of the statute of limitations for unrecognized tax benefits and a 1.9% increase in tax benefits resulting from valuation allowance adjustments for the year ended December 31, 2019 as compared to the same period of the prior year. Taxes on foreign income unfavorably impacted the effective tax rate for both the years ended December 31, 2019 and 2018 primarily as a result of earnings in high tax jurisdictions, including Germany, China, and Canada whose statutory rates range from 25% to 30%.

As of December 31, 2020, the Company intends to continue reinvesting foreign earnings indefinitely outside the U.S. and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Deferred income tax assets and liabilities are provided for the impact of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities are as follows:

(in millions)	As of December 31,
	2020	2019
Non-current deferred tax assets (liabilities):
Inventories	$4.3	$3.5
Accounts receivable	0.5	0.5
Property, plant and equipment	(9.0)	(6.7)
Intangible assets	(123.1)	(130.9)
Deferred employee benefits	14.8	15.2
Product warranty reserves	7.5	8.4
Product liability reserves	1.7	1.7
Operating lease right-of-use assets	(11.8)	(9.9)
Operating lease liabilities	11.7	9.7
Interest carryforwards	16.2	20.6
Loss carryforwards	43.4	36.2
Credit carryforwards	6.5	—
Other	6.8	12.8
Non-current deferred tax liabilities	(30.5)	(38.9)
Less valuation allowance	(30.9)	(28.3)
Net non-current deferred tax liabilities	$(61.4)	$(67.2)

Current and long-term tax assets and liabilities included in the Company's Consolidated Balance Sheets consist of the following:

(in millions)	As of December 31,		Consolidated Balance Sheets Line Item Location
	2020	2019
Income tax receivable	$27.4	$11.3	Prepaids and other current assets
Deferred tax assets	$15.1	$14.7	Other non-current assets
Income taxes payable	$(5.6)	$(11.2)	Accrued expenses and other liabilities
Income taxes payable	$(0.1)	$(0.6)	Other long-term liabilities
Deferred tax liabilities	$(76.5)	$(81.9)	Deferred income taxes

As of December 31, 2020, the Company has approximately $199.0 million of pre-tax foreign loss carryforwards, which are available to reduce future foreign taxable income. Pre-tax loss carryforwards of $134.9 million resulted in deferred tax assets that were fully offset by a valuation allowance, after considering the weight of all available evidence and determination that it was more-likely-than-not that such deferred tax assets will not be realized. Substantially all of these foreign loss carryforwards do not have expirations dates.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act, as revised by the CARES Act. The Company may adjust its deferred tax asset valuation allowances accordingly based on possible sources of taxable income that may available to realize a tax benefit for deferred tax assets.

As of December 31, 2020, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with the U.S. interest expense primarily due to the revised interest deduction limitations of the CARES Act that were applicable for determination of U.S. federal taxable income for the tax years 2020 and 2019. The Company will continue to record a deferred tax asset related to the U.S. interest expense limitation until future reversals of existing taxable temporary differences or projected future taxable income are not sufficient to utilize the U.S. deferred tax asset.

For the year ended December 31, 2020, the Company determined that, based on a change in facts and the weight of all available evidence, it is more-likely-than-not that a deferred tax asset of $0.9 million in EMEA entities is realizable, and has reduced the valuation allowance accordingly. The Company determined that deferred income tax assets of certain entities in the United Kingdom, Singapore, Thailand and India will not be realized and has not released these valuation allowance as of December 31, 2020.

A reconciliation of the Company's gross change in unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$2.9	$11.5	$12.3
Additions based on tax positions related to the current year	2.7	—	—
Additions for tax positions of prior years	2.9	—	3.3
Reductions for tax positions of prior years	—	—	(4.1)
Reductions based on settlements with taxing authorities	—	(1.3)	—
Reductions for lapse of statute of limitations	(0.1)	(7.3)	—
Balance at end of year	$8.4	$2.9	$11.5

The increase in the unrecognized tax benefits from December 31, 2019 to December 31, 2020 is primarily due to the uncertain tax positions related to the interest limitations of the Tax Act, including relevant regulations, and the U.S taxes on foreign income. Accrued interest and penalties were $1.5 million and $1.3 million, as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company's net liability related to unrecognized tax benefits, including accrued interest and penalties, is $9.9 million and $4.2 million, respectively, and is included in "Other long-term liabilities" in the Consolidated Balance Sheets. The Company recognized (benefit) expense for interest and penalties of $0.2 million, $(0.2) million, and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, included in current income tax expense in the Consolidated Statements of Operations.

The Company’s unrecognized tax benefits as of December 31, 2020, 2019 and 2018, if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $1.1 million to $2.0 million due to the expiration of the relevant statutes of limitations, resolution of relevant court cases and federal, state and foreign tax audit resolutions.

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

As of December 31, 2020, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017-2018 federal income tax returns, as well as various other state income tax and jurisdictional audits. The Company's separate federal and state tax returns for tax years 2017 through 2019 and 2015 through 2019, respectively, remain subject to examination by U.S. federal and various state taxing authorities. The tax years 2015 - 2019 remain subject to examination in Canada and Germany, and tax years 2010 - 2019 remain subject to examination in China.

10. Debt

The carrying value of the Company's outstanding debt consists of the following:

	As of December 31, 2020		As of December 31, 2019
(in millions, except percentage data)	Carrying value	Weighted Average Interest Rate	Carrying value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$143.0	4.21%	$141.8	5.00%
Term Loan B Facility	855.0	3.45%	855.0	5.11%
9.50% Senior Notes due 2024	425.0	9.72%	425.0	9.72%
Finance leases	2.2	4.80%	2.5	4.83%
Total debt and finance leases, including current portion	1,425.2		1,424.3
Less current portion:
Finance leases	(1.0)		(1.2)
Unamortized debt issuance costs (1)	(16.7)		(20.5)
Hedge accounting fair value adjustment (2)	0.3		0.5
Total long-term debt and finance leases	$1,407.8		$1,403.1
(1) Total debt issuance costs, net of amortization as of December 31, 2020 and 2019 were $20.3 million and $23.0 million, respectively, of which $3.6 million and $2.5 million are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
(2) Balance represents deferred gains from the terminations of interest rate swaps designated as fair value hedges.

2016 Credit Agreement

In March 2016, the Company entered into a credit agreement, as amended, restated, supplemented or otherwise modified from time to time (the "2016 Credit Agreement") for a $1,300.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million (the "Term Loan B Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "Revolving Credit Facility"). The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the proforma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B Facility and Revolving Credit Facility is October 2025 and October 2023, respectively. Each of the terms above were applicable with the latest amendment completed in April 2020.

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

At inception, borrowings under the Senior Secured Credit Facility bore interest at a rate per annum equal to, at the option of the Company, (i) LIBOR plus the applicable margin of 4.75% (reduced in connection with amendments to 3.00% in March 2017, to 2.75% in September 2017 and to 2.50% in October 2018) for the Term Loan B Facility and 1.50% - 2.75% for the Revolving Credit Facility, based on consolidated total leverage, or (ii) an alternate base rate plus the applicable margin, which was 1.00% lower than for LIBOR loans.

The 2016 Credit Agreement was amended during the year ended December 31, 2018, for which the Company incurred costs of $12.8 million. Of this amount, $4.6 million associated with the Term Loan B facility were capitalized and recorded in "Long-term debt and finance leases" and $1.9 million associated with the Revolving Credit Facility in "Other non-current assets" in the Consolidated Balance Sheets each to be amortized over their respective amended terms applicable in the October 2018 amendment to the 2016 Credit Agreement. The remaining $6.3 million of costs incurred were expensed as these costs related to third-party costs in association with modification of the 2016 Credit Agreement and have been included in "Loss on modification or extinguishment of debt" in the Consolidated Statements of Operations for the year ended December 31, 2018. In connection with this amendment, the Company also recorded a $1.7 million loss on extinguishment of debt related to the write-off of the unamortized debt issuance costs, which is included in "Loss on modification or extinguishment of debt" in the Consolidated Statements of Operations for the year ended December 31, 2018.

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

In April 2020, the Company entered into Amendment No. 7 ("Amendment No. 7") to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for the Company's products. The terms of Amendment No. 7, among other items, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants in effect as of June 30, 2020 and will return to the March 31, 2020 covenant levels by the fourth quarter of 2021.

Amendment No. 7 prohibits draws under the Revolving Credit Facility (i) if the Company has not evidenced compliance with the financial covenants for the year ending December 31, 2021 by delivery of a compliance certificate within 90 days, and (ii) to the extent the draw would result in a consolidated cash balance of $100.0 million or greater (excluding cash held in China) through December 31, 2021, with the exception of draws to meet cash uses anticipated in the ordinary course of business that are expected to be paid within 10 days of the draw. Amendment No. 7 also includes additional limitations on restricted payments, investments and other actions that are otherwise allowed under the 2016 Credit Agreement, with a $25.0 million carve-out for general investments. These limitations expire on December 31, 2021.

Amendment No. 7 also includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility payable on a quarterly basis. The Company incurred total debt issuance costs in connection with Amendment No. 7 of $2.1 million, which were capitalized and included as a component of "Other non-current assets" on the Company's Consolidated Balance Sheets and will be amortized through the maturity of the Revolving Credit Facility.

As of December 31, 2020, the Company had $7.0 million in outstanding stand-by letters of credit and $250.0 million available for additional borrowings under the Revolving Credit Facility to the extent the Company's compliance with financial covenants permits such borrowings. As of December 31, 2020, the Company also had $1.8 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions and which do not reduce the amount available for additional borrowings under the Revolving Credit Facility.

The Company has estimated the negative impact of the COVID-19 pandemic on its financial position, results of operations and cash flows; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future. In the second, third and fourth quarters of 2020, the Company executed contingency plans for its operations and reduced operating expenses and capital spending as necessary, including reductions in the size of the Company's workforce and temporary employee furloughs. As of December 31, 2020, the Company was in compliance with all affirmative and negative covenants pertaining to its financing arrangements.

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

As of December 31, 2020, the Company was in compliance with all affirmative and negative covenants pertaining to the Senior Notes.

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

Future Debt Maturities

Future debt maturities, excluding finance leases, as of December 31, 2020 and for succeeding years are as follows:

(in millions)
Year ending December 31:
2021	$—
2022	—
2023	143.0
2024	434.0
2025	846.0
Thereafter	—
Total	$1,423.0

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

Discontinuance of Cash Flow Hedge Accounting for Commodity Contracts

Through September 30, 2019, the Company designated all of its commodity derivative contracts as cash flow hedges, for which unrealized changes in fair value were recorded to AOCI the Company's Consolidated Balance Sheets, to the extent the commodity hedges were effective. As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts and as a result, the Company now recognizes all future gains and losses from changes in the fair value of the commodity derivative immediately in earnings. As a result of discontinuing hedge accounting effective October 1, 2019, the associated amounts in AOCI are reclassified into earnings when the original hedged transaction affects earnings or it becomes probable that the forecasted transactions will not occur.

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in AOCI in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.9 million of unrealized gains, net of tax, related to currency rate, commodity price and interest rate risk hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

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

The outstanding commodity and currency forward contracts were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting are as follows:

Commodity	Units Hedged			Unit
	As of December 31,
	2020(1)	2019(1)	2018
Aluminum	—	—	1,446	MT
Copper	—	—	546	MT
Steel	—	—	7,080	Short tons
(1) As of October 1, 2019, the Company elected to de-designate all of its commodity derivative contracts.

Currency	Units Hedged (in millions)
	As of December 31,
	2020	2019	2018
Canadian Dollar	6.4	8.0	11.0
Euro	3.3	7.6	9.9
British Pound	6.1	8.0	12.0
Mexican Peso	92.8	111.3	176.0
Singapore Dollar	2.3	2.0	1.5

The effects of Company's derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Years Ended December 31,			Location	Years Ended December 31,
	2020	2019	2018		2020	2019	2018
Foreign currency exchange contracts	$0.5	$0.4	$(2.2)	Cost of sales	$(0.4)	$(0.9)	$(0.7)
Commodity contracts	—	(1.2)	(1.0)	Cost of sales	(1.0)	(1.3)	2.3
Interest rate swap contracts	—	(1.7)	3.4	Interest expense	—	2.6	1.9
Total	$0.5	$(2.5)	$0.2		$(1.4)	$0.4	$3.5

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Years Ended December 31,
	2020		2019		2018
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$743.4	$81.4	$1,027.0	$97.3	$1,020.9	$94.5
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$0.1	$—	$(14.2)	$—	$5.3
Derivative designated as hedging instrument	$—	$—	$—	$13.3	$—	$(4.0)

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(0.4)	$—	$(0.9)	$—	$(0.7)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$(1.0)	$—	$(1.3)	$—	$2.3	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$2.6	$—	$1.9

Hedge of net investment in foreign operations strategy

For derivative instruments that qualify and are designated as a hedge of a net investment in a foreign currency, the gain or loss is reported in AOCI as a component of the cumulative translation adjustment. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

In March 2017, the Company entered into a three-year cross-currency interest rate swap contract ("CCS") for a notional value of €50.0 million to protect the value of its net investment in Euros. Effective January 1, 2019, as a result of the adoption of ASU 2017-12, the Company elected to re-designate the CCS as a net investment hedge under the spot method. Changes in the fair value of the CCS included in the assessment of effectiveness due to spot foreign exchange rates are recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the remaining life of the hedging instrument. The excluded component is the cross-currency basis spread, which will be recognized as an increase in interest income within "Other (income) expense — net" in the Consolidated Statements of Operations using the straight-line method over the remaining term of the CCS. Any difference between the change in the fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI. In addition, the accrual of periodic U.S. dollar and Euro-denominated interest receipts under the terms of the CCS are recognized as interest income within "Other (income) expense — net" in the Consolidated Statements of Operations.

Prior to the expiration of the CCS in March 2020, the carrying value of the net investment in Euros was designated as a hedging instrument is remeasured at each reporting date to reflect the changes in the foreign currency exchange spot rate, with changes since the last remeasurement date recorded in AOCI. Upon expiration of the CCS in March 2020, the Company paid $4.1 million representing the final notional exchange at the expiration date spot exchange rate, which has been classified as an investing activity in the Company's Consolidated Statements of Cash Flows.

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations are as follows:

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI			Gain/(loss) reclassified from AOCI into income				Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Years Ended December 31,			Location	Years Ended December 31,			Location	Years Ended December 31,
	2020	2019	2018		2020	2019	2018		2020	2019	2018
Interest rate swap contract	$(0.8)	$2.8	$3.9	N/A	$—	$—	$—	Other (income) expense — net	$0.3	$1.6	$—
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

During the first quarter of 2018, the Company entered into a short-term foreign currency exchange contract to purchase SEK 1,800.0 million and sell $223.8 million with maturity dates ranging from March 1, 2018 to April 5, 2018 ("SEK Contract"). The purpose of this contract was to mitigate the impact of currency price fluctuations on the contracted price of the Crem Acquisition (see Note 3, "Acquisition," for additional discussion of the Crem Acquisition). In April 2018, the Company settled the SEK Contract and realized a loss of $10.0 million, all of which was recognized during 2018 in "Other (income) expense — net" in the Consolidated Statements of Operations. The cash flows related to the settlement of the SEK Contract were not related to the Company's ongoing revenue-producing or cost-generating activities and, therefore, were included within the investing activities in the Consolidated Statements of Cash Flows.

The Company had the following outstanding commodity and currency forward contracts that were not designated as hedging instruments:

Commodity	Contracted Units			Unit
	As of December 31,
	2020	2019	2018
Aluminum	35	524	—	MT
Copper	18	269	—	MT
Steel	—	1,778	—	Short tons

Currency	Contracted Units (in millions)
	As of December 31,
	2020	2019	2018
Canadian Dollar	1.1	1.3	—
Euro	84.2	75.6	69.7
Swiss Franc	7.0	7.0	5.3
British Pound	1.0	20.3	23.7
Singapore Dollar	0.3	28.4	28.4
Mexican Peso	13.8	11.8	—

The location and impact on the Consolidated Statements of Operations for gains or losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives NOT designated as hedging instruments	Amount of gain/(loss)			Location of gain/(loss)
(in millions)	Years Ended December 31,
	2020	2019	2018
Foreign currency exchange contracts	$(2.6)	$6.6	$(9.7)	Other (income) expense — net
Commodity contracts	(0.2)	0.1	—	Other (income) expense — net
Total	$(2.8)	$6.7	$(9.7)

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives
		Fair Value
		As of December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$1.1	$0.8
Total derivatives designated as hedging instruments		$1.1	$0.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.9	$0.4
Total derivatives NOT designated as hedging instruments		$0.9	$0.4

Total asset derivatives		$2.0	$1.2

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives
		Fair Value
		As of December 31,
		2020	2019
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$0.6
Interest rate swap contracts	Accrued expenses and other liabilities	—	3.2
Total derivatives designated as hedging instruments		$0.2	$3.8

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.4	$0.6
Commodity contracts	Accrued expenses and other liabilities	—	0.6
Total derivatives NOT designated as hedging instruments		$0.4	$1.2

Total liability derivatives		$0.6	$5.0

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

Level 3    Unobservable inputs for the asset or liability

Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of December 31, 2020 and 2019, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 10, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $814.9 million and $860.9 million as of December 31, 2020 and 2019, respectively. The fair value of the Company's Senior Notes was approximately $439.9 million and $450.9 million as of December 31, 2020 and 2019, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.0	$—	$2.0
Total current assets at fair value	—	2.0	—	2.0
Total assets at fair value	$—	$2.0	$—	$2.0

Current liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Total current liabilities at fair value	—	0.6	—	0.6
Total liabilities at fair value	$—	$0.6	$—	$0.6

(in millions)	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Total current assets at fair value	—	1.2	—	1.2
Total assets at fair value	$—	$1.2	$—	$1.2

Current liabilities:
Foreign currency exchange contracts	$—	$1.2	$—	$1.2
Commodity contracts	—	0.6	—	0.6
Interest rate swap contracts	—	3.2	—	3.2
Total current liabilities at fair value	—	5.0	—	5.0
Total liabilities at fair value	$—	$5.0	$—	$5.0

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

See Note 7, "Goodwill and Other Intangible Assets — Net," for information regarding the impairment charge resulting from the fair value measurement of the Company's indefinite-lived intangible assets in the EMEA region performed on a nonrecurring basis during the year ended December 31, 2020. The Company has determined that the majority of the inputs used to value its EMEA region indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy and include the following assumptions for the impairment charge recorded during the year ended December 31, 2020:

Long Term Growth Rate	2.0%
Discount Rate	12.0%
Pre-Tax Royalty Rate	1.50% - 2.25%

13. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of December 31, 2020 and 2019, the Company had reserved $39.9 million and $43.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 14, "Product Warranties," for further information.

As of December 31, 2020, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.7 million and $1.3 million as December 31, 2020 and 2019, respectively, consisting of $0.9 million and $0.7 million, respectively, reserved for specific cases and $0.8 million and $0.6 million, respectively, reserved using actuarial methods and anticipated to have occurred but are not yet reported as of December 31, 2020 and 2019. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of December 31, 2020 and 2019, the Company held reserves for environmental matters related to certain of its current and former facilities of approximately $0.8 million and $0.7 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. At certain of the Company's other facilities, potential contaminants in the soil and groundwater have been identified. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of December 31, 2020 and 2019 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company has voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters, as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its continued analysis and testing of relevant records of import activity, a potential range of loss was both probable and reasonably estimable. As no amount within the range of loss was more likely than any other, the Company recorded a $3.1 million charge as of March 31, 2020, representing the low end of the range of potential loss. The Company continued its analysis and testing of import activity and relevant records through 2020 and updated the range of loss to reflect the current status of the analysis and testing results as of each of the quarters ended June 30 and September 30, 2020. As of December 31, 2020, the Company has concluded the analysis and testing of import activity and finalized the amount due to the CBP as $3.1 million. This charge is included as a component of "Restructuring and other expense" in the Consolidated Statements of Operations for year ended December 31, 2020.
In mid-February 2021, the Company submitted the completed analysis to CBP and remitted the aforementioned amount due. Significant judgment was required in determining the amounts due to the CBP and although the Company believes its estimate to be reasonable, no assurance can be given that the final outcome of this matter will be consistent with what has been recorded and remitted by the Company. To the extent that the final outcome of this matter is different than the amounts recorded, such differences will be recorded in the period in which such determination is made.

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

The product warranty liability activity is as follows:

(in millions)	As of December 31,
	2020	2019
Balance at the beginning of the period	$43.9	$39.7
Additions for issuance of warranties	27.7	42.4
Settlements (in cash or in kind)	(32.2)	(38.5)
Currency translation impact	0.5	0.3
Balance at the end of the period (1)	$39.9	$43.9
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $10.0 million and $10.6 million at December 31, 2020 and 2019, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the extended warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets at December 31, 2020 and 2019, was $1.9 million and $1.8 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets as of December 31, 2020 and 2019 was $3.5 million and $3.8 million, respectively.

15. Employee Benefit Plans

The Company maintains several retirement plans for certain employees in each of its geographic business segments. The Company has established a Retirement Plan Committee to manage the operations and administration of all retirement plans and related trusts. The details of these retirement plans are included below.

Defined Benefit Plans

The Company sponsors and maintains defined benefit retirement plans ("Pension Plans") and postretirement health and other plans ("Postretirement Health and Other Plans") (collectively "Defined Benefit Plans") for certain retired and resigned employees. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement. The current plans are based largely upon benefit plans maintained prior to the Spin-Off and are generally closed to new participants.

The funded and unfunded positions of the Company's Defined Benefit Plans are recorded in the Consolidated Balance Sheets and the related income and expenses are recorded in the Consolidated Statements of Operations. Actuarial gains and losses that have not yet been recognized in income are recorded in AOCI until such amounts are amortized as a component of the net periodic benefit cost. The determination of the benefit obligations and the recognition of expenses related to each of the Defined Benefit Plans are dependent on various assumptions. The most significant assumptions are the discount rates and long-term expected rates of return on each of the plan's assets. Management develops each assumption using relevant Company experience in conjunction with market-related data for each individual country in which the plans exist. There have been no changes made to the valuation techniques and inputs used to measure the fair values of the Defined Benefit Plans assets and liabilities from the prior year.

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions, except percentage data)	Pension Plans			Postretirement Health and Other Plans
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Service cost - benefits earned during the year	$0.1	$0.1	$0.1	$—	$—	$—
Interest cost of projected benefit obligation	3.8	5.2	5.2	0.2	0.2	0.3
Expected return on assets	(4.1)	(4.7)	(5.8)	—	—	—
Amortization of prior service cost	—	—	—	(0.2)	(0.2)	—
Amortization of actuarial net loss	2.4	2.5	2.2	0.7	0.3	0.2
Settlement loss recognized	—	1.2	2.4	—	—	—
Net periodic benefit cost	$2.2	$4.3	$4.1	$0.7	$0.3	$0.5
Weighted average assumptions:
Discount rate	2.4%	3.3%	2.8%	2.6%	3.8%	3.2%
Expected return on plan assets	2.5%	3.1%	3.2%	N/A	N/A	N/A
Rate of compensation increase	1.8%	2.0%	2.0%	3.0%	3.0%	1.5%

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

During the first quarter of 2019, the Company took various actions to settle a portion of its pension obligations in the United Kingdom. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash loss of approximately $1.2 million for the accelerated recognition of unamortized losses, which is included in "Other (income) expense — net" in the Consolidated Statements of Operations for the year ended December 31, 2019.

In October 2018, the Company completed the purchase of a group annuity contract using assets from a U.S.-based pension plan. Under the U.S.-based pension plan, accrued pension obligations of $7.9 million for certain participants receiving payments from the plan were transferred to an insurer. This transaction was an irrevocable action that unconditionally transferred the legal obligation to provide these payments to the insurer, as well as the risks attributable to the obligation. As a result, the Company recorded a non-cash settlement loss of $2.4 million, related to the accelerated recognition of unamortized losses, which is included in "Other (income) expense — net" in the Consolidated Statements of Operations for the year ended December 31, 2018.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Company's Defined Benefit Plans:

(in millions, except percentage data)	Pension Plans		Postretirement Health and Other Plans
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Change in Benefit Obligations:
Benefit obligation, beginning of year	$193.4	$186.5	$7.6	$7.3
Service cost	0.1	0.1	—	—
Interest cost	3.8	5.2	0.2	0.2
Participant contributions	—	—	0.3	0.3
Plan curtailments	(0.2)	—	—	—
Plan settlements	(0.4)	(5.5)	—	—
Plan amendments	—	—	—	(0.1)
Actuarial loss	18.7	12.7	0.5	2.0
Currency translation adjustment	4.7	5.0	—	—
Benefits paid	(12.9)	(10.6)	(1.0)	(2.1)
Benefit obligation, end of year	$207.2	$193.4	$7.6	$7.6
Change in Plan Assets:
Fair value of plan assets, beginning of year	$166.3	$152.6	$—	$—
Actual return on plan assets	18.0	16.5	—	—
Employer contributions	9.3	8.3	0.7	1.8
Participant contributions	—	—	0.3	0.3
Plan settlements	(0.4)	(5.5)	—	—
Currency translation adjustment	4.5	5.0	—	—
Benefits paid	(12.9)	(10.6)	(1.0)	(2.1)
Fair value of plan assets, end of year	$184.8	$166.3	$—	$—
Unfunded status (1)	$(22.4)	$(27.1)	$(7.6)	$(7.6)
Weighted-Average Assumptions:
Discount rate	1.6%	2.4%	2.0%	2.6%
Rate of compensation increase	N/A	1.8%	3.0%	3.0%
(1) As of both December 31, 2020 and 2019, the short-term portion of the Company's Pension Plans obligation totaled $0.9 million. The short-term portion of the Company's Postretirement Health and Other Plans obligation totaled $1.2 million, as of both December 31, 2020 and 2019. These short-term obligations are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

The primary driver of the actuarial loss in the Company's Pension Plans in both of the years ended December 31, 2020 and 2019 within the change in benefit obligation is a result of a decrease in the discount rate assumption. The primary driver of the actuarial gain in the year ended December 31, 2018 within the change in the benefit obligation is a result of an increase in the discount rate assumption partially offset by the increase in inflation rate assumption and updated census data.

Amounts recognized in AOCI consist of the following:

(in millions)	Pension Plans		Postretirement Health and Other
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Net actuarial loss	$(43.0)	$(40.0)	$(4.0)	$(4.2)
Prior service credit	0.6	0.6	1.2	1.5
Total amount recognized	$(42.4)	$(39.4)	$(2.8)	$(2.7)

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company's Postretirement Health and Other Plans. For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2020. The rate was assumed to decrease gradually to 4.5% for 2038 and remain at that level thereafter.

The following table summarizes the sensitivity of the Company's retirement obligations as of December 31, 2020 for retirement benefit costs of the Defined Benefit Plans and the impact of changes to key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in pension cost for the year ended December 31, 2021	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2020	Estimated increase (decrease) in other postretirement benefit costs for the year ended December 31, 2021	Estimated increase (decrease) in other postretirement benefit obligations for the year ended December 31, 2020
0.5% increase in discount rate	$(0.5)	$(12.3)	$—	$(0.2)
0.5% decrease in discount rate	$0.4	$14.0	$—	$0.2
0.5% increase in long-term return on assets	$(0.9)	N/A	N/A	N/A
0.5% decrease in long-term return on assets	$0.9	N/A	N/A	N/A

The weighted-average asset allocations of the Pension Plans asset portfolios by category are as follows:

	As of December 31,
	2020	2019
Equity	11.1%	17.8%
Debt securities	46.4%	33.4%
Other	42.5%	48.8%

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

The actual allocations for the Pension Plans asset portfolios and target allocations by asset class as of December 31, 2020, are as follows:

	Target Allocations	Weighted Average Asset Allocations
Equity securities	12.3%	11.1%
Debt securities	48.0%	46.4%
Other	39.7%	42.5%

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

Fair Value Measurements

The following tables present the Company's Pension Plans asset portfolios using the three levels of the fair value hierarchy which are based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. The fair values are as follows:

Assets (in millions)	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$0.7	$—	$—	$0.7
Insurance group annuity contracts	—	—	73.8	73.8
Common/collective trust funds — Government, corporate and other non-government debt	—	85.9	—	85.9
Common/collective trust funds — Corporate equity	—	20.4	—	20.4
Common/collective trust funds — Customized strategy	—	4.0	—	4.0
Total	$0.7	$110.3	$73.8	$184.8

Assets (in millions)	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1.0	$—	$—	$1.0
Insurance group annuity contracts	—	—	69.0	69.0
Common/collective trust funds — Government, corporate and other non-government debt	—	55.5	—	55.5
Common/collective trust funds — Corporate equity	—	29.5	—	29.5
Common/collective trust funds — Customized strategy	—	11.3	—	11.3
Total	$1.0	$96.3	$69.0	$166.3

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

Common/collective trust funds are valued at their net asset values calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

A reconciliation of the fair value measurements of the Pensions Plans portfolio of assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

(in millions)	Insurance Contracts Years Ended December 31,
	2020	2019
Beginning Balance	$69.0	$65.6
Contributions	0.1	0.1
Plan settlements	(0.4)	—
Actual return on assets	7.3	5.1
Benefit payments	(4.5)	(4.4)
Foreign currency impact	2.3	2.6
Ending Balance	$73.8	$69.0

The minimum contribution for the year ending December 31, 2021 for the Pension Plans is $9.0 million with no planned discretionary or non-cash contributions. The expected Company paid claims for the Postretirement Health and Other Plans are $0.1 million for the year ending December 31, 2021.

Projected benefit payments from the Defined Benefit Plans as of December 31, 2020 are estimated as follows:

(in millions)	Pension Plans	Postretirement Health and Other
Year ending December 31:
2021	$11.1	$1.2
2022	11.1	1.2
2023	11.1	1.0
2024	11.0	0.9
2025	10.9	0.6
2026-2030	50.6	1.7
Total	$105.8	$6.6

The fair value of the Pension Plans' portfolio of assets for which the accumulated benefit obligation is in excess of the assets is as follows:

(in millions)	Pension Plans
	As of December 31,
	2020	2019
Projected benefit obligation	$207.2	$193.4
Accumulated benefit obligation	$207.2	$193.4
Fair value of plan assets	$184.8	$166.3

The measurement date for the Defined Benefit Plans is December 31, 2020.

The Company, through its former Lincoln Foodservice operation, participated in a multiemployer defined benefit plan under a collective bargaining agreement that covered certain of its union-represented employees. During the year ended December 31, 2013, in conjunction with the finalization of the reorganization and plant restructuring of the Lincoln Foodservice operation, the Company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit plan. This withdrawal obligation is included as a component of the restructuring liability in the Consolidated Balance Sheets as described in Note 16, "Business Transformation Program and Restructuring." At inception of the withdrawal, the obligation totaled $17.5 million, of which $8.6 million and $9.9 million were outstanding as of December 31, 2020 and 2019, respectively. The remaining withdrawal obligation is payable in quarterly installments of principal and accrued interest totaling $0.5 million through April 2026. As the Company was deemed to have effectively withdrawn its participation in this plan during the year ended December 31, 2013, no further contributions have been made to the plan since that date.

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

For both the Welbilt 401(k) Retirement Plan and the Welbilt Retirement Savings Plan, the Company's portion of total expenses incurred for these plans was $1.6 million, $4.4 million, and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. In March 2020, the Welbilt 401(k) Retirement Plan was amended to remove the safe harbor matching employer contributions, and effective April 2020, the Company suspended the matching contributions to participant accounts. In January 2021, the Company reinstated the matching contributions to participant accounts at the pre-suspension levels prior to April 2020.

Welbilt Deferred Compensation Plan

The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and directors which allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The rabbi trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. As of December 31, 2020, the fair value of the investments held in the rabbi trust was $3.6 million, Company stock held in the rabbi trust was $0.4 million, at cost, and the related liability was $4.0 million. As of December 31, 2019, the fair value of the investments held in trust was $3.8 million, Company stock held in the rabbi trust was $0.4 million, at cost, and the related liability was $4.2 million.

16. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate its long-term growth and margin targets and to refine its execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. The Company currently expects the Transformation Program to extend through 2021, however, the business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the timing and alter the execution costs and related savings the Company expects from this program. For both years ended December 31, 2020 and 2019, the Transformation Program costs consist primarily of fees for consulting services.

The classification of the Company's Transformation Program expenses are as follows:

	December 31,
(in millions)	2020	2019
Transformation Program expense:
Cost of sales	$2.0	$2.0
Selling, general and administrative expenses	21.3	33.3
Total	$23.3	$35.3

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
The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2020 Plans	2019 Plans		2018 and Previous Plans
	Workforce reductions	Workforce reductions	Other	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2018	$—	$—	$—	$2.0	$11.1	$13.1
Restructuring activities	—	9.6	0.4	(0.2)	—	9.8
Cash payments	—	(3.8)	—	(1.6)	(1.2)	(6.6)
Non-cash adjustments (1)	—	(1.0)	(0.4)	—	—	(1.4)
Restructuring liability as of December 31, 2019	—	4.8	—	0.2	9.9	14.9
Restructuring activities	5.6	1.2	1.4	—	—	8.2
Cash payments	(3.1)	(5.8)	—	(0.2)	(1.3)	(10.4)
Non-cash adjustments (1)	(0.1)	—	(1.4)	—	—	(1.5)
Restructuring liability as of December 31, 2020	$2.4	$0.2	$—	$—	$8.6	$11.2
(1) Non-cash adjustments primarily consist of stock-based compensation resulting from the accelerated vesting of certain stock awards, inventory write-downs and accelerated depreciation.

As of December 31, 2020 and 2019, the current portion of the restructuring liability was $4.0 million and $6.3 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the long-term portion of the restructuring liability was $7.2 million and $8.6 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both December 31, 2020 and 2019, the long-term portion of the restructuring liability is primarily related to a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities and is expected to be satisfied in April of 2026 when the pension withdrawal obligation is scheduled to have been satisfied. See Note 15, "Employee Benefit Plans," for further discussion of the pension withdrawal obligation.

The Company's restructuring expense by segment is as follows:

(in millions)	December 31,
	2020	2019	2018
Americas	$2.3	$3.4	$2.3
EMEA	2.4	2.6	1.7
APAC	2.2	0.6	0.5
Corporate	1.3	3.2	1.5
Total restructuring activities	$8.2	$9.8	$6.0

The Company's restructuring expense is reported in the Consolidated Statements of Operations as follows:

(in millions)	December 31,
	2020	2019	2018
Cost of sales	$0.4	$0.4	$—
Restructuring and other expense	7.8	9.4	6.0
Total restructuring activities	$8.2	$9.8	$6.0

2018 Restructuring Activities

In the first half of 2018, the Company completed a limited management restructuring within its EMEA region and a workforce reduction within its EMEA and APAC regions. In connection with these actions, the Company incurred severance and related costs of $0.6 million and $1.4 million, respectively, which are included in "Restructuring and other expense" in the Consolidated Statements of Operations for the year ended December 31, 2018.

During the third quarter of 2018, the Company’s former President and Chief Executive Officer ("Former CEO"), separated from the Company. In connection with the Former CEO's separation, the Company incurred separation charges of $0.8 million, which are included in "Restructuring and other expense" for the year ended December 31, 2018. In addition, $3.7 million of expenses were reversed from the forfeiture of unvested stock awards and accrued incentive compensation, which were included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the year ended December 31, 2018.

During the third quarter of 2018, the Company also completed a RIF in its Americas region and a limited management restructuring within its corporate division and incurred severance and related costs of $3.0 million, including $0.3 million of additional stock-based compensation resulting from the accelerated vesting of certain stock compensation awards, which is included in "Restructuring and other expense" in the Consolidated Statements of Operations for the year ended December 31, 2018.

2019 Restructuring Activities

During the first and second quarters of 2019, the Company recognized $4.2 million and $1.2 million, respectively, totaling $5.4 million of severance and related costs resulting from a global workforce reduction and limited executive management and restructuring actions initiated during the first quarter of 2019. The severance and related costs are included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

During the second quarter of 2019, the Company completed the closure and plant consolidation of a small manufacturing facility in Baltimore, Maryland and recognized total costs of $0.6 million, consisting of $0.2 million of inventory write-downs and $0.2 million of accelerated depreciation included in "Cost of sales" and $0.2 million of severance and related costs, which are included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

During the fourth quarter of 2019, the Company approved restructuring actions in the Americas and APAC regions in conjunction with the Transformation Program and a restructuring action to reduce overhead in the EMEA region. As a result of these actions, the Company recorded $4.1 million of severance and related costs, consisting of $1.1 million in the Americas, $2.5 million in EMEA and $0.5 million in APAC, which are included in "Restructuring and other expense" in the Consolidated Statements of Operations for the year ended December 31, 2019. Because the restructuring actions were not fully completed at the end of 2019, the Company also incurred severance and related costs of $0.8 million in the APAC region and $0.4 million in the EMEA region and $1.0 million of accelerated depreciation in the APAC region, each of which are included in "Restructuring and other expense" for the year ended December 31, 2020. The Company also recognized $0.4 million of inventory write-down in the APAC region which is included in "Cost of sales" for the year ended December 31, 2020.

2020 Restructuring Activities

Beginning in the first quarter of 2020, the Company continued to initiate restructuring actions intended to reduce operating expenses resulting from improved efficiencies gained from the execution of the Transformation Program. During the year ended December 31, 2020, the Company recognized $3.6 million of severance and related costs resulting from workforce reductions in the Americas region and Corporate as well as limited management restructurings. For the year ended December 31, 2020, these severance and related costs, consisting of $2.3 million in the Americas region and $1.3 million in the Corporate division, are included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations. The Company may take future restructuring actions as the efficiencies from the Transformation Program are realized, as part of its continued effort to review operating costs and streamline future staffing requirements.

During the fourth quarter of 2020, the Company completed a workforce reduction in the EMEA region in an effort to improve the Company's cost structure and optimize operational efficiency. In connection with this action the Company recognized $2.0 million of severance and related costs which are included in "Restructuring and other expense" for the year ended December 31, 2020.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during the years ended December 31, 2020, 2019 and 2018.

17. Accumulated Other Comprehensive Loss

Comprehensive income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	As of December 31,
	2020	2019
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.6 million, respectively	$19.1	$(4.3)
Derivative instrument fair market value, net of income tax expense of $1.1 million and $0.8 million, respectively	—	(1.6)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.6 million and $6.5 million, respectively	(38.6)	(35.6)
Total accumulated other comprehensive loss	$(19.5)	$(41.5)

The summary of changes in AOCI for the years ended December 31, 2020, 2019 and 2018 are as follows:

(in millions)	Foreign Currency Translation Adjustments (1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2017	$4.4	$3.6	$(40.0)	$(32.0)
Other comprehensive (loss) income before reclassifications	(10.2)	0.2	(0.5)	(10.5)
Reclassifications	—	(3.5)	4.8	1.3
Tax effect of reclassifications	(0.7)	0.5	(0.2)	(0.4)
Net current period other comprehensive (loss) income	(10.9)	(2.8)	4.1	(9.6)
Balance as of December 31, 2018	(6.5)	0.8	(35.9)	(41.6)
Other comprehensive income (loss) before reclassifications	2.7	(2.5)	(3.7)	(3.5)
Reclassifications	—	(0.4)	3.8	3.4
Tax effect of reclassifications	(0.5)	0.5	0.2	0.2
Net current period other comprehensive income (loss)	2.2	(2.4)	0.3	0.1
Balance as of December 31, 2019	(4.3)	(1.6)	(35.6)	(41.5)
Other comprehensive income (loss) before reclassifications	23.6	0.5	(6.0)	18.1
Reclassifications	—	1.4	2.9	4.3
Tax effect of reclassifications	(0.2)	(0.3)	0.1	(0.4)
Net current period other comprehensive income (loss)	23.4	1.6	(3.0)	22.0
Balance as of December 31, 2020	$19.1	$—	$(38.6)	$(19.5)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income (loss) and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Years Ended December 31,			Location in Consolidated Statements of Operations
	2020	2019	2018
(Losses) gains on cash flow hedges:
Foreign currency exchange contracts	$(0.4)	$(0.9)	$(0.7)	Cost of sales
Commodity contracts	(1.0)	(1.3)	2.3	Cost of sales
Interest expense	—	2.6	1.9	Interest expense
(Losses) gains on cash flow hedges, before tax	(1.4)	0.4	3.5
Tax effect	0.3	0.1	(0.8)	Income taxes
(Losses) gains on cash flow hedges, net of tax	$(1.1)	$0.5	$2.7

Amortization of pension and postretirement items:
Amortization of prior service cost	$0.2	$0.2	$—	Other (income) expense — net
Actuarial losses	(3.1)	(2.8)	(2.4)	Other (income) expense — net
Pension settlement	—	(1.2)	(2.4)	Other (income) expense — net
Amortization of pension and postretirement items, before tax	(2.9)	(3.8)	(4.8)
Tax effect	0.7	0.4	0.8	Income tax (benefit) expense
Amortization of pension and postretirement items, net of tax	$(2.2)	$(3.4)	$(4.0)

Total reclassifications, net of tax	$(3.3)	$(2.9)	$(1.3)

18. Leases

The Company enters into contracts to lease real estate, manufacturing and office equipment and vehicles. Operating leases result in a straight-line lease expense, while the accounting for finance leases results in a front-loaded expense pattern. The Company’s most significant leases are for real estate and have remaining contract lease terms ranging from less than one to 12 years.

The Company does not have any contracts where it is the lessor, does not sublease any of its leased assets to third-parties and is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As a lessee, the Company periodically reassesses and remeasures its leases based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and discount rate. No impairment indicators were identified as of or during the year ended December 31, 2020.

As discussed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update ("ASU") ASU 2016-02, "Leases (Topic 842)", and changed its policy for lease accounting prospectively for lease agreements entered into or reassessed from the date of the adoption.

The components of the Company's lease expense are as follows:

	Years Ended December 31,
(in millions)	2020	2019
Operating lease expense	$14.9	$15.9
Finance lease expense:
Depreciation of assets	1.2	1.2
Interest on lease liabilities	0.1	0.1
Short-term lease expense	2.4	2.8
Variable lease expense	0.5	1.0
Total lease expense	$19.1	$21.0

The supplemental balance sheet information for the Company's leases is as follows:

	As of December 31,
(in millions, except lease term and discount rate)	2020	2019
Operating leases:
Operating lease right-of-use assets	$47.5	$39.9

Current operating lease liabilities	$9.7	$10.0
Non-current operating lease liabilities	37.7	29.1
Total operating lease liabilities	$47.4	$39.1

Finance leases:
Property, plant and equipment, at cost	$5.4	$6.2
Accumulated depreciation	(2.8)	(3.5)
Total finance leases - property and equipment — net	$2.6	$2.7

Current obligations of finance leases	$1.0	$1.2
Non-current finance lease liabilities	1.2	1.3
Total finance lease liabilities	$2.2	$2.5

Weighted average remaining lease term (in years):
Operating leases	6.8	7.1
Finance leases	2.8	2.3

Weighted average discount rate:
Operating leases	7.1%	7.6%
Finance leases	4.8%	4.8%

The assets associated with operating leases are included in "Operating lease right-of-use assets" with the current and non-current liabilities included in "Accrued expenses and other liabilities" and "Operating lease liabilities," respectively, in the Company's Consolidated Balance Sheets. The assets associated with finance leases are included in "Property, plant and equipment — net" with the current and non-current liabilities recognized in "Current portion of long-term debt and finance leases" and "Long-term debt and finance leases," respectively, in the Company's Consolidated Balance Sheets.

The supplemental cash flow information for the Company's leases is as follows:

	Years Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$14.2	$14.6
Operating cash flows used in financing leases	$0.1	$0.1
Financing cash flows used in financing leases	$1.3	$1.2
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$19.8	$14.1
Finance Leases	$0.9	$0.8

The following table presents the future maturities of the Company's lease liabilities as of December 31, 2020:

(in millions)	Operating	Financing
Year ending December 31:
2021	$12.4	$1.0
2022	10.0	0.8
2023	8.3	0.3
2024	6.9	0.1
2025	5.2	0.1
Thereafter	18.7	—
Total lease payments	61.5	2.3
Less: imputed interest	(14.1)	(0.1)
Total lease obligations	$47.4	$2.2

19. Stock-Based Compensation

The Company's 2016 Plan authorizes the Company to grant officers, employees and non-employee members of the Company's Board of Directors stock options awards, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. All awards are recorded at the fair market value of the Company's common stock on the date of grant. In addition, the 2016 Plan provides for an adjustment and replacement of certain awards of MTW common stock that were outstanding immediately prior to the Spin-Off through the issuance of replacement awards from the Company. As of December 31, 2020, the maximum number of shares of common stock available for issuance pursuant to the 2016 Plan was 7.8 million.

The Company's stock-based compensation expense is included in the following financial statement line items:

(in millions)	Years Ended December 31,
	2020(1)	2019	2018
Stock-based compensation expense:
Selling, general and administrative expenses	$5.1	$6.4	$6.7
Restructuring and other expense	(0.4)	0.9	0.3
Total stock-based compensation expense	$4.7	$7.3	$7.0
(1) Stock-based compensation expense for the year ended December 31, 2020 is inclusive of a $1.2 million and $0.3 million of contra-expense included in "Selling, general and administrative expenses" and "Restructuring and other expense", respectively, which is representative of an adjustment to the expected achievement percentage of the Company's 2019 tranche of performance share units from 100% to 0%.

Stock-based compensation expense included in "Restructuring and other expense" in the Consolidated Statements of Operations is the result of the accelerated vesting of certain equity awards in connection with various restructuring events and adjustments to expected achievement percentages of performance share units for employees impacted by restructuring actions. These events are described in Note 16, "Business Transformation Program and Restructuring."

Stock-based compensation expense by award type is as follows:

(in millions)	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense:
Stock options	$1.8	$1.5	$1.5
Restricted stock awards and units	4.0	3.8	3.0
Performance share units	(1.1)	2.0	2.5
Total stock-based compensation expense	$4.7	$7.3	$7.0

Stock Options

Stock option awards to officers and employees become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years from the date of grant.

A summary of the Company's stock option activity for the year ended December 31, 2020 is as follows:

(in millions, except weighted average exercise price and contractual life)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2020	2.0	$15.82	5.4	$2.1
Granted	0.6	$13.99
Exercised	(0.2)	$9.20
Forfeited	(0.1)	$14.64
Canceled	(0.2)	$14.35
Options outstanding as of December 31, 2020 (1)	2.1	$15.85	6.2	$—

Options vested or expected to vest as of December 31, 2020 (2)	2.1	$15.88	6.1	$—

Options exercisable as of December 31, 2020	1.2	$16.66	4.2	$—
(1) The outstanding stock options as of December 31, 2020 have exercise prices ranging from $6.91 to $23.14 per share.
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

The assumptions used in the Black-Scholes option pricing model and the weighted average fair value of option awards granted are as follows:

	Years Ended December 31,
	2020	2019	2018
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	1.3%	2.5%	2.7%
Expected volatility	31.9%	31.0%	29.0%
Expected dividend yield	—%	—%	—%

The following represents stock option compensation information:

(in millions, except weighted average grant date fair value per option granted)	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$4.66	$5.27	$6.84
Fair value of options vested	$1.6	$1.5	$1.7
Intrinsic value of options exercised	$0.7	$2.8	$3.3
Excess tax benefit for tax deductions related to the exercise of stock options	$0.1	$0.9	$0.8
Cash received from option exercises, net of tax withholding	$0.9	$2.5	$5.1
Tax benefits for stock-option compensation expense	$0.4	$0.3	$0.4

As of December 31, 2020, the Company had $2.8 million of unrecognized compensation expense before tax related to stock options, which is expected to be recognized over a weighted average period of 2.5 years.

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

The Company's restricted stock activity for the year ended December 31, 2020 is as follows:

(in millions, except weighted average grant date fair value)	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	0.4	$15.88
Granted	0.6	$10.36
Vested	(0.1)	$15.16
Forfeited	(0.1)	$15.16
Unvested as of December 31, 2020	0.8	$11.41

The Company's restricted stock expense is as follows:

(in millions, except weighted average grant date fair value per award granted)	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$10.36	$15.29	$18.15
Fair value of awards vested	$1.3	$5.4	$8.1
Tax benefits for restricted stock compensation expense	$0.7	$0.7	$0.7

As of December 31, 2020, the Company had $5.1 million of unrecognized compensation expense before tax related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

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

As of December 31, 2020, the following PSU programs were ongoing:

Award Date	PSUs Outstanding (in millions)	Expected Vesting Threshold
2019 Program	0.2	—%
2020 Program	0.2	162%
Total PSUs outstanding	0.4

A summary of activity for the Company's PSUs for the year ended December 31, 2020 is as follows:

(in millions, except weighted average grant date fair value)	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	0.4	$17.45
Granted	0.3	$13.94
Vested (1)	(0.1)	$20.25
Forfeited	(0.1)	$14.90
Unvested as of December 31, 2020	0.5	$14.53
(1) The vested PSUs are based on the target amount of the award for the 2018 Program. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the three-year performance period ended December 31, 2020 was 7.5% of the target shares granted, rounded up the nearest whole share.

The following represents PSU information for the periods indicated:

(in millions, except weighted average grant date fair value per award granted)	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$13.94	$15.11	$20.25
Fair value of awards vested	$0.2	$2.0	$2.6
Tax (expenses) benefits for PSU compensation expense	$(0.3)	$0.5	$0.6

As of December 31, 2020, the Company had $3.2 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

20. Other (Income) Expense — Net

The components of "Other (income) expense — net" in the Consolidated Statements of Operations are summarized as follows:

(in millions)	Years Ended December 31,
	2020	2019	2018
Pension and post-retirement expense	$2.8	$4.6	$4.6
Foreign currency transaction (gains) losses (1)	(5.7)	0.7	20.1
Amortization of debt issuance costs(2)	—	—	—
Other	(1.7)	(4.4)	(0.4)
Other (income) expense — net	$(4.6)	$0.9	$24.3
(1) Included in foreign currency transaction losses for the year ended December 31, 2018, is a $10.0 million loss on the foreign currency hedge for the acquisition price of Crem. Refer to Note 3, "Acquisition," for additional discussion.
(2) Amortization of debt issuance costs of $5.2 million for the year ended December 31, 2020 is included as a component of "Interest expense" in the Company's Consolidated Statements of Operations. Amortization of debt issuance costs previously included as a component of "Other (income) expense — net" totaling $4.7 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively, have also been reclassified to include as a component of "Interest expense" in the Company's Consolidated Statements of Operations.

21. (Loss) Earnings Per Share

The Company presents (loss) earnings per share on a basic and diluted basis. Basic (loss) earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

The following table summarizes the total number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards. As a result of the Company's net loss for the year ended December 31, 2020, all of the potentially issuable common stock was excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares.

As of December 31, 2020, potentially issuable shares of common stock consisted of the following:

Potential issuable shares of common stock:
Stock options	2,136,827
Unvested restricted stock units	808,363
Unvested performance share units(1)	648,590
Total potential shares of common stock	3,593,780
(1) The number of performance share units that vest is determined for each grant based on the achievement of certain Company performance criteria over the 3-year period, as set forth in each respective award agreement, and may range from zero to 200% of the target shares granted. The unvested performance share units are presented at 100% achievement of the performance target for determination of potential issuable shares of common stock.

The components of weighted average basic and diluted shares outstanding are as follows:

(in millions, except share and per share data)	Years Ended December 31,
	2020	2019	2018
Net (loss) earnings	$(7.4)	$55.9	$78.2

Weighted average shares outstanding — Basic	141,491,326	140,953,496	140,023,635

Effect of dilutive securities:
Stock options	—	224,860	585,270
Unvested restricted stock units	—	245,416	437,720
Unvested performance share units	—	144,013	342,160
Effect of dilutive securities	—	614,289	1,365,150

Weighted average shares outstanding — Diluted	141,491,326	141,567,785	141,388,785

(Loss) earnings per share — Basic	$(0.05)	$0.40	$0.56
(Loss) earnings per share — Diluted	$(0.05)	$0.39	$0.55

For the years ended December 31, 2019 and 2018 there were 1.2 million, and 0.6 million securities, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

The Company did not declare or pay dividends to its stockholders during the years ended December 31, 2020, 2019 and 2018.

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" metric. Adjusted Operating EBITDA, a non-GAAP financial measure, is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies.

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

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "(Loss) earnings before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Years Ended December 31,
	2020	2019	2018
Net sales:
Americas	$867.0	$1,208.4	$1,228.4
EMEA	292.6	392.7	385.1
APAC	202.1	252.3	229.1
Elimination of intersegment sales	(208.3)	(259.5)	(252.5)
Total net sales	$1,153.4	$1,593.9	$1,590.1

Segment Adjusted Operating EBITDA:
Americas	$155.5	$237.6	$246.4
EMEA	46.2	70.6	78.0
APAC	31.2	40.7	30.9
Total Segment Adjusted Operating EBITDA	232.9	348.9	355.3
Corporate and unallocated expenses	(62.0)	(62.7)	(65.1)
Depreciation expense	(20.7)	(21.1)	(18.0)
Amortization expense	(40.6)	(39.8)	(37.0)
Transaction costs (1)	(0.2)	(1.1)	(7.1)
Other items (2)	(3.2)	(4.5)	(5.6)
Transformation Program expense (3)	(23.3)	(35.3)	—
Separation expense	—	—	(0.1)
Restructuring activities (4)	(8.2)	(9.8)	(6.0)
(Loss) gain from impairment and disposal of assets — net	(11.6)	(0.7)	0.4
Earnings from operations	63.1	173.9	216.8
Interest expense	(81.4)	(97.3)	(94.5)
Loss on modification or extinguishment of debt	—	—	(9.0)
Other income (expense) — net	4.6	(0.9)	(24.3)
(Loss) earnings before income taxes	$(13.7)	$75.7	$89.0
(1) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs recorded in "Cost of sales" include $0.1 million and $1.9 million related to inventory fair value purchase accounting adjustments for the years ended December 31, 2019 and 2018, respectively. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million, $1.0 million, and $5.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the year ended December 31, 2020, other items includes an expense of $3.1 million for amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses" in the Consolidated Statements of Operations and $0.1 million of professional fees for recovery of misappropriated funds within the Crem business related to the 2018 matter. Refer to Note 13, "Contingencies and Significant Estimates" for discussion of the impact on the Consolidated Statements of Operations. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. For the year ended December 31, 2018, these costs include a $3.7 million loss on misappropriation of funds within the Crem business, $1.3 million related to the costs associated with the restatement of previously issued consolidated financial statements in the Company's Form 10-K/A for the year ended December 31, 2017 and $0.6 million of other professional fees. Unless otherwise noted, all such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

(3) Transformation Program expense includes consulting and other costs associated with executing the Company's Transformation Program initiatives. Refer to Note 16, "Business Transformation Program and Restructuring," for discussion of the impact on the Consolidated Statements of Operations.

(4) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of the Company's cost structure. Refer to Note 16, "Business Transformation Program and Restructuring," for discussion of the impact on the Consolidated Statements of Operations.

Adjusted Operating EBITDA % by segment (5):
Americas	17.9%	19.7%	20.1%
EMEA	15.8%	18.0%	20.3%
APAC	15.4%	16.1%	13.5%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Years Ended December 31,
	2020	2019	2018
Third-party net sales by geographic area (6):
United States	$725.0	$991.8	$995.0
Other Americas	60.4	97.8	112.0
EMEA	217.5	308.9	300.7
APAC	150.5	195.4	182.4
Total net sales by geographic area	$1,153.4	$1,593.9	$1,590.1
(6) Net sales presented in this table are attributed to geographic regions based on location of customer.

Capital expenditures:
Americas	$14.5	$24.3	$13.7
EMEA	1.5	2.9	1.8
APAC	1.6	2.6	3.0
Corporate	2.5	4.1	2.9
Total capital expenditures	$20.1	$33.9	$21.4

Depreciation:
Americas	$11.5	$14.1	$12.1
EMEA	3.1	3.2	3.0
APAC	3.4	2.7	2.4
Corporate	3.6	1.3	0.5
Total depreciation	$21.6	$21.3	$18.0

(in millions)	As of December 31,
	2020	2019
Property, plant and equipment — net by geographic area:
United States	$79.0	$78.8
Other Americas	24.9	21.6
EMEA	11.3	12.1
APAC	13.9	15.0
Total property, plant and equipment	$129.1	$127.5

Assets by geographic business segment:
Americas	$1,488.0	$1,533.9
EMEA	347.6	349.8
APAC	209.0	211.8
Corporate	97.0	69.8
Total assets	$2,141.6	$2,165.3

Net sales by product class and geographic business segment are as follows:

(in millions)	Year Ended December 31, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$656.1	$118.5	$774.6
EMEA	180.0	43.5	223.5
APAC	130.2	25.1	155.3
Total net sales	$966.3	$187.1	$1,153.4

(in millions)	Year Ended December 31, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$896.3	$179.0	$1,075.3
EMEA	265.2	48.0	313.2
APAC	174.3	31.1	205.4
Total net sales	$1,335.8	$258.1	$1,593.9

(in millions)	Year Ended December 31, 2018
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$907.0	$183.9	$1,090.9
EMEA	258.8	48.6	307.4
APAC	163.2	28.6	191.8
Total net sales	$1,329.0	$261.1	$1,590.1

23. Quarterly Financial Data (Unaudited)

The following table presents financial data for each of the quarters for the years ended December 31, 2020 and 2019:

(in millions, except per share data)	2020(1)
	First	Second	Third	Fourth
Net sales	$328.9	$206.0	$298.5	$320.0
Gross profit	$114.8	$68.4	$105.3	$121.5
Earnings from operations	$0.6	$0.7	$21.2	$40.6
Net (loss) earnings	$(15.1)	$(17.4)	$4.9	$20.2

Per share data:
(Loss) earnings per share — Basic	$(0.11)	$(0.12)	$0.03	$0.14
(Loss) earnings per share — Diluted	$(0.11)	$(0.12)	$0.03	$0.14
(1) In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and the world. The pandemic, along with the measures implemented by governmental authorities and other third-parties in response, has caused disruption in commercial foodservice equipment markets across the geographies in which the Company operates. The COVID-19 pandemic has decreased demand for commercial foodservice equipment and aftermarket parts and the related economic disruption has negatively impacted the Company's results of operations during each quarter of 2020.

(in millions, except per share data)	2019
	First(1)	Second	Third	Fourth
Net sales	$375.3	$426.3	$410.5	$381.8
Gross profit	$126.5	$156.3	$150.9	$133.2
Earnings from operations	$24.5	$57.2	$54.8	$37.4
Net (loss) earnings	$(2.6)	$20.0	$20.1	$18.4

Per share data:
(Loss) earnings per share — Basic	$(0.02)	$0.14	$0.14	$0.13
(Loss) earnings per share — Diluted	$(0.02)	$0.14	$0.14	$0.13
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

As disclosed in Note 22, "Business Segments," the Company revised the allocation of certain of its functional expenses between the corporate-level and the geographic business segments during the first quarter of 2020. The impacts of the revised allocation predominantly impact the Parent and Guarantor Subsidiaries financial information reflected in the tables below. The prior period has been recast to conform to the current period presentation. These changes did not impact the Company's previously reported consolidated financial results.

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2020

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$796.5	$702.8	$(345.9)	$1,153.4
Cost of sales	—	618.0	471.3	(345.9)	743.4
Gross profit	—	178.5	231.5	—	410.0
Selling, general and administrative expenses	63.2	109.7	112.4	—	285.3
Amortization expense	—	28.3	10.8	—	39.1
Restructuring and other expense	1.3	4.8	4.8	—	10.9
Loss from impairment and disposal of assets — net	—	0.4	11.2	—	11.6
(Loss) earnings from operations	(64.5)	35.3	92.3	—	63.1
Interest expense	79.9	0.7	0.8	—	81.4
Other (income) expense — net	(18.7)	(17.4)	31.5	—	(4.6)
Equity in earnings of subsidiaries	84.9	46.9	—	(131.8)	—
(Loss) earnings before income taxes	(40.8)	98.9	60.0	(131.8)	(13.7)
Income tax (benefit) expense	(33.4)	14.0	13.1	—	(6.3)
Net (loss) earnings	$(7.4)	$84.9	$46.9	$(131.8)	$(7.4)
Total other comprehensive income, net of tax	21.9	522.0	521.0	(1,042.9)	22.0
Comprehensive income	$14.5	$606.9	$567.9	$(1,174.7)	$14.6

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2019

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,104.8	$951.2	$(462.1)	$1,593.9
Cost of sales	3.6	838.8	646.7	(462.1)	1,027.0
Gross profit	(3.6)	266.0	304.5	—	566.9
Selling, general and administrative expenses	85.0	137.6	121.6	—	344.2
Amortization expense	—	28.5	10.2	—	38.7
Restructuring expense	2.6	2.7	4.1	—	9.4
Loss from impairment or disposal of assets - net	0.1	0.3	0.3	—	0.7
(Loss) earnings from operations	(91.3)	96.9	168.3	—	173.9
Interest expense	92.8	0.9	3.6	—	97.3
Other (income) expense — net	(18.9)	(26.7)	46.5	—	0.9
Equity in earnings of subsidiaries	189.3	88.1	—	(277.4)	—
Earnings before income taxes	24.1	210.8	118.2	(277.4)	75.7
Income tax (benefit) expense	(31.8)	21.5	30.1	—	19.8
Net earnings	$55.9	$189.3	$88.1	$(277.4)	$55.9
Total other comprehensive income (loss), net of tax	0.1	(26.4)	(23.5)	49.9	0.1
Comprehensive income	$56.0	$162.9	$64.6	$(227.5)	$56.0

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,110.8	$937.8	$(458.5)	$1,590.1
Cost of sales	21.2	836.8	621.4	(458.5)	1,020.9
Gross profit	(21.2)	274.0	316.4	—	569.2
Selling, general and administrative expenses	49.9	129.1	130.8	—	309.8
Amortization expense	—	28.5	8.5	—	37.0
Restructuring expense	1.6	1.2	3.2	—	6.0
(Gain) loss from disposal of assets — net	—	(0.5)	0.1	—	(0.4)
(Loss) earnings from operations	(72.7)	115.7	173.8	—	216.8
Interest expense	86.1	1.0	7.4	—	94.5
Loss on modification or extinguishment of debt	9.0	—	—	—	9.0
Other (income) expense — net	(12.3)	(29.6)	66.2	—	24.3
Equity in earnings of subsidiaries	203.7	71.2	—	(274.9)	—
Earnings before income taxes	48.2	215.5	100.2	(274.9)	89.0
Income tax (benefit) expense	(30.0)	11.8	29.0	—	10.8
Net earnings	$78.2	$203.7	$71.2	$(274.9)	$78.2
Total other comprehensive loss, net of tax	(9.6)	(19.5)	(23.3)	42.8	(9.6)
Comprehensive income	$68.6	$184.2	$47.9	$(232.1)	$68.6

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2020

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.6	$—	$116.6	$(0.2)	$125.0
Restricted cash	—	—	0.4	—	0.4
Accounts receivable — net	0.4	72.0	93.5	—	165.9
Inventories — net	—	83.4	97.2	—	180.6
Prepaids and other current assets	24.2	2.5	23.4	—	50.1
Total current assets	33.2	157.9	331.1	(0.2)	522.0
Property, plant and equipment — net	14.2	70.6	44.3	—	129.1
Operating lease right-of-use assets	2.2	3.9	41.4	—	47.5
Goodwill	—	832.4	110.5	—	942.9
Other intangible assets — net	0.2	315.6	153.8	—	469.6
Intercompany long-term notes receivable	—	5.8	9.9	(15.7)	—
Due from affiliates	—	3,509.9	—	(3,509.9)	—
Investment in subsidiaries	4,485.8	—	—	(4,485.8)	—
Other non-current assets	8.3	4.4	17.8	—	30.5
Total assets	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$44.0	$42.5	$(0.1)	$86.4
Accrued expenses and other liabilities	33.6	66.1	64.5	—	164.2
Current portion of long-term debt and finance leases	—	0.4	0.6	—	1.0
Product warranties	—	19.7	10.2	—	29.9
Total current liabilities	33.6	130.2	117.8	(0.1)	281.5
Long-term debt and finance leases	1,406.7	0.3	0.8	—	1,407.8
Deferred income taxes	43.4	—	33.1	—	76.5
Pension and postretirement health liabilities	12.9	10.2	4.7	—	27.8
Intercompany long-term notes payable	15.7	—	—	(15.7)	—
Due to affiliates	2,743.0	—	766.9	(3,509.9)	—
Investment in subsidiaries	—	254.2	—	(254.2)	—
Operating lease liabilities	2.1	2.3	33.3	—	37.7
Other long-term liabilities	13.4	17.5	6.4	—	37.3
Total non-current liabilities	4,237.2	284.5	845.2	(3,779.8)	1,587.1
Total equity (deficit):
Total equity (deficit)	273.1	4,485.8	(254.2)	(4,231.7)	273.0
Total liabilities and equity	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2019

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.7	$0.7	$119.3	$—	$130.7
Accounts receivable — net	0.1	82.5	101.0	—	183.6
Intercompany trade receivable	—	5.9	—	(5.9)	—
Inventories — net	—	100.2	86.2	—	186.4
Prepaids and other current assets	6.7	6.8	14.7	—	28.2
Total current assets	17.5	196.1	321.2	(5.9)	528.9
Property, plant and equipment — net	17.0	66.4	44.1	—	127.5
Operating lease right-of-use assets	—	3.6	36.3	—	39.9
Goodwill	—	832.4	100.7	—	933.1
Other intangible assets — net	—	344.2	163.5	—	507.7
Intercompany long-term notes receivable	—	10.1	9.9	(20.0)	—
Due from affiliates	—	3,437.2	—	(3,437.2)	—
Investment in subsidiaries	4,400.9	—	—	(4,400.9)	—
Other non-current assets	7.6	4.2	16.4	—	28.2
Total assets	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3
Liabilities and equity
Current liabilities:
Trade accounts payable	$0.2	$49.0	$55.2	$—	$104.4
Accrued expenses and other liabilities	35.3	87.7	69.4	—	192.4
Current portion of long-term debt and finance leases	—	0.7	0.5	—	1.2
Intercompany trade payable	5.9	—	—	(5.9)	—
Product warranties	—	21.9	11.4	—	33.3
Total current liabilities	41.4	159.3	136.5	(5.9)	331.3
Long-term debt and finance leases	1,370.0	0.6	32.5	—	1,403.1
Deferred income taxes	45.0	—	36.9	—	81.9
Pension and postretirement health liabilities	15.5	10.2	7.1	—	32.8
Intercompany long-term notes payable	15.7	—	4.3	(20.0)	—
Due to affiliates	2,695.1	—	742.1	(3,437.2)	—
Investment in subsidiaries	—	300.9	—	(300.9)	—
Operating lease liabilities	—	1.8	27.3	—	29.1
Other long-term liabilities	7.0	20.5	6.3	(0.1)	33.7
Total non-current liabilities	4,148.3	334.0	856.5	(3,758.2)	1,580.6
Total equity (deficit)	253.3	4,400.9	(300.9)	(4,099.9)	253.4
Total liabilities and equity	$4,443.0	$4,894.2	$692.1	$(7,864.0)	$2,165.3

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2020

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(74.6)	$77.9	$11.9	$(0.2)	$15.0
Cash flows from investing activities
Capital expenditures	(2.6)	(9.4)	(8.1)	—	(20.1)
Acquisition of intangible assets	—	(0.2)	—	—	(0.2)
Other	(3.9)	—	—	—	(3.9)
Intercompany investment	—	(68.3)	20.5	47.8	—
Net cash (used in) provided by investing activities	(6.5)	(77.9)	12.4	47.8	(24.2)
Cash flows from financing activities
Proceeds from long-term debt	196.5	—	22.6	—	219.1
Repayments on long-term debt and finance leases	(163.6)	(0.7)	(54.4)	—	(218.7)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Exercises of stock options	1.2	—	—	—	1.2
Payments on tax withholdings for equity awards	(0.8)	—	—	—	(0.8)
Intercompany financing	47.8	—	—	(47.8)	—
Net cash provided by (used in) financing activities	79.0	(0.7)	(31.8)	(47.8)	(1.3)
Effect of exchange rate changes on cash	—	—	5.2	—	5.2
Net decrease in cash and cash equivalents and restricted cash	(2.1)	(0.7)	(2.3)	(0.2)	(5.3)
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$8.6	$—	$117.0	$(0.2)	$125.4

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2019

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(158.3)	$(11.2)	$(100.2)	$—	$(269.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	75.8	204.9	—	280.7
Capital expenditures	(4.2)	(20.5)	(9.2)	—	(33.9)
Proceeds from maturity of short-term investment	—	—	32.0	—	32.0
Other	1.1	—	—	—	1.1
Intercompany investment	—	(42.2)	(23.4)	65.6	—
Net cash (used in) provided by investing activities	(3.1)	13.1	204.3	65.6	279.9
Cash flows from financing activities
Proceeds from long-term debt	410.0	—	—	—	410.0
Repayments on long-term debt and finance leases	(304.5)	(0.9)	(43.0)	—	(348.4)
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Payment of contingent consideration	—	(0.8)	—	—	(0.8)
Exercises of stock options	3.2	—	—	—	3.2
Payments on tax withholdings for equity awards	(2.4)	—	—	—	(2.4)
Intercompany financing	65.6	—	—	(65.6)	—
Net cash provided by (used in) financing activities	171.9	(1.7)	(58.0)	(65.6)	46.6
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net increase in cash and cash equivalents and restricted cash	10.5	0.2	46.8	—	57.5
Balance at beginning of period	0.2	0.5	72.5	—	73.2
Balance at end of period	$10.7	$0.7	$119.3	$—	$130.7

WELBILT, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2018

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(163.5)	$161.8	$(447.6)	$0.8	$(448.5)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	576.4	—	576.4
Capital expenditures	(2.9)	(11.1)	(7.4)	—	(21.4)
Acquisition of intangible assets	—	(2.8)	—	—	(2.8)
Business acquisition, net of cash acquired	—	—	(215.6)	—	(215.6)
Proceeds from maturity of short-term investment	—	—	20.7	—	20.7
Purchase of short-term investment	—	—	(35.0)	—	(35.0)
Settlement of foreign exchange contract	—	—	(10.0)	—	(10.0)
Other	1.2	—	—	—	1.2
Intercompany investment	—	(145.6)	4.9	140.7	—
Net cash (used in) provided by investing activities	(1.7)	(159.5)	334.0	140.7	313.5
Cash flows from financing activities
Proceeds from long-term debt	300.5	—	175.0	—	475.5
Repayments on long-term debt and finance leases	(281.0)	(0.4)	(101.8)	—	(383.2)
Proceeds from short-term borrowings	—	—	30.0	—	30.0
Repayment of short-term borrowings	—	—	(15.0)	—	(15.0)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Payment of contingent consideration	—	(1.4)	—	—	(1.4)
Exercises of stock options	6.2	—	—	—	6.2
Payments on tax withholdings for equity awards	(3.0)	—	—	—	(3.0)
Intercompany financing	140.7	—	—	(140.7)	—
Net cash provided by (used in) financing activities	156.6	(1.8)	88.2	(140.7)	102.3
Effect of exchange rate changes on cash	—	—	(2.9)	—	(2.9)
Net (decrease) increase in cash and cash equivalents and restricted cash	(8.6)	0.5	(28.3)	0.8	(35.6)
Balance at beginning of period	8.8	—	100.8	(0.8)	108.8
Balance at end of period	$0.2	$0.5	$72.5	$—	$73.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as a result of a material weakness in our internal control over financial reporting, as described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was not effective as a result of the material weakness described below.

A material weakness in internal controls (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over certain aspects of one of our significant information technology ("IT") systems. Specifically, we did not design and maintain effective user access controls that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and we did not design and maintain effective controls to monitor the activities of those with privileged access to verify the activities are appropriate and authorized. Although this control deficiency did not result in any identified material misstatements to our previously filed interim or annual financial statements, the aforementioned material weakness could result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan

The Company’s management is committed to maintaining a strong internal control environment.

The Company’s management believes that the actions below will remediate the material weakness identified and strengthen our overall financial control environment. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, additional or different measures may be taken to address control deficiencies with the overall objective to provide reasonable assurance regarding the effectiveness of our internal control over financial reporting.

In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has commenced its comprehensive action plan to remediate the material weakness in internal control over financial reporting as soon as possible. To date, we have taken the following actions related to the remediation of the material weakness:

•	We removed the privileged access from all users of the IT system except for a limited number of IT users, whose privileged access was deemed integral to the needs of the business; and

•	We implemented an audit logging feature to enable monitoring of the privileged access activity for the remaining IT users.

We are also in the process of adding additional enhancements to our user access provisioning controls and implementing periodic review controls to monitor all privileged access granted in the future and all activity undertaken through this access, to ensure that all changes made through the use of this privileged access are valid, approved, and completed in accordance with the Company’s policy and controls. Management believes that these actions, once fully implemented and operating, will remediate the material weakness discussed above. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these enhanced internal controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our 2021 Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits:

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
2.1	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed March 9, 2016
3.1	Amended and Restated Certificate of Incorporation of Welbilt, Inc., effective March 3, 2017.	Exhibit 3.l to Current Report on Form 8-K filed March 9, 2017
3.2	Amended and Restated Bylaws of Welbilt, Inc., effective July 23, 2020.	Exhibit 3.1 to Current Report on Form 8-K filed July 27, 2020
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2016
4.1(b)	First Supplemental Indenture, dated March 3, 2016, among Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 9, 2016
4.2	Indenture, dated April 27, 2018, between the Company and U.S. Bank, as trustee.	Exhibit 4.1 to Registration Statement on Form S-3 filed April 27, 2018
4.3	Description of Securities of the Registrant.	Filed herewith
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
Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
10.3(h)
Amendment No. 7 to Credit Agreement, dated April 17, 2020, among Welbilt, Inc., the subsidiary borrowers party thereto, the lenders and other financial parties from time to time party thereto and JPMorgan Chase Bank, N.A., individually and as administrative agent.
Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2020
10.4*	Welbilt, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.8 to Annual Report on Form 10-K filed March 1, 2019
10.5*	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016.	Exhibit 10.8 to Current Report on Form 8-K filed March 9, 2016
10.6*	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016.	Exhibit 10.9 to Current Report on Form 8-K filed March 9, 2016
10.7*	Form of Agreement Regarding Confidential Information, Intellectual Property, Non-Solicitation of Employees and Non-Compete.	Exhibit 10.13 to Annual Report on Form 10-K filed March 1, 2018
10.8*	Form of Contingent Employment Agreement (for all executive officers).	Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2016
10.9*	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.16 to Annual Report on Form 10-K filed March 30, 2016
10.10*	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.17 to Annual Report on Form 10-K filed March 30, 2016
10.11*	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.18 to Annual Report on Form 10-K filed March 30, 2016
10.12*	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.19 to Annual Report on Form 10-K filed March 30, 2016
10.13*	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.20 to Annual Report on Form 10-K filed March 30, 2016
10.14*	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.21 to Annual Report on Form 10-K filed March 30, 2016
10.15*	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.22 to Annual Report on Form 10-K filed March 30, 2016

10.16*	Separation Agreement, dated August 9, 2018, between Hubertus Mühlhäuser and Welbilt, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018
10.17*	Offer Letter, dated October 25, 2018, between William C. Johnson and the Company.	Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
10.18*	Welbilt, Inc. Executive Severance Policy.	Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2018
10.19*	Form of Offer Letter for Executive Officers.	Exhibit 10.28 to Annual Report on Form 10-K filed March 1, 2019
10.20*	Offer Letter, dated March 15, 2019, by and between Welbilt, Inc. and Martin D. Agard.	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2019
10.21*	Letter Agreement, dated as of April 3, 2019, between Welbilt, Inc. and Haresh Shah.	Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 8, 2019
21.1	Subsidiaries of Welbilt, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).	Filed herewith
* Represents a management contract or compensatory plan, contract or arrangement.

WELBILT, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2020, 2019 and 2018

(in millions)	Balance at beginning of period	Charges to (recoveries from) costs and expenses	(Utilization of) increases to reserve (1)	Other (2)	Balance at end of period
Year ended December 31, 2018
Allowance for doubtful accounts	$4.0	0.6	(0.6)	(0.1)	$3.9
Deferred tax valuation allowance	$41.0	(0.2)	—	(0.1)	$40.7
Year ended December 31, 2019
Allowance for doubtful accounts	$3.9	(0.1)	—	0.2	$4.0
Deferred tax valuation allowance	$40.7	(1.6)	(10.8)	—	$28.3
Year ended December 31, 2020
Allowance for doubtful accounts	$4.0	0.9	(0.3)	(0.2)	$4.4
Deferred tax valuation allowance	$28.3	(0.9)	2.9	0.6	$30.9
(1) For the year ended December 31, 2020, the utilization of the deferred tax valuation allowance represents increases in deferred tax assets primarily associated with loss carryforwards in certain jurisdictions.
(2) Other changes to the balances for allowance for doubtful accounts and the deferred tax valuation allowance consist primarily of the impact of foreign exchange rates.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2021

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Johnson
William C. Johnson, President and Chief Executive Officer	February 26, 2021
(Principal Executive Officer and Director)

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer	February 26, 2021
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer	February 26, 2021
(Principal Accounting Officer)

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director and Chairperson of the Board	February 26, 2021

/s/ Dino J. Bianco
Dino J. Bianco, Director	February 26, 2021

/s/ Joan K. Chow
Joan K. Chow, Director	February 26, 2021

/s/ Janice L. Fields
Janice L. Fields, Director	February 26, 2021

/s/ Brian R. Gamache
Brian R. Gamache, Director	February 26, 2021

/s/ Andrew Langham
Andrew Langham, Director	February 26, 2021