Form 10-Q
period 2021-03-31
Welbilt, Inc.
filed 2021-05-06
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of May 3, 2021, the latest practicable date, was 141,918,232.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$316.8	$328.9
Cost of sales	199.0	214.1
Gross profit	117.8	114.8
Selling, general and administrative expenses	76.0	86.5
Amortization expense	10.1	9.7
Restructuring and other expense	0.2	6.8
Loss from impairment and disposal of assets — net	—	11.2
Earnings from operations	31.5	0.6
Interest expense	18.7	22.4
Other expense (income) — net	3.0	(6.5)
Earnings (loss) before income taxes	9.8	(15.3)
Income tax expense (benefit)	1.9	(0.2)
Net earnings (loss)	$7.9	$(15.1)
Per share data:
Earnings (loss) per share — Basic	$0.06	$(0.11)
Earnings (loss) per share — Diluted	$0.06	$(0.11)
Weighted average shares outstanding — Basic	141,622,281	141,430,614
Weighted average shares outstanding — Diluted	142,189,112	141,430,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings (loss)	$7.9	$(15.1)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7.1)	(28.2)
Unrealized loss on derivatives	(0.5)	(0.4)
Employee pension and postretirement benefits	0.4	2.0
Total other comprehensive loss, net of tax	(7.2)	(26.6)
Comprehensive income (loss)	$0.7	$(41.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$140.3	$125.0
Restricted cash	0.5	0.4
Accounts receivable, less allowance of $4.4 and $4.4, respectively	174.5	165.9
Inventories — net	203.2	180.6
Prepaids and other current assets	49.9	50.1
Total current assets	568.4	522.0
Property, plant and equipment — net	129.6	129.1
Operating lease right-of-use assets	45.7	47.5
Goodwill	938.5	942.9
Other intangible assets — net	453.3	469.6
Other non-current assets	30.0	30.5
Total assets	$2,165.5	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$102.2	$86.4
Accrued expenses and other liabilities	135.9	164.2
Current portion of long-term debt and finance leases	1.1	1.0
Product warranties	29.4	29.9
Total current liabilities	268.6	281.5
Long-term debt and finance leases	1,445.5	1,407.8
Deferred income taxes	74.9	76.5
Pension and postretirement health liabilities	25.3	27.8
Operating lease liabilities	36.5	37.7
Other long-term liabilities	37.1	37.3
Total non-current liabilities	1,619.3	1,587.1
Commitments and contingencies (Note 11)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 141,680,636 shares and 141,557,236 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(21.7)	(25.6)
Retained earnings	324.6	316.7
Accumulated other comprehensive loss	(26.7)	(19.5)
Total equity	277.6	273.0
Total liabilities and equity	$2,165.5	$2,141.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net earnings (loss)	$7.9	$(15.1)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Depreciation expense	5.4	5.2
Amortization of intangible assets	10.5	10.0
Amortization of debt issuance costs	1.3	1.1
Deferred income taxes	(0.2)	7.0
Stock-based compensation expense	3.2	1.0
Loss from impairment and disposal of assets — net	—	11.2
Changes in operating assets and liabilities:
Accounts receivable	(10.5)	(11.2)
Inventories	(23.7)	(19.1)
Other assets	2.2	(16.4)
Trade accounts payable	14.5	11.7
Other current and long-term liabilities	(27.0)	(57.9)
Net cash used in operating activities	(16.4)	(72.5)
Cash flows from investing activities
Capital expenditures	(4.7)	(5.6)
Other	—	(3.9)
Net cash used in investing activities	(4.7)	(9.5)
Cash flows from financing activities
Proceeds from long-term debt	58.0	128.0
Repayments on long-term debt and finance leases	(21.3)	(23.3)
Exercises of stock options	0.5	1.1
Payments on tax withholdings for equity awards	(0.1)	(0.7)
Net cash provided by financing activities	37.1	105.1
Effect of exchange rate changes on cash	(0.6)	(5.3)
Net increase in cash and cash equivalents and restricted cash	15.4	17.8
Balance at beginning of period	125.4	130.7
Balance at end of period	$140.8	$148.5

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$5.3	$11.6
Cash paid for interest, net of related hedge settlements	$27.6	$31.4

Supplemental disclosures of non-cash activities:
Non-cash financing activity: Lease liabilities and assets obtained through leasing arrangements and reassessments and modifications of right-of-use assets	$1.6	$5.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	141,557,236	$1.4	$(25.6)	$316.7	$(19.5)	$273.0
Net earnings	—	—	—	7.9	—	7.9
Issuance of common stock, stock-based compensation plans	123,400	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	3.2	—	—	3.2
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)
Balance as of March 31, 2021	141,680,636	$1.4	$(21.7)	$324.6	$(26.7)	$277.6

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019 (1)	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$253.4
Cumulative effect of accounting standards adoption(2)	—	—	—	(0.4)	—	(0.4)
Net loss	—	—	—	(15.1)	—	(15.1)
Issuance of common stock, stock-based compensation plans	273,532	—	1.1	—	—	1.1
Stock-based compensation expense	—	—	1.0	—	—	1.0
Other comprehensive loss	—	—	—	—	(26.6)	(26.6)
Balance as of March 31, 2020	141,487,527	$1.4	$(28.9)	$309.0	$(68.1)	$213.4
(1) As of December 31, 2019, the Company reclassified a portion of the liability within the Welbilt Deferred Compensation Plan totaling $0.4 million from "Other long-term liabilities" to "Treasury stock" to properly net the liability with the corresponding Welbilt common stock owned by the Deferred Compensation Plan. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
(2) Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," including subsequent amendments issued thereafter which clarify the standard (collectively, "Topic 326"). The cumulative effect of the change made to the Consolidated Statement of Equity as of January 1, 2020 for the adoption of ASU 2016-13 is the result of recognizing an additional expected credit loss allowance.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Welbilt and its wholly-owned subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

The ongoing COVID-19 pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact the Company's future operating results. As a result, many of the Company's estimates and assumptions may require increased judgment and involve a higher degree of variability and volatility. As the impacts of the pandemic continue to evolve and additional information becomes available, these estimates may change materially in future periods.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020, the financial position as of March 31, 2021 and December 31, 2020 and the cash flows for the three months ended March 31, 2021 and 2020, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Government Assistance

The Company's policy for government assistance is to recognize the assistance when there is reasonable assurance that the Company has met the substantive conditions of and requirements for receiving the assistance. The government assistance is recorded as a reduction to the related expense to which the assistance relates. Beginning in the second quarter of 2020, as a result of the COVID-19 pandemic, governments in various jurisdictions in which the Company operates have provided financial assistance designed to offset salary expenditures associated with companies maintaining their pre-pandemic employee headcount levels. The Company has applied and will continue to apply for such assistance programs where relevant requirements and conditions have been met.

For the three months ended March 31, 2021, the Company met the requirements to receive $1.8 million of government assistance in the form of cash, cost abatements and retention credits. As of March 31, 2021, the Company has a receivable for $1.9 million related to government assistance. No government assistance was received during the quarter ended March 31, 2020.

Government assistance has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Three Months Ended
March 31, 2021
Reduction to related expense(1):
Cost of sales	$0.4
Selling, general and administrative expenses	0.8
Total	$1.2

(1) As of March 31, 2021 and December 31, 2020, $0.6 million and $1.9 million, respectively, of government assistance was included as a reduction in capitalized labor, and is included as a component of "Inventories — net". This portion of government assistance will be recognized as a reduction to "Cost of sales" when the associated inventory is sold.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilizes LIBOR as a basis. As the Company has not executed a modification of the interest component of this financial instrument and does not have related outstanding hedges in place as of March 31, 2021, the guidance has not impacted the Company's consolidated financial statements to date. The Company will evaluate the impact of adopting this guidance at the time such transition to an alternative reference rate occurs.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which amends, and is intended to simplify, existing guidance related to the accounting for income taxes. ASU 2019-12 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 prospectively as of January 1, 2021 which did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	March 31,	December 31,
	2021	2020
Inventories — net:
Raw materials	$92.5	$85.6
Work-in-process	14.9	13.9
Finished goods	100.1	85.4
Total inventories at FIFO cost	207.5	184.9
LIFO Reserve	(4.3)	(4.3)
Total inventories — net	$203.2	$180.6

4. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	March 31,	December 31,
	2021	2020
Property, plant and equipment — net:
Land	$9.7	$9.7
Building and improvements	100.6	99.8
Machinery, equipment and tooling	231.2	231.7
Furniture and fixtures	8.1	8.1
Computer hardware and software for internal use	67.6	66.8
Construction in progress	13.2	14.1
Total cost	430.4	430.2
Less accumulated depreciation	(300.8)	(301.1)
Total property, plant and equipment — net	$129.6	$129.1

5. Goodwill and Other Intangible Assets — Net

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

There were no further impairments of the Company's indefinite lived intangible assets during the remainder of the year ended December 31, 2020. In addition, there were no triggering events identified by the Company during the first quarter of 2021 which would require management to perform an impairment test. In management’s opinion, the indefinite-lived intangible assets in the EMEA region could be at risk of impairment in the near term if there is a negative change in the future financial performance of the EMEA region. As of both December 31, 2020 and March 31, 2021, the carrying value of the indefinite-lived intangible assets in the EMEA region approximated the fair value as a result of the impairment charge recorded during the first quarter of 2020, as discussed above.

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

The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Goodwill balance at December 31, 2020 (1)	$832.6	$89.3	$21.0	$942.9
Foreign currency impact	—	(4.3)	(0.1)	(4.4)
Goodwill balance at March 31, 2021	$832.6	$85.0	$20.9	$938.5
(1) Goodwill is net of accumulated impairment losses of $515.7 million: $312.2 million recorded for the Americas and $203.5 million recorded for EMEA, both of which were recorded prior to December 31, 2018.

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value
Customer relationships	$476.4	$(277.5)	$198.9	$479.1	$—	$(271.6)	$207.5
Trademarks and trade names	209.2	(0.2)	209.0	223.1	(11.1)	—	212.0
Other intangibles	170.7	(128.8)	41.9	173.1	—	(126.6)	46.5
Patents	5.8	(2.3)	3.5	5.8	—	(2.2)	3.6
Total	$862.1	$(408.8)	$453.3	$881.1	$(11.1)	$(400.4)	$469.6

As of March 31, 2021, trademarks and trade names by business segment are: $130.6 million in the Americas, $70.8 million in EMEA and $7.6 million in APAC. As of December 31, 2020, trademarks and trade names by business segment are: $130.6 million in the Americas, $73.6 million in EMEA and $7.8 million in APAC.

6. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	March 31,	December 31,
	2021	2020
Accrued expenses and other liabilities:
Miscellaneous accrued expenses	$38.5	$37.5
Employee related expenses	32.6	35.6
Accrued rebates and commissions	28.3	40.1
Current portion of operating lease liabilities	9.3	9.7
Interest payable	6.0	16.1
Customer deposits	5.0	3.9
Non-income taxes payable	3.6	3.6
Restructuring liabilities	3.2	4.0
Deferred revenues	2.9	2.9
Pension and postretirement health liabilities	2.1	2.1
Business Transformation Program related expenses	1.5	0.8
Product liabilities	1.5	1.7
Income and other taxes payable	1.0	5.6
Derivative liabilities	0.4	0.6
Total accrued expenses and other liabilities	$135.9	$164.2

7. Income Taxes

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

For the three months ended March 31, 2021, the Company recorded a $1.9 million income tax expense, reflecting a 19.4% effective tax rate, compared to a $0.2 million income tax benefit for the three months ended March 31, 2020, reflecting a 1.3% effective tax rate. The change in the effective tax rate for the three months ended March 31, 2021 compared to the same period of the prior year is primarily the result of the Company's increase in earnings before income taxes and changes in discrete tax items as a result of the change in uncertain tax positions, CARES Act net operating loss carryback provisions enacted in 2020 and the relative weighting of jurisdictional income and loss. For the three months ended March 31, 2021, the income tax provision is primarily the result of the relative weighting of jurisdictional income and loss.

The Company’s effective tax rate for the three months ended March 31, 2021 and March 31, 2020 varies from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, discrete tax items and taxes on foreign income. The Company’s 1.3% effective tax rate for the three months ended March 31, 2020 also included net discrete expenses of $4.6 million primarily related to the CARES Act legislation, including changes allowing for net operating loss carryback. Foreign earnings are generated from operations in all of the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act. As of March 31, 2021, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with U.S. interest expense. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may also adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances would be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company’s operating results for the respective period.

The Company's unrecognized tax benefits, including interest and penalties, were $9.8 million and $9.9 million as of March 31, 2021, and December 31, 2020, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $1.6 million to $2.0 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions. As of March 31, 2021 and December 31, 2020, the Company's Consolidated Balance Sheets includes $27.1 million and $27.4 million, respectively, of income tax receivables, classified within "Prepaids and other current assets."

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its income tax reserves.

As of March 31, 2021, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017 and 2018 federal income tax returns, as well as various other state income tax and jurisdictional audits. The Company's federal and state income tax returns for tax years 2017 through 2019, and 2016 through 2019, respectively, remain subject to examination by U.S. federal and various state taxing authorities. Generally, the tax years 2016 through 2020 remain subject to examination in Canada, tax years 2015 through 2020 remain subject to examination in Germany, and tax years 2010 through 2020 remain subject to examination in China.

As of March 31, 2021, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions, and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

8. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	March 31, 2021		December 31, 2020
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$180.0	4.44%	$143.0	4.21%
Term Loan B Facility	855.0	2.96%	855.0	3.45%
9.50% Senior Notes due 2024	425.0	9.72%	425.0	9.72%
Finance leases	2.0	4.63%	2.2	4.80%
Total debt and finance leases, including current portion	1,462.0		1,425.2
Less current portion:
Finance leases	(1.1)		(1.0)
Unamortized debt issuance costs (1)	(15.7)		(16.7)
Hedge accounting fair value adjustment (2)	0.3		0.3
Total long-term debt and finance leases	$1,445.5		$1,407.8

(1) Total debt issuance costs, net of amortization as of March 31, 2021 and December 31, 2020, were $19.0 million and $20.3 million, respectively, of which $3.3 million and $3.6 million, respectively, are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.1 million for the three months ended March 31, 2020 and has been reclassified to include as a component of "Interest expense" in the Company's Consolidated Statements of Operations.
(2) Balance represents deferred gains from the terminations of interest rate swaps designated as fair value hedges.

In March 2016, the Company entered into a credit agreement, as amended, restated, supplemented or otherwise modified from time to time (the "2016 Credit Agreement") for a $1,300.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisting of (i) a senior secured Term Loan B facility in an aggregate principal amount of $900.0 million (the "Term Loan B Facility") and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the "Revolving Credit Facility"). The 2016 Credit Agreement also provides for a (i) sublimit for the issuance of letters of credit under the revolving commitments up to $30.0 million and (ii) aggregate principal amount of allowed incremental revolving or term loan facilities thereunder in an amount not to exceed the sum of (a) $275.0 million plus (b) an additional amount, as long as after giving effect to the incurrence of such additional amount, the proforma secured leverage ratio does not exceed 3.75:1.00. The maturity of the Term Loan B Facility and Revolving Credit Facility is October 2025 and October 2023, respectively. Each of the terms above were applicable with the latest amendment completed in April 2020, as further discussed below.

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

In April 2020, the Company entered into Amendment No. 7 (“Amendment No.7”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for the Company's products. The terms of Amendment No.7, among other items, (i) suspend the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

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

Amendment No.7 prohibits draws under the Revolving Credit Facility (i) if the Company has not evidenced compliance with the financial covenants for the year ending December 31, 2021 by delivery of a compliance certificate within 90 days, and (ii) to the extent the draw would result in a consolidated cash balance of $100.0 million or greater (excluding cash held in China) through December 31, 2021, with the exception of draws to meet cash uses anticipated in the ordinary course of business that are expected to be paid within 10 days of the draw. Amendment No.7 also includes additional limitations on restricted payments, investments and other actions that are otherwise allowed under the 2016 Credit Agreement, with a $25.0 million carve-out for general investments. These limitations expire on December 31, 2021.

Amendment No.7 also includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility payable on a quarterly basis. The Company incurred total debt issuance costs in connection with Amendment No. 7 of $2.1 million, which were capitalized and included as a component of "Other non-current assets" on the Company's Consolidated Balance Sheets and will be amortized through the maturity of the Revolving Credit Facility.

As of March 31, 2021, the Company had $6.6 million in outstanding stand-by letters of credit and $213.4 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of March 31, 2021, the Company also had $1.3 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowings under the Revolving Credit Facility.

As of March 31, 2021, the Company was in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with the covenants in its Revolving Credit Facility, and in doing so has made estimates of the negative impact of the COVID-19 pandemic on its financial position, results of operations and cash flows. The Company believes it will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss "(AOCI") in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.4 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

Prior to 2020, the Company entered into interest rate swap agreements to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact from fluctuations in interest rates on future interest expense. These interest rate swap agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. The remaining interest rate swap agreement with a notional amount of $425.0 million matured in the first quarter of 2020.

The outstanding currency forward contracts which were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting are as follows:

Currency (in millions)	Units Hedged
	March 31,	December 31,
	2021	2020
Canadian Dollar	9.2	6.4
Euro	5.1	3.3
British Pound	3.2	6.1
Mexican Peso	92.4	92.8
Singapore Dollar	2.3	2.3

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended March 31,		Location	Three Months Ended March 31,
	2021	2020		2021	2020
Foreign currency exchange contracts	$(0.2)	$(1.1)	Cost of sales	$0.4	$(0.1)
Commodity contracts	—	—	Cost of sales	—	(0.5)
Total	$(0.2)	$(1.1)		$0.4	$(0.6)

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$199.0	$18.7	$214.1	$22.4
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$—	$—	$0.1

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$0.4	$—	$(0.1)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$(0.5)	$—

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

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations are as follows:

Derivative in net investment hedging relationship	Pretax gain/(loss) recognized in AOCI		Gain/(loss) reclassified from AOCI into income			Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Three Months Ended		Location	Three Months Ended		Location	Three Months Ended
	March 31,			March 31,			March 31,
	2021	2020		2021	2020		2021	2020
Interest rate swap contract	$—	$(0.8)	N/A	$—	$—	Other expense (income) — net	$—	$0.3
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

As of March 31, 2021, the Company had no outstanding commodity contracts which were not designated as hedging instruments. As of December 31, 2020, the Company had 35 and 18 metric tons of aluminum and copper, respectively, in outstanding commodity contracts that were not designated as hedging instruments.

The Company also had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency (in millions)	Contracted Units
	March 31,	December 31,
	2021	2020
Canadian Dollar	1.8	1.1
Euro	82.7	84.2
Swiss Franc	7.0	7.0
British Pound	22.5	1.0
Singapore Dollar	0.6	0.3
Mexican Peso	20.9	13.8

For the three months ended March 31, 2021 and March 31, 2020, the Company recognized an expense of $2.5 million and income of $2.0 million, respectively, related to foreign currency exchange contracts. For the three months ended March 31, 2020, the Company also recognized income of $0.5 million related to commodity contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense (income) — net in the Company's Consolidated Statements of Operations.

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		March 31,	December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.6	$1.1
Total derivatives designated as hedging instruments		$0.6	$1.1

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.7	$0.9
Total derivatives NOT designated as hedging instruments		$0.7	$0.9

Total asset derivatives		$1.3	$2.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		March 31,	December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$0.2
Total derivatives designated as hedging instruments		$0.2	$0.2

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$0.4
Total derivatives NOT designated as hedging instruments		$0.2	$0.4

Total liability derivatives		$0.4	$0.6

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

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3    Unobservable inputs for the asset or liability

Interim Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of March 31, 2021 and December 31, 2020, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 8, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $822.4 million and $814.9 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the Company's Senior Notes was approximately $438.3 million and $439.9 million as of March 31, 2021 and December 31, 2020, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value
	March 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$1.3	$—	$1.3
Total current assets at fair value	—	1.3	—	1.3
Total assets at fair value	$—	$1.3	$—	$1.3

Current liabilities:
Foreign currency exchange contracts	$—	$0.4	$—	$0.4
Total current liabilities at fair value	—	0.4	—	0.4
Total liabilities at fair value	$—	$0.4	$—	$0.4

(in millions)	Fair Value
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.0	$—	$2.0
Total current assets at fair value	—	2.0	—	2.0
Total assets at fair value	$—	$2.0	$—	$2.0

Current liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Total current liabilities at fair value	—	0.6	—	0.6
Total liabilities at fair value	$—	$0.6	$—	$0.6

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

See Note 5, "Goodwill and Other Intangible Assets — Net," for information regarding the impairment charge resulting from the fair value measurement of the Company's indefinite-lived intangible assets in the EMEA region performed on a nonrecurring basis as of March 31, 2020. The Company determined that the majority of the inputs used to value its EMEA region indefinite-lived intangible assets for the quarter ended March 31, 2020, were unobservable inputs that fall within Level 3 of the fair value hierarchy and include the following:

Long Term Growth Rate	2.0%
Discount Rate	12.0%
Pre-Tax Royalty Rate	1.50% - 2.25%

11. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of March 31, 2021 and December 31, 2020, the Company had reserved $39.6 million and $39.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 12, "Product Warranties," for further information.

As of March 31, 2021, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $1.5 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively, consisting of $0.7 million and $0.9 million, respectively, reserved for specific cases and $0.8 million reserved using actuarial methods and anticipated to have occurred but are not yet reported as of both March 31, 2021 and December 31, 2020. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of March 31, 2021 and December 31, 2020, the Company held reserves for environmental matters related to certain of its current and former facilities of $0.5 million and $0.8 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. As of March 31, 2021, there have been no other claims asserted for soil or groundwater contamination at any of the Company’s other facilities, but there can be no assurance that such claims will not arise in the future. The ultimate cost of any remediation that may be required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of March 31, 2021 and December 31, 2020, respectively, based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

As previously disclosed, the Company voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its continued analysis and testing of relevant records of import activity, a potential range of loss was both probable and reasonably estimable. As no amount within the range of loss was more likely than any other, the Company recorded a $3.1 million charge as of March 31, 2020, representing the low end of the range of potential loss. The Company continued its analysis and testing of import activity and relevant records throughout 2020 and updated the range of loss to reflect the status of the analysis and testing results as of each quarter-end. As of December 31, 2020, the Company concluded its analysis and testing of import activity and determined that an amount of $3.1 million was due to the CBP.

In February 2021, the Company submitted the completed analysis to CBP and remitted the aforementioned amount due. Significant judgment was required in determining the amounts due to the CBP and although the Company believes its estimate to be reasonable, no assurance can be given that the final outcome of this matter will be consistent with what has been recorded and remitted by the Company. To the extent that the final outcome of this matter is different than the amounts recorded, such differences will be recorded in the period in which such determination is made.

12. Product Warranties

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

The product warranty liability activity for the three months ended March 31, 2021 is as follows:

(in millions)
Balance as of December 31, 2020(1)	$39.9
Additions for issuance of warranties	6.5
Settlements (in cash or in kind)	(6.8)
Balance as of March 31, 2021(1)	$39.6
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $10.2 million and $10.0 million as of March 31, 2021 and December 31, 2020, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the extended warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets at both March 31, 2021 and December 31, 2020, was $1.9 million. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets at both March 31, 2021 and December 31, 2020, was $3.5 million.

13. Employee Benefit Plans

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

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions)	Three Months Ended March 31,
	2021		2020
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$0.6	$0.1	$1.0	$—
Expected return on assets	(0.8)	—	(1.0)	—
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of actuarial net loss	0.7	0.2	0.6	0.2
Net periodic benefit cost	$0.5	$0.2	$0.6	$0.1

The components of periodic benefit costs are included in "Other expense (income) — net" in the Consolidated Statements of Operations.

In March 2021, the American Rescue Plan Act of 2021 (the “Act”) was signed into law. The Act provides additional relief to companies and individuals impacted by the COVID-19 pandemic and includes a reduction of the required minimum contributions to U.S. Pension Plans for 2021. As a result of the Act, the Company's updated required minimum contributions for the year ending December 31, 2021 for the Pension Plans are $6.5 million, with no planned discretionary or non-cash contributions.

14. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate its long-term growth and margin targets and to refine its execution plans, which culminated in launching the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. The Company currently expects the Transformation Program to extend through 2021, however, the business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the timing and alter the execution costs and related savings the Company expects from this program. For the three months ended March 31, 2021 and 2020, the Transformation Program costs consist primarily of fees for consulting services.

The classification of the Company's Transformation Program expenses are as follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Transformation Program expense:
Cost of sales	$0.5	$0.8
Selling, general and administrative expenses	1.7	10.8
Total	$2.2	$11.6

Restructuring

The Company takes actions to improve operating efficiencies, typically in connection with recognizing cost synergies and rationalizing the cost structure of the Company, including actions associated with the Transformation Program. These actions generally include facility rationalization, headcount reductions and organizational integration activities resulting from discrete restructuring events, which are supported by approved plans for workforce reductions.

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2021 Plans	2020 Plans	2019 Plans	2018 and Previous Plans
	Workforce reductions	Workforce reductions	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2020	$—	$2.4	$0.2	$8.6	$11.2
Restructuring activities	0.1	—	0.1	—	0.2
Cash payments	—	(0.9)	(0.1)	(0.3)	(1.3)
Restructuring liability as of March 31, 2021	$0.1	$1.5	$0.2	$8.3	$10.1

As of March 31, 2021 and December 31, 2020, the current portion of the restructuring liability was $3.2 million and $4.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the long-term portion of the restructuring liability was $6.9 million and $7.2 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both March 31, 2021 and December 31, 2020, the long-term portion of the restructuring liability is for a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities and is expected to be satisfied in April of 2026 when the pension withdrawal obligation is scheduled to have been satisfied.

The Company's restructuring expense by segment is as follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Americas	$—	$2.2
EMEA	0.1	0.3
APAC	0.1	0.5
Corporate	—	0.7
Total restructuring activities	$0.2	$3.7

The Company's restructuring expense is reported in the Consolidated Statements of Operations as follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Cost of sales	$—	$0.1
Restructuring and other expense	0.2	3.6
Total restructuring activities	$0.2	$3.7

During the first quarter of 2021, the Company initiated the consolidation of a manufacturing facility in EMEA. As a result of this facility consolidation, the Company expects to incur total costs of $0.9 million associated with severance and related costs and inventory write-downs. During the first quarter of 2021, the Company recognized total costs of $0.1 million, which are included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the three months ended March 31, 2021 and expects to incur the remaining costs of $0.8 million during the remainder of the year ending December 31, 2021.

The Company also recognized final costs in connection with restructuring actions initiated during the fourth quarter of 2019 in the APAC region. These costs include $0.1 million of severance and related costs included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the three months ended March 31, 2021.

During the first quarter of 2020, the Company initiated restructuring actions to reduce operating expenses resulting from improved efficiencies gained from the execution of the Transformation Program. During the first quarter of 2020, the Company recognized $2.8 million of severance and related costs, consisting of $2.2 million in the Americas and $0.6 million in the Corporate division, which are included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the three months ended March 31, 2020.

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

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during either of the three months ended March 31, 2021 and 2020, respectively.

15. Accumulated Other Comprehensive Loss

Comprehensive (loss) income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	March 31,	December 31,
	2021	2020
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.4 million, respectively	$12.0	$19.1
Derivative instrument fair market value, net of income tax expense of $1.0 million and $1.1 million, respectively	(0.5)	—
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.4 million and $6.6 million, respectively	(38.2)	(38.6)
Total accumulated other comprehensive loss	$(26.7)	$(19.5)

The summary of changes in AOCI for the three months ended March 31, 2021 and 2020 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2020	$19.1	$—	$(38.6)	$(19.5)
Other comprehensive loss before reclassifications	(7.1)	(0.2)	(0.2)	(7.5)
Reclassifications	—	(0.4)	0.8	0.4
Tax effect of reclassifications	—	0.1	(0.2)	(0.1)
Net current period other comprehensive (loss) income	(7.1)	(0.5)	0.4	(7.2)
Balance as of March 31, 2021	$12.0	$(0.5)	$(38.2)	$(26.7)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
Other comprehensive (loss) income before reclassifications	(27.5)	(1.1)	1.4	(27.2)
Reclassifications	—	0.6	0.7	1.3
Tax effect of reclassifications	(0.7)	0.1	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(28.2)	(0.4)	2.0	(26.6)
Balance as of March 31, 2020	$(32.5)	$(2.0)	$(33.6)	$(68.1)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive (loss) income and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended March 31,		Location
	2021	2020
Losses on cash flow hedges:
Foreign currency exchange contracts	$0.4	$(0.1)	Cost of sales
Commodity contracts	—	(0.5)	Cost of sales
Losses on cash flow hedges, before tax	0.4	(0.6)
Tax effect	(0.1)	0.1	Income tax benefit
Losses on cash flow hedges, net of tax	$0.3	$(0.5)

Amortization of pension and postretirement items:
Amortization of prior service cost	$0.1	$0.1	Other expense (income) — net
Actuarial losses	(0.9)	(0.8)	Other expense (income) — net
Amortization of pension and postretirement items, before tax	(0.8)	(0.7)
Tax effect	0.7	0.1	Income tax expense (benefit)
Amortization of pension and postretirement items, net of tax	$(0.1)	$(0.6)

Total reclassifications, net of tax	$0.2	$(1.1)

16. Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing net earnings or (loss) by the weighted average number of common shares outstanding during the reported period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents, consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

As the Company reported net earnings for the three months ended March 31, 2021, basic and diluted earnings per share are calculated as outlined above. As the Company reported a net loss for the three month period ended March 31, 2020, basic loss per share is the same as diluted loss per share as the inclusion of potential shares of common stock would be antidilutive.

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding — Basic	141,622,281	141,430,614

Effect of dilutive securities:
Stock options	70,226	—
Unvested restricted stock units	496,605	—
Effect of dilutive securities	566,831	—
Weighted average shares outstanding — Diluted	142,189,112	141,430,614

For the three months ended March 31, 2021 there were 0.9 million securities excluded from the computation of earnings per share because the effect of including such securities would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

As a result of the Company's net loss for the three months ended March 31, 2020, all of the potentially issuable common stock was excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares. As of March 31, 2020, the total number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards is as follows:

March 31,
2020
Potential shares of common stock:
Stock options	2,372,495
Unvested restricted stock units	575,758
Unvested performance share units(1)	691,494
Total potential shares of common stock	3,639,747
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

17. Business Segments

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" metric. Adjusted Operating EBITDA, a non-GAAP financial measure, is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies and are not necessarily indicative of the results of operations that would have occurred had each operating business segment been an independent, stand-alone entity during the periods presented.

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "Earnings (loss) before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended March 31,
	2021	2020
Net sales:
Americas	$246.4	$250.5
EMEA	93.4	90.0
APAC	48.7	51.3
Elimination of intersegment sales	(71.7)	(62.9)
Total net sales	$316.8	$328.9

Segment Adjusted Operating EBITDA:
Americas	$50.3	$52.3
EMEA	14.6	13.6
APAC	6.8	8.2
Total Segment Adjusted Operating EBITDA	71.7	74.1
Corporate and unallocated expenses	(21.9)	(28.6)
Amortization expense	(10.5)	(10.0)
Depreciation expense	(5.4)	(5.2)
Transaction costs (1)	—	(0.1)
Other items (2)	—	(3.1)
Transformation Program expense (3)	(2.2)	(11.6)
Restructuring activities (4)	(0.2)	(3.7)
Loss from impairment and disposal of assets — net	—	(11.2)
Earnings from operations	31.5	0.6
Interest expense (5)	(18.7)	(22.4)
Other (expense) income — net (5)	(3.0)	6.5
Earnings (loss) before income taxes	$9.8	$(15.3)
(1) Transaction costs are associated with acquisition and integrated-related activities. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million for the three months ended March 31, 2020.

(2) Other items are costs which are not representative of the Company's operational performance. For the three months ended March 31, 2020, other items represent the changes in the loss contingency estimate of amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 11, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations.

(3) Transformation Program expense includes consulting and other costs associated with executing the Company's Transformation Program initiatives. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact on the Consolidated Statements of Operations.

(4) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of the Company's cost structure. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact on the Consolidated Statements of Operations.

(5) As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.1 million for the three months ended March 31, 2020 and has been reclassified to include as a component of "Interest expense" in the Company's Consolidated Statements of Operations.

Adjusted Operating EBITDA % by segment (6):
Americas	20.4%	20.9%
EMEA	15.6%	15.1%
APAC	14.0%	16.0%
(6) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended March 31,
	2021	2020
Third-party net sales by geographic area (7):
United States	$206.4	$204.4
Other Americas	16.9	18.5
EMEA	58.9	69.2
APAC	34.6	36.8
Total net sales by geographic area	$316.8	$328.9
(7) Third-party net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended March 31, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$182.3	$38.7	$221.0
EMEA	51.1	9.9	61.0
APAC	27.9	6.9	34.8
Total net sales	$261.3	$55.5	$316.8

(in millions)	Three Months Ended March 31, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$182.0	$36.1	$218.1
EMEA	56.0	15.6	71.6
APAC	32.0	7.2	39.2
Total net sales	$270.0	$58.9	$328.9

Total assets by geographic segment are as follows:

(in millions)	March 31,	December 31,
	2021	2020
Americas	$1,512.7	$1,488.0
EMEA	342.3	347.6
APAC	205.5	209.0
Corporate	105.0	97.0
Total assets	$2,165.5	$2,141.6

18. Subsidiary Guarantors and Senior Notes

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended March 31, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$226.1	$195.7	$(105.0)	$316.8
Cost of sales	—	163.5	140.5	(105.0)	199.0
Gross profit	—	62.6	55.2	—	117.8
Selling, general and administrative expenses	16.3	31.2	28.5	—	76.0
Amortization expense	—	7.0	3.1	—	10.1
Restructuring and other expense	—	—	0.2	—	0.2
(Loss) earnings from operations	(16.3)	24.4	23.4	—	31.5
Interest expense	20.1	0.2	(1.6)	—	18.7
Other (income) expense — net	(16.2)	(5.4)	13.1	11.5	3.0
Equity in earnings of subsidiaries	32.5	9.7	—	(42.2)	—
Earnings before income taxes	12.3	39.3	11.9	(53.7)	9.8
Income tax (benefit) expense	(7.1)	6.8	2.2	—	1.9
Net earnings	$19.4	$32.5	$9.7	$(53.7)	$7.9
Total other comprehensive loss, net of tax	(7.2)	(7.5)	(7.2)	14.7	(7.2)
Comprehensive income	$12.2	$25.0	$2.5	$(39.0)	$0.7

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$233.1	$210.9	$(115.1)	$328.9
Cost of sales	—	170.0	159.2	(115.1)	214.1
Gross profit	—	63.1	51.7	—	114.8
Selling, general and administrative expenses	18.1	32.8	35.6	—	86.5
Amortization expense	—	7.1	2.6	—	9.7
Restructuring and other expense	0.7	4.8	1.3	—	6.8
Loss from impairment and disposal of assets — net	—	—	11.2	—	11.2
(Loss) earnings from operations	(18.8)	18.4	1.0	—	0.6
Interest expense	21.9	0.2	0.3	—	22.4
Other (income) expense — net	(5.2)	(6.3)	5.0	—	(6.5)
Equity in earnings (loss) of subsidiaries	5.0	(4.4)	—	(0.6)	—
(Loss) earnings before income taxes	(30.5)	20.1	(4.3)	(0.6)	(15.3)
Income tax (benefit) expense	(15.4)	15.1	0.1	—	(0.2)
Net (loss) earnings	$(15.1)	$5.0	$(4.4)	$(0.6)	$(15.1)
Total other comprehensive loss, net of tax	(26.6)	(25.0)	(24.6)	49.6	(26.6)
Comprehensive loss	$(41.7)	$(20.0)	$(29.0)	$49.0	$(41.7)

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	March 31, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10.0	$3.6	$126.7	$—	$140.3
Restricted cash	—	—	0.5	—	0.5
Accounts receivable — net	0.3	83.9	90.3	—	174.5
Inventories — net	—	109.7	93.5	—	203.2
Prepaids and other current assets	24.6	3.6	21.9	(0.2)	49.9
Total current assets	34.9	200.8	332.9	(0.2)	568.4
Property, plant and equipment — net	14.3	70.2	45.1	—	129.6
Operating lease right-of-use assets	2.2	3.5	40.0	—	45.7
Goodwill	—	832.5	106.0	—	938.5
Other intangible assets — net	0.2	308.2	144.9	—	453.3
Intercompany long-term notes receivable	—	5.8	—	(5.8)	—
Due from affiliates	—	3,490.0	—	(3,490.0)	—
Investment in subsidiaries	4,518.4	—	—	(4,518.4)	—
Other non-current assets	8.9	3.6	17.5	—	30.0
Total assets	$4,578.9	$4,914.6	$686.4	$(8,014.4)	$2,165.5
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$46.8	$55.6	$(0.2)	$102.2
Accrued expenses and other liabilities	20.3	57.3	58.3	—	135.9
Current portion of long-term debt and finance leases	—	0.5	0.6	—	1.1
Product warranties	—	18.7	10.7	—	29.4
Total current liabilities	20.3	123.3	125.2	(0.2)	268.6
Long-term debt and finance leases	1,444.6	0.2	0.7	—	1,445.5
Deferred income taxes	43.9	(0.7)	31.7	—	74.9
Pension and postretirement health liabilities	11.9	10.2	3.2	—	25.3
Intercompany long-term notes payable	5.8	—	—	(5.8)	—
Due to affiliates	2,759.9	—	730.1	(3,490.0)	—
Investment in subsidiaries	—	244.4	—	(244.4)	—
Operating lease liabilities	2.0	2.1	32.4	—	36.5
Other long-term liabilities	12.9	16.7	7.5	—	37.1
Total non-current liabilities	4,281.0	272.9	805.6	(3,740.2)	1,619.3
Total equity (deficit)	277.6	4,518.4	(244.4)	(4,274.0)	277.6
Total liabilities and equity	$4,578.9	$4,914.6	$686.4	$(8,014.4)	$2,165.5

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	December 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.6	$—	$116.6	$(0.2)	$125.0
Restricted cash	—	—	0.4	—	0.4
Accounts receivable — net	0.4	72.0	93.5	—	165.9
Inventories — net	—	83.4	97.2	—	180.6
Prepaids and other current assets	24.2	2.5	23.4	—	50.1
Total current assets	33.2	157.9	331.1	(0.2)	522.0
Property, plant and equipment — net	14.2	70.6	44.3	—	129.1
Operating lease right-of-use assets	2.2	3.9	41.4	—	47.5
Goodwill	—	832.4	110.5	—	942.9
Other intangible assets — net	0.2	315.6	153.8	—	469.6
Intercompany long-term notes receivable	—	5.8	9.9	(15.7)	—
Due from affiliates	—	3,509.9	—	(3,509.9)	—
Investment in subsidiaries	4,485.8	—	—	(4,485.8)	—
Other non-current assets	8.3	4.4	17.8	—	30.5
Total assets	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$44.0	$42.5	$(0.1)	$86.4
Accrued expenses and other liabilities	33.6	66.1	64.5	—	164.2
Current portion of long-term debt and finance leases	—	0.4	0.6	—	1.0
Product warranties	—	19.7	10.2	—	29.9
Total current liabilities	33.6	130.2	117.8	(0.1)	281.5
Long-term debt and finance leases	1,406.7	0.3	0.8	—	1,407.8
Deferred income taxes	43.4	—	33.1	—	76.5
Pension and postretirement health liabilities	12.9	10.2	4.7	—	27.8
Intercompany long-term notes payable	15.7	—	—	(15.7)	—
Due to affiliates	2,743.0	—	766.9	(3,509.9)	—
Investment in subsidiaries	—	254.2	—	(254.2)	—
Operating lease liabilities	2.1	2.3	33.3	—	37.7
Other long-term liabilities	13.4	17.5	6.4	—	37.3
Total non-current liabilities	4,237.2	284.5	845.2	(3,779.8)	1,587.1
Total equity (deficit)	273.1	4,485.8	(254.2)	(4,231.7)	273.0
Total liabilities and equity	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(42.5)	$(14.8)	$40.7	$0.2	$(16.4)
Cash flows from investing activities
Capital expenditures	(0.6)	(1.4)	(2.7)	—	(4.7)
Intercompany investment	—	19.9	(27.0)	7.1	—
Net cash (used in) provided by investing activities	(0.6)	18.5	(29.7)	7.1	(4.7)
Cash flows from financing activities
Proceeds from long-term debt	58.0	—	—	—	58.0
Repayments on long-term debt and finance leases	(21.0)	(0.1)	(0.2)	—	(21.3)
Exercises of stock options	0.5	—	—	—	0.5
Payments on tax withholdings for equity awards	(0.1)	—	—	—	(0.1)
Intercompany financing	7.1	—	—	(7.1)	—
Net cash provided by (used in) financing activities	44.5	(0.1)	(0.2)	(7.1)	37.1
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Net increase in cash and cash equivalents and restricted cash	1.4	3.6	10.2	0.2	15.4
Balance at beginning of period	8.6	—	117.0	(0.2)	125.4
Balance at end of period	$10.0	$3.6	$127.2	$—	$140.8

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(69.7)	$(4.5)	$1.7	$—	$(72.5)
Cash flows from investing activities
Capital expenditures	—	(4.5)	(1.1)	—	(5.6)
Intercompany investment	—	7.6	(7.1)	(0.5)	—
Other	(3.9)	—	—	—	(3.9)
Net cash (used in) provided by investing activities	(3.9)	3.1	(8.2)	(0.5)	(9.5)
Cash flows from financing activities
Proceeds from long-term debt	128.0	—	—	—	128.0
Repayments on long-term debt and finance leases	(23.0)	(0.2)	(0.1)	—	(23.3)
Exercises of stock options	1.1	—	—	—	1.1
Payments on tax withholdings for equity awards	(0.7)	—	—	—	(0.7)
Intercompany financing	(0.5)	—	—	0.5	—
Net cash provided by (used in) financing activities	104.9	(0.2)	(0.1)	0.5	105.1
Effect of exchange rate changes on cash	—	—	(5.3)	—	(5.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	31.3	(1.6)	(11.9)	—	17.8
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$42.0	$(0.9)	$107.4	$—	$148.5

19. Subsequent Event

On April 20, 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with The Middleby Corporation ("Middleby"), Middleby Marshall Inc., a wholly owned subsidiary of Middleby ("Acquiror") and Mosaic Merger Sub, Inc., a wholly owned subsidiary of the Acquiror ("Merger Sub"). At the time of the merger, Merger Sub will merge with and into Welbilt, Inc., with the Company surviving as an indirect wholly owned subsidiary of Middleby (the "Merger"). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock, $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.1240 shares of validly issued, fully paid and non-assessable shares of common stock, par value $0.01 per share, of Middleby common stock. Upon closing of the Merger, Middleby stockholders will own approximately 76% and the Company's stockholders will own approximately 24% of the combined company.

The respective boards of directors of the Company and Middleby have unanimously approved the Merger Agreement. The board of directors of the Company have agreed to recommend that the Company’s stockholders adopt the Merger Agreement, and the board of directors of Middleby have agreed to recommend that Middleby’s stockholders approve the issuance of the shares of Middleby Common Stock in connection with the Merger.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (iii) there being no law or order prohibiting consummation of the Merger, (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (v) compliance by the parties in all material respects with their respective covenants, and (vi) the absence of a material adverse effect with respect to each of the Company and Middleby. The completion of the Merger is not conditioned upon receipt of financing by Middleby and the Merger is expected to close in late 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Cautionary Statements Regarding Forward-Looking Information" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measures” below. The financial condition, results of operations and cash flows discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are those of Welbilt, Inc. and its consolidated subsidiaries, collectively, the "Company," "Welbilt," "we," "our" or "us."

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

We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Russia, Africa and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam. We are required to prepare and present our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"). These geographic business segments represent the level at which separate financial information is available and which is used by management to assess operating performance and allocate resources. In addition to GAAP financial measures, we also evaluate our segment performance based upon Adjusted Operating EBITDA (a non-GAAP measure). See the definition of Adjusted Operating EBITDA and other non-GAAP measures used by management within the section titled "Non-GAAP Financial Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Note 17, "Business Segments," of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our geographic business segments.

Executive Summary

Merger with The Middleby Corporation

On April 20, 2021, we entered into an Agreement and Plan of Merger ("Merger Agreement) with The Middleby Corporation ("Middleby"). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock, $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 0.1240 shares of validly issued, fully paid and non-assessable shares of common stock, par value $0.01 per share, of Middleby common stock. Upon closing of the Merger, Middleby stockholders will own approximately 76% and our stockholders will own approximately 24% of the combined company. The Merger with Middleby is also referred to in this document as the "Transaction".

Our board of directors and Middleby's board of directors have unanimously approved the Merger Agreement, our board of directors has agreed to recommend that our stockholders adopt the Merger Agreement and the board of directors of Middleby has agreed to recommend that Middleby’s stockholders approve the issuance of the shares of Middleby Common Stock in connection with the Merger.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (iii) there being no law or order prohibiting consummation of the Merger, (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (v) compliance by the parties in all material respects with their respective covenants, and (vi) the absence of a material adverse effect with respect to us and Middleby. The completion of the Merger is not conditioned upon receipt of financing by Middleby and the Merger is expected to close in late 2021.

Financial Results Highlights

Highlights of our financial results as of and for the three months ended March 31, 2021, and for select line items, as compared to the same period of the prior year, are as follows:

•Net sales were $316.8 million, a decrease of 3.7%.

•Organic net sales (a non-GAAP measure) were $309.1 million, a decrease of 6.0%.

•Gross profit (as a percentage of net sales) was 37.2% compared to 34.9% for the same quarter of 2020.

•Earnings from operations were $31.5 million, an increase of $30.9 million.

•Adjusted Operating EBITDA (a non-GAAP measure) was $49.8 million, an increase of 9.5% while Adjusted Operating EBITDA margin (a non-GAAP measure) was 15.7% compared to 13.8% for the same quarter of 2020.

•Net earnings were $7.9 million and Adjusted Net Earnings (a non-GAAP measure) was $11.9 million.

•Diluted net earnings per share was $0.06 and Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.08.

•As of March 31, 2021, our total liquidity was $353.7 million, consisting of $140.3 million of cash and cash equivalents and $213.4 million available for additional borrowing under our senior secured revolving credit facility, to the extent we are compliant with financial covenants which permit such borrowings. This compares to liquidity of $375.0 million as of December 31, 2020.

•Our total outstanding long-term debt, excluding finance leases, as of March 31, 2021 was $1,460.0 million.

The following is a summary of factors that impacted our operating results and liquidity during the three months ended March 31, 2021.

Impact of COVID-19 Pandemic on our Business

The ongoing COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, social distancing measures and mandated business limitations and closures. These measures resulted in a disruption in the foodservice industry including substantial restaurant closures, and, as a result, in commercial foodservice equipment markets across the geographies in which we operate.

The exact timing and pace of the recovery from the COVID-19 pandemic is indeterminable, as certain geographic markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, including new strains of the virus, while others, particularly international markets, remain closed or are enforcing extended public health measures. The impact of the COVID-19 pandemic is fluid and continues to evolve, and the speed of recovery for the commercial foodservice equipment industry also remains uncertain. In order to protect the interests of our stakeholders and ensure the viability of our business, we have taken numerous actions during these disruptions in order to protect our employees, customers, suppliers and stockholders including:

•implementing health and safety measures,
•reviewing operating costs, adjusting budgets and reducing discretionary spending,
•reducing hiring activities, adjusting compensation and benefits and furloughing employees consistent with reductions in product demand and manufacturing levels,
•adjusting the operating schedules of our manufacturing plants based on governmental requirements, health, safety and demand factors,
•canceling non-essential travel plans,
•evaluating our supply chain, determining critical raw material requirements and identifying additional suppliers beyond our first-tier suppliers,
•amending covenants governing our debt agreements to maintain compliance, and
•obtaining government assistance, where applicable. During the three months ended March 31, 2021, we met the requirements in certain jurisdictions to receive a total of $1.8 million of government assistance in the form of cash, cost abatements and retention credits, with $1.9 million of the total government assistance received recorded as a receivable at March 31, 2021.

Our Company's first quarter 2021 net sales, earnings from operations and cash flows all improved in comparison to the second quarter of 2020, which was the first full quarter of operations subsequent to the World Health Organization declaring the outbreak of COVID-19 as a global pandemic in March 2020. While the commercial foodservice industry has continued to gradually recover from the negative impacts of the COVID-19 pandemic, the extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries where we operate globally, the distribution of COVID-19 vaccines, emergence of new strains of the virus, and the timing of the resumption of economic activity to pre-pandemic levels. During the first quarter of 2021, we began to see increases in the cost of specific commodities, components and parts purchased, including the impact of rising inflation rates and tariffs, compared to the first three months of fiscal 2020. We anticipate that the average cost of commodities, components and parts purchased, including the impact of rising inflation and tariffs, for the remainder of fiscal 2021 will be higher than the costs experienced during the comparable period of the year ended December 31, 2020.

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

The American Rescue Plan Act of 2021 was enacted on March 11, 2021 and, among other things, includes a second extension of the payroll support program provided under the CARES Act, which we will apply for as applicable.

Strategic Objectives

While our strategic objectives are long-term and remain intact, the execution of the Merger Agreement with Middleby and the uncertainty surrounding the COVID-19 pandemic will impact the extent and timing of our execution of these objectives. As such, our strategic objectives continue to include achieving sustainable growth globally and increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing longer-term strategic partnerships, growing our customer base and expanding the frontiers of foodservice innovation, as well as attracting and developing industry-leading talent.

Our specific strategic objectives include:

•Achieve profitable growth: We intend to grow sales organically with our best-in-class foodservice equipment portfolio of products and an integrated kitchen solution approach. While organic growth across all three of our regions is our first priority, we may selectively pursue strategic partnerships as our capital structure allows in the future. Our industry is fragmented, and we believe there is significant opportunity for consolidation through partnerships and other strategic relationships to drive growth.

•Business Transformation Program Update: We are continuing the execution of the Business Transformation Program ("Transformation Program") to maintain and increase productivity gains and material cost reductions. We are encouraged by our progress to date and are committed to completing the activities included within the scope of the Transformation Program by the end of 2021 as originally planned. We remain confident in our ability to achieve the $75.0 million of annualized savings when our sales and volume levels return to pre-pandemic levels.

Our Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We expect to conclude the planned execution actions of the Transformation Program by the end of 2021 and anticipate incurring total consulting costs, restructuring charges, and other related transformation expenses of $70.0 to $75.0 million from the inception of the program through 2021. However, the timing of realizing the full savings will be delayed until sales and manufacturing volumes return to pre-COVID levels. We may update our timing and cost estimates as the circumstances surrounding the pandemic and the foodservice industry recovery evolve.

In connection with the ongoing execution of the Transformation Program, we incurred $2.2 million of consulting and other related Transformation Program costs for the three months ended March 31, 2021. We have also incurred $0.2 million of restructuring charges during the three months ended March 31, 2021, intended to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program. We have incurred total costs of $69.8 million from the inception of the Transformation Program through March 31, 2021 and have settled these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2021	2020	$	%
Net sales	$316.8	$328.9	$(12.1)	(3.7)%
Cost of sales	199.0	214.1	(15.1)	(7.1)%
Gross profit	117.8	114.8	3.0	2.6%
Gross margin (% of Net sales)	37.2%	34.9%		2.3%
Selling, general and administrative expenses	76.0	86.5	(10.5)	(12.1)%
Amortization expense	10.1	9.7	0.4	4.1%
Restructuring and other expense	0.2	6.8	(6.6)	(97.1)%
Loss from impairment and disposal of assets — net	—	11.2	(11.2)	(100.0)%
Earnings from operations	31.5	0.6	30.9	5,150.0%
Interest expense	18.7	22.4	(3.7)	(16.5)%
Other expense (income) — net	3.0	(6.5)	(9.5)	(146.2)%
Earnings (loss) before income taxes	9.8	(15.3)	25.1	164.1%
Income tax expense (benefit)	1.9	(0.2)	2.1	N/M
Net earnings (loss)	$7.9	$(15.1)	$23.0	152.3%
N/M - Not Meaningful

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions)	Three Months Ended March 31,		Change
	2021	2020	$	%
Americas	$246.4	$250.5	$(4.1)	(1.6)%
EMEA	93.4	90.0	3.4	3.8%
APAC	48.7	51.3	(2.6)	(5.1)%
Elimination of intersegment sales	(71.7)	(62.9)	(8.8)	(14.0)%
Total net sales	$316.8	$328.9	$(12.1)	(3.7)%

Net sales totaled $316.8 million for the three months ended March 31, 2021 representing a decrease of $12.1 million, or 3.7%, compared to the same period of the prior year. The decrease in net sales was primarily the result of decreased volumes largely due to a decrease in general market demand and to a much lesser extent decreased KitchenCare aftermarket sales, both of which were negatively impacted by the ongoing COVID-19 pandemic on foodservice providers globally and the resulting decrease in demand for our products. This decrease was partially offset by increased net pricing and increased volumes related to rollouts with large chain customers as we move forward with the growth and expansion efforts that were disrupted as a result of the COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2021 by $7.7 million as compared to the three months ended March 31, 2020.

Net sales in the Americas segment for the three months ended March 31, 2021 decreased $4.1 million, or 1.6%, compared to the same period of the prior year. The decrease in net sales was primarily driven by decreased volumes largely due to a decrease in general market demand and a $7.0 million decrease in intersegment sales, both of which were significantly impacted by the ongoing COVID-19 pandemic on foodservice providers in the Americas and the resulting decrease in demand for our products. This decrease was partially offset by an increase in third-party net sales of $2.9 million and an increase in net pricing. The increase in third-party sales was primarily driven by an increase in KitchenCare aftermarket sales and increased volumes related to rollouts with large chain customers. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2021 by $1.4 million as compared to the same period of the prior year.

Net sales in the EMEA segment for the three months ended March 31, 2021 increased $3.4 million, or 3.8%, compared to the same period of the prior year. The increase in net sales was primarily driven by a $14.0 million increase in intersegment sales due primarily to the America's rollout with large chain customers discussed above. This increase was partially offset by a decrease in third-party net sales of $10.6 million, which was primarily driven by decreased volumes in the general market and decreased KitchenCare aftermarket sales, both of which were significantly impacted by the ongoing COVID-19 pandemic on foodservice providers in EMEA and the resulting decrease in demand for our products. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2021 by $5.2 million.

Net sales in the APAC segment for the three months ended March 31, 2021 decreased $2.6 million, or 5.1%, compared to the same period of the prior year. The decrease in net sales was primarily driven by decreased third-party net sales of $4.4 million driven by decreased volumes in the general market demand and decreased KitchenCare aftermarket sales, which were significantly impacted by the COVID-19 pandemic on foodservice providers and the resulting decrease in demand for our products. The decrease was partially offset by an increase in intersegment sales of $1.8 million. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2021 by $1.1 million as compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended March 31, 2021 totaled $117.8 million, an increase of $3.0 million, or 2.6%, compared to the same period of the prior year. This increase was primarily driven by: (i) $7.7 million of favorable labor and other manufacturing costs and $5.4 million of favorable material costs, primarily driven by the realizations of our efforts associated with the Transformation Program which are partially offset by inflationary pressures experienced during the first quarter of 2021, (ii) $4.2 million of positive foreign currency translation impact, and (iii) a $3.2 million favorable impact from increased net pricing. These favorable impacts were partially offset by: (i) a $12.6 million unfavorable impact from decreased product volumes and mix, (ii) a $3.5 million unfavorable impact from increased inbound freight costs resulting from the macroeconomic impacts of the COVID-19 pandemic to the supply chain and (iii) a $1.2 million unfavorable impact from increased tariffs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended March 31, 2021 totaled $76.0 million, a decrease of $10.5 million, or 12.1%, compared to the same period of the prior year. This decrease is primarily due to: (i) $9.1 million lower third-party consulting costs incurred in connection with our Transformation Program (ii) $2.5 million of lower travel and other controllable costs, (iii) $2.4 million of lower marketing and commission costs, primarily attributable to lower sales volumes, (iv) $0.7 million of lower professional fees and (v) $0.3 million lower of depreciation expense. The impact of these decreases were partially offset by $2.4 million of increased employee-related costs, comprised primarily of $2.2 million of increased stock compensation costs and a $1.8 million unfavorable foreign currency translation impact as compared to the same period of the prior year.

Restructuring and other expense

"Restructuring and other expense" for the three months ended March 31, 2021 were $0.2 million, as a result of a restructuring plan initiated during the first quarter of 2021 for the consolidation of a manufacturing facility in EMEA and final costs associated with a restructuring action initiated during the fourth quarter of 2019 in the APAC region.

"Restructuring and other expenses" for the three months ended March 31, 2020 were $6.8 million, consisting of $3.7 million of severance and related costs and a $3.1 million loss contingency charge. The severance and related costs were associated with workforce reductions in the Americas and Corporate and a limited management restructuring to reduce operating expenses in response to the negative impact of the global COVID-19 pandemic on our operations as well as restructuring actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 11, "Contingencies and Significant Estimates," for further information.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2021	2020	$	%
Americas	$50.3	$52.3	$(2.0)	(3.8)%
EMEA	14.6	13.6	1.0	7.4%
APAC	6.8	8.2	(1.4)	(17.1)%
Total Segment Adjusted Operating EBITDA	71.7	74.1	(2.4)	(3.2)%
Less: Corporate and unallocated expenses	(21.9)	(28.6)	6.7	23.4%
Total Adjusted Operating EBITDA	$49.8	$45.5	$4.3	9.5%

Adjusted Operating EBITDA margin (1)	15.7%	13.8%		1.9%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended March 31, 2021 decreased by $2.0 million, or 3.8%. This decrease was primarily the result of $14.1 million of unfavorable product volumes and mix and $3.1 million of unfavorable inbound freight costs and $1.2 million of increased tariffs, both resulting from the macroeconomic impacts to the supply chain as a result of the COVID-19 pandemic. The impact of these decreases were partially offset by (i) $5.4 million of lower in materials costs and $6.4 million of decreases in labor and other manufacturing costs, both primarily driven by the realizations of our efforts associated with the Transformation Program which are partially offset by inflationary pressures experienced during the first quarter of 2021, (ii) $2.2 million favorable impact from net pricing, (iii) $1.6 million of lower marketing and commissions costs and (iv) $0.8 million of favorable foreign currency translation impact.

Adjusted Operating EBITDA in the EMEA segment for the three months ended March 31, 2021 increased by $1.0 million, or 7.4%. This increase was primarily the result of: (i) a $1.3 million of favorable foreign currency translation impact, (ii) $1.1 million of lower employee-related travel and other controllable costs, (iii) $0.7 million of lower marketing and commissions costs and (iv) $0.6 million of lower professional fees. The impact of these favorable items were partially offset by $2.1 million of decreased net pricing and product volumes and $0.9 million higher materials and other manufacturing costs.

Adjusted Operating EBITDA in the APAC segment for the three months ended March 31, 2021 decreased by $1.4 million, or 17.1%. This decrease was primarily driven by $1.1 million lower product volumes and $0.5 million of unfavorable manufacturing costs. These decreases were partially offset by $0.4 million of favorable foreign currency translation impact.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the geographic business segments. For the three months ended March 31, 2021, corporate and unallocated expenses decreased by $6.7 million, or 23.4%. This decrease was primarily driven by an $8.1 million decrease in the elimination of profit in inventory resulting from lower intercompany inventory on hand and a $2.2 million decrease in travel and other controllable costs. These decreases were partially offset by $3.6 million of increased employee-related costs, comprised primarily of $2.2 million increased stock compensation costs.

Analysis of Non-Operating Income Statement Items

For the three months ended March 31, 2021, "Interest expense" was $18.7 million, a $3.7 million decrease as compared to the same period of the prior year, primarily driven by a decrease in the average borrowings outstanding and an overall decrease in the weighted average interest rate of outstanding debt resulting from a decrease in LIBOR during the current period.

For the three months ended March 31, 2021, "Other expense (income) — net" was an expense of $3.0 million, compared to income of $6.5 million for the same period of the prior year. The decrease of $9.5 million is primarily the result of higher net foreign currency losses compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended March 31, 2021, we recorded a $1.9 million income tax expense, reflecting a 19.4% effective tax rate, compared to a $0.2 million income tax benefit for the three months ended March 31, 2020, reflecting a 1.3% effective tax rate. The change in the effective tax rate for the three months ended March 31, 2021 compared to the same period of the prior year is primarily the result of our increase in earnings, changes in discrete tax items as a result of the change in uncertain tax positions, CARES Act net operating loss carryback provisions enacted in 2020 and the relative weighting of jurisdictional income and loss. For the three months ended March 31, 2021, the income tax provision is primarily related to the relative weighting of jurisdictional income and loss.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet our working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of March 31, 2021, our total liquidity was $353.7 million, consisting of $140.3 million of cash and cash equivalents and $213.4 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings, compared to total liquidity of $375.0 million as of December 31, 2020. Our liquidity generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of the historically higher sales period in the spring and early summer months.

As of March 31, 2021, approximately 90% of our cash and cash equivalents and restricted cash were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to maintain cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

The expectations for our future cash needs are currently expected to be primarily related to operating activities, inclusive of capital investments, working capital and debt service. We estimate that our capital expenditures will be between $33.0 million and $37.0 million for the year ending December 31, 2021. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, including the future impact of the COVID-19 pandemic on our operating results, and competitive, legislative and regulatory factors, among other considerations. Our ability to satisfy our cash requirements depends on our ongoing ability to generate and, if necessary, raise cash. In response to the global COVID-19 pandemic throughout 2020 and the first quarter of 2021, we actioned contingency plans for our operations and took what we believe to be appropriate steps to reduce operating expenses and capital spending, including reductions in the size of our workforce and temporary employee furloughs. We expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

Our access to, and the availability of, financing on acceptable terms in the future may be affected by many factors including the overall liquidity in the financial and capital markets, the state of the economy, the closing of the Merger Agreement with Middleby and our credit rating. The ongoing COVID-19 pandemic, which has continued to cause volatility in the capital markets, could also impact our ability to pursue additional financing opportunities in the future. Moreover, we are unable to quantify the ultimate severity or duration of the impact of the COVID-19 pandemic on our operational and financial performance, which could have an adverse impact on our results of operations, cash flows and financial position, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our Revolving Credit Facility.

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of March 31, 2021 totaled $140.8 million, an increase of $15.4 million from the December 31, 2020 balance of $125.4 million.

The table below summarizes our cash flows:

(in millions)	Three Months Ended March 31,		Change
	2021	2020
Cash (used in) provided by:
Operating activities	$(16.4)	$(72.5)	$56.1
Investing activities	(4.7)	(9.5)	4.8
Financing activities	37.1	105.1	(68.0)
Effect of exchange rate changes on cash	(0.6)	(5.3)	4.7
Net increase in cash and cash equivalents and restricted cash	$15.4	$17.8	$(2.4)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $16.4 million, consisting primarily of $23.7 million use of cash related to an increase in inventory, $12.8 million use of cash for rebate payments to customers, a $10.5 million use of cash related to a net increase in accounts receivable, $1.3 million use of cash for the settlement of restructuring activities, a $0.9 million net use of cash for professional fees and a change in deferred income taxes of $0.2 million. These outflows were partially offset by net income of $7.9 million, adjusted for non-cash charges of $20.4 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation. Additionally, there were net cash inflows of $4.6 million associated with the timing of other current and long-term liabilities, other assets and trade accounts payable.

Cash used in operating activities for the three months ended March 31, 2020 was $72.5 million, consisting primarily of a net loss of $15.1 million and a use of cash of $104.6 million related to the timing of accounts receivables, inventories, other assets and other current and long-term liabilities. These outflows were partially offset by a cash inflow of $11.7 million resulting from an increase in trade accounts payable, non-cash charges of $17.3 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation, an $11.2 million non-cash impairment charge on trademarks and tradenames in the EMEA segment and a non-cash inflow of $7.0 million for changes in deferred income taxes.

Investing Activities

Cash used in investing activities of $4.7 million for the three months ended March 31, 2021 was for capital expenditures.

Cash used in investing activities of $9.5 million for the three months ended March 31, 2020 consisted of capital expenditures of $5.6 million and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 of $37.1 million consisted primarily of $36.7 million of net borrowings on long-term debt and finance leases.

Cash provided by financing activities for the three months ended March 31, 2020 of $105.1 million consisted primarily of net borrowings on long-term debt and finance leases of $104.7 million.

Financing Resources

Our primary financing resources consist of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of March 31, 2021 are set forth below.

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

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants will be reinstated at modified levels as compared to the covenants that were in effect beginning June 30, 2020 and will phase-in to the pre-amendment covenant levels by the fourth quarter of 2021.

As of March 31, 2021, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of March 31, 2021. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

Covenant Compliance

As discussed above, in April 2020, we entered into an Amendment to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility for periods subsequent to March 31, 2020. The 2016 Credit Agreement and indenture governing the Senior Notes contains limitations on our ability to effect mergers and change of control events as well as certain other limitations, including limitations on: (i) the declaration and payment of dividends or other restricted payments, (ii) incurrence of additional indebtedness or issuing preferred stock, (iii) the creation or existence of certain liens, (iv) incurrence of restrictions on the ability of certain of our subsidiaries to pay dividends or other payments, (v) transactions with affiliates and (vi) sales of assets.

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of March 31, 2021. We continually monitor our compliance with the covenants in our Revolving Credit Facility, and in doing so have made estimates of the negative impact of the COVID-19 pandemic on our financial position, results of operations and cash flows. We believe we will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on our business, management's estimates of the achievement of our financial covenants may change in the future.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	March 31,	December 31,
	2021	2020
Revolving Credit Facility	$180.0	$143.0
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,460.0	$1,423.0

Further information regarding our financing resources can be found in Part I, Item I of this Form 10-Q in Note 8, "Debt," of the Notes to the Consolidated Financial Statements.

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Free Cash Flow

We refer to "Free Cash Flow", a non-GAAP measure, as our net cash provided by or used in operating activities less capital expenditures. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund our debt repayments, acquisitions, dividends and share repurchases, if any. Free Cash Flow reconciles to net cash used in operating activities included in our Consolidated Statements of Cash Flows presented in accordance with U.S. GAAP, as follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(16.4)	$(72.5)
Capital expenditures	(4.7)	(5.6)
Free Cash Flow	$(21.1)	$(78.1)

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, we also review our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, Transformation Program expense and certain other items, which are non-operating and unusual in nature. We use Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. We consider it important that investors review the same operating information used by us. Our Adjusted Operating EBITDA reconciles to net earnings (loss) as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended March 31,
	2021	2020
Net earnings (loss)	$7.9	$(15.1)
Income tax expense (benefit)	1.9	(0.2)
Other expense (income) — net(1)	3.0	(6.5)
Interest expense (1)	18.7	22.4
Earnings from operations	31.5	0.6
Loss from impairment and disposal of assets — net	—	11.2
Restructuring activities (2)	0.2	3.7
Amortization expense	10.5	10.0
Depreciation expense	5.4	5.2
Transformation Program expense (3)	2.2	11.6
Transaction costs (4)	—	0.1
Other items (5)	—	3.1
Total Adjusted Operating EBITDA	$49.8	$45.5

Adjusted Operating EBITDA margin (6)	15.7%	13.8%
(1) As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.1 million for the three months ended March 31, 2020 and has been reclassified to include as a component of "Interest expense" in our Consolidated Statements of Operations.
(2) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(4) Transaction costs are associated with acquisition and integrated-related activities. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million for the three months ended March 31, 2020.
(5) Other items are costs which are not representative of our operational performance. For the three months ended March 31, 2020, other items represent the changes in the loss contingency estimate of amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 11, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations.
(6) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

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

(in millions, except per share data)	Three Months Ended March 31,
	2021	2020
Net earnings (loss)	$7.9	$(15.1)
Loss from impairment and disposal of assets — net	—	11.2
Restructuring activities (1)	0.2	3.7
Transformation Program expense (2)	2.2	11.6
Transaction costs (3)	—	0.1
Other items (4)	—	3.1
Foreign currency transaction loss (gain) (5)	2.8	(7.7)
Tax effect of adjustments (6)	(1.2)	(5.5)
Total Adjusted Net Earnings	$11.9	$1.4

Per share basis
Diluted net earnings (loss)	$0.06	$(0.11)
Loss from impairment and disposal of assets — net	—	0.08
Restructuring activities (1)	—	0.03
Transformation Program expense (2)	0.01	0.08
Other items (4)	—	0.02
Foreign currency transaction loss (gain) (5)	0.02	(0.05)
Tax effect of adjustments (6)	(0.01)	(0.04)
Total Adjusted Diluted Net Earnings	$0.08	$0.01
(1) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs are associated with acquisition and integrated-related activities. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.1 million for the three months ended March 31, 2020.
(4) Other items are costs which are not representative of our operational performance. For the three months ended March 31, 2020, other items represent the changes in the loss contingency estimate of amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses." Refer to Note 11, "Contingencies and Significant Estimates" for discussion of the impact to the Consolidated Statements of Operations.
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended March 31,
	2021	2020
Consolidated:
Net sales	$388.5	$391.8
Less: Intersegment sales	(71.7)	(62.9)
Net sales (as reported)	316.8	328.9
Impact of foreign currency translation(1)	(7.7)	—
Organic net sales	$309.1	$328.9

Americas:
Net sales	$246.4	$250.5
Less: Intersegment sales	(25.4)	(32.4)
Third-party net sales	221.0	218.1
Impact of foreign currency translation(1)	(1.4)	—
Total Americas organic net sales	$219.6	$218.1

EMEA:
Net sales	$93.4	$90.0
Less: Intersegment sales	(32.4)	(18.4)
Third-party net sales	61.0	71.6
Impact of foreign currency translation(1)	(5.2)	—
Total EMEA organic net sales	55.8	$71.6

APAC:
Net sales	$48.7	$51.3
Less: Intersegment sales	(13.9)	(12.1)
Third-party net sales	34.8	39.2
Impact of foreign currency translation(1)	(1.1)	—
Total APAC organic net sales	$33.7	$39.2
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for discussion of recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example, statements about the potential future impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), our ability to meet working capital needs and cash requirements over the next 12 months; our ability to realize savings from reductions in force and other cost saving measures; compliance with the financial covenants under our credit facility; our ability to obtain financial and tax benefits from the CARES Act; our expectations regarding future results; descriptions of the Business Transformation Program ("Transformation Program"), including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of condition and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "future," "likely," "on track to deliver," "gaining momentum," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and in our other filings with the SEC. The COVID-19 pandemic amplifies many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•unexpected issues affecting our current and future effective tax rate, including, but not limited to, tariffs, global tax policies, tax reform, tax legislation, Organization for Economic Cooperation and Development ("OECD") initiatives, including the global anti-base erosion ("GloBE") Pillar Two proposal envisaging global minimum taxation;
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
•the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits, including without limitation those disclosed in Note 13, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020;
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
•factors affecting demand for foodservice equipment, including impacts of the COVID-19 pandemic on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; changing consumer tastes and government regulations affecting the quick-service restaurant industry; and population and income growth in emerging markets;
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
•risks related to our proposed merger with Middleby, including the risk that the conditions to the closing of the transaction are not satisfied, including the risk that required approvals of the transaction from the stockholders of Middleby or our stockholders or from regulators are not obtained, the risk of litigation relating to the transaction, uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction, risks that the proposed transaction disrupts our current plans or operations or the current plans or operations of Middleby, our ability or the ability of Middleby to retain and hire key personnel, competitive responses to the proposed transaction; unexpected costs, charges or expenses resulting from the transaction, potential adverse reactions or changes to relationships with customers, suppliers, distributors and other business partners resulting from the announcement or completion of the transaction, the combined company’s ability to achieve the synergies expected from the transaction, as well as delays, challenges and expenses associated with integrating the combined company’s existing businesses; and
•other events outside our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2020 was filed.

We have global operations and are exposed to market risks in the ordinary course of our business. The COVID-19 pandemic has caused disruption on a global scale in commercial foodservice equipment end markets across the geographies in which we operate. Continued volatile market conditions arising from the COVID-19 pandemic have continued to impact our results of operations, financial position and cash flows throughout the three months ended March 31, 2021. Due to the inherent uncertainty of the pace of the recovery from the COVID-19 pandemic, our estimates of the impact of the pandemic on our business may change based on future developments. The market risks may also change over time as business practices evolve and include, but are not limited to, changes in interest rates, commodity price risk and changes in foreign currency exchange rates. To reduce these risks, we may selectively use derivative financial instruments and other proactive management techniques. Our corporate governance includes policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, due to the material weakness in our internal control over financial reporting previously identified in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") which, as described below, continues to exist, our disclosure controls and procedures were not effective.

Previously Reported Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We previously disclosed in our 2020 Form 10-K that we did not maintain effective internal control over financial reporting as of December 31, 2020 as a result of a material weakness that we identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our 2020 Form 10-K for a description of the material weakness and the initial remediation efforts undertaken by management.

Status of Remediation Efforts to Address Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions towards the remediation of the material weakness in internal control over financial reporting as outlined below. We have implemented processes and controls to enhance our internal control over financial reporting with respect to the identified material weakness.

During the three months ended March 31, 2021, the following steps were taken to develop and implement enhanced control activities, which are incremental to the remediation efforts described in Item 9A in our 2020 Form 10-K, to remediate the deficiencies underlying the material weakness over certain aspects of one of our significant information technology ("IT") systems:

•Automated alerts for all changes to privileged user access are now monitored and reviewed by the Chief Information Officer or the IT Director to ensure such changes are valid, approved and completed in accordance with our policies and controls. These alerts are also monitored, reviewed and tracked by IT's service desk.

•The logging functionality of the IT system has been enabled to track any changes, including deletions, for all users with privileged access. All changes are reviewed on a monthly basis by the IT Director to ensure such changes are valid, approved and completed in accordance with our policies and controls.

•On a monthly basis, the IT Director or appropriate delegate performs a "user access review" for all users with privileged access to verify such access is valid, approved and completed in accordance with our policies and controls.

Management believes that these actions, once implemented and operating effectively, will remediate the material weakness discussed above. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these enhanced internal controls are operating effectively. Until the identified material weakness is remediated, we will not be able to assert that our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information concerning contingencies and uncertainties, see Note 11, "Contingencies and Significant Estimates," of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

Risks Related to the Proposed Transaction with The Middleby Corporation.

There are several risks and uncertainties related to the proposed transaction with Middleby Corporation ("Middleby") (the "Transaction"). Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, to add the risk factors below.

The Transaction is subject to customary closing conditions to both our obligations and the obligations of Middleby to complete the Transaction, and if these conditions are not satisfied or waived, the Transaction may not be completed on a timely basis or at all.

The completion of the Transaction is subject to several of customary conditions to closing and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the Transaction for a significant period of time or prevent the completion of the Transaction from occurring at all. These closing conditions include, among others, (i) approval of the issuance of Middleby Common Stock in connection with the Transaction by Middleby’s stockholders, (ii) approval for listing of the Middleby Common Stock to be issued in connection with the Transaction on NASDAQ, (iii) the effectiveness of a registration statement on Form S-4 with respect to the Middleby Common Stock to be issued in connection with the Transaction, (iv) approval and adoption of the Merger Agreement by our stockholders, (v) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (vi) there being no law or order prohibiting consummation of the Transaction, (vii) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (viii) compliance by the parties in all material respects with their respective covenants, (ix) the absence of a material adverse effect with respect to us and Middleby, and (x) the delivery of an officer’s closing certificate by both parties.

Many of the conditions to completion of the Transaction are not within either our or Middleby’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to April 20, 2022 (subject to extension if certain approvals have not been obtained by such date), it is possible that the Merger Agreement may be terminated. Although we and Middleby have agreed in the Merger Agreement to use reasonable best efforts to, subject to certain limitations, complete the Transaction as promptly as practicable, these and other conditions to the completion of the Transaction may fail to be satisfied. In addition, satisfying the conditions to and completion of the Transaction may take longer, and could cost more, than we and Middleby expect. We can not and Middleby cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Transaction for a significant period of time or prevent them from occurring. Any delay in completing the Transaction may adversely affect the cost savings and other benefits that we and Middleby expect to achieve if the Transaction and the integration of the companies’ respective businesses are not completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date. The governmental agencies from which the parties have sought or are seeking certain approvals in connection with the Transaction have broad discretion in administering applicable governing regulations, and may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs, divestitures or restrictions could delay or prevent the consummation of the Transaction or have a material adverse effect on the combined company’s business and results of operations.

Failure to consummate the Transaction could negatively impact the share price and our future business and financial results.

If the Transaction is not consummated, our ongoing business may be adversely affected and, without realizing any of the potential benefits of having consummated the Transaction, we will be subject to several risks, including the following:
•We may experience negative reactions from the financial markets, including negative impacts on our stock price;
•We may experience negative reactions from our customers, distributors, suppliers, vendors, business partners and employees;
•We will be required to pay certain costs and expenses relating to the Transaction whether or not the Transaction is consummated, such as legal, accounting, financial advisor and printing fees;
•Matters relating to the Transaction (including integration planning) may require substantial management time and resources, which could otherwise have been devoted to other beneficial opportunities;
•The Merger Agreement restricts us, without Middleby’s consent and subject to certain exceptions, from taking certain specified actions until the Transaction occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities, entering into contracts, incurring capital expenditures to grow our business and making other changes to our business prior to completion of the Transaction or termination of the Merger Agreement;
•We could become subject to litigation related to any failure to consummate the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement; and
•If the Merger Agreement is terminated in certain circumstances, we may be required to pay a termination fee of $110 million to Middleby.

If the Transaction is not consummated, these risks may materialize and may materially and adversely affect our business, operations, financial results and share price.

The Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time.

The Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time. The Merger Agreement obligates us to generally conduct our businesses in the ordinary course until the Effective Time and to use our reasonable best efforts to (i) preserve our assets and business organization, (ii) maintain our existing relationships and goodwill with material customers, suppliers, distributors, governmental authorities and business partners, and (iii) to keep available the services of our officers and key employees. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the Effective Time.

Our stockholders will not be entitled to appraisal rights in the Transaction.

Under Delaware law, holders of our Common Stock do not have appraisal rights in connection with the Transaction.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Transaction, may discourage certain other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay the other party a termination fee.

Under the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in us being required to pay Middleby a termination fee equal to $110 million. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transaction. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration. These provisions might also result in a potential third party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

In specified circumstances, Middleby could terminate the Merger Agreement to accept an alternative proposal.

Middleby may in certain circumstances terminate the Merger Agreement to enter into an agreement providing for a superior proposal prior to obtaining approval of the proposed transaction from its shareholders. In such event, Middleby would be obligated to pay the us a termination fee equal to $160 million, but would have no further material obligation or liabilities to us relating to or arising out of the Merger Agreement or the Transaction. Such termination would deny us and our stockholders any benefits from the Transaction and could materially and negatively impact our share price.

Because the number of Middleby shares that our stockholders will be entitled to receive as a result of the Transaction will be based on a fixed exchange ratio, and the value of the Middleby shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the merger consideration they will receive.

Upon completion of the Transaction, our stockholders will be entitled to receive 0.1240 shares of Middleby common stock in exchange for each outstanding and issued share of our common stock. Because this exchange ratio is fixed and will only be adjusted in certain limited circumstances (including reclassifications, stock splits or combinations, exchanges or readjustments of shares, or stock dividends, recapitalization or similar transactions involving us or Middleby), any changes in the market value of shares of Middleby common stock or our common stock may affect the value that our stockholders will be entitled to receive upon completion of the Transaction. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of Middleby or us, market assessments of the likelihood that the Transaction will be completed, the timing of the Transaction, regulatory considerations, general market and economic conditions and other factors.

While the Transaction is pending, we will be subject to business uncertainties which could adversely affect our business, results of operations, financial condition and cash flows.

Uncertainty about the effect of the Transaction on our employees, customers, distributors, suppliers, vendors and other business partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Transaction is consummated and for a period thereafter. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s (or, if the Transaction is not consummated, our stand alone company) business could be harmed and the ability to realize the anticipated benefits of the Transaction could be adversely affected.

Parties with which we do business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers and suppliers may attempt to negotiate changes in existing business relationships or consider entering into business relationships with other parties. These disruptions could have an adverse effect on the businesses, financial condition, our results of operations or our prospects, including an adverse effect on the anticipated benefits of the Transaction. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Transaction or termination of the Merger Agreement. Additionally,

Completion of the Transaction may trigger change in control or other provisions in certain agreements to which we are a party.
Certain contracts entered into by us contain change in control, anti-assignment, or certain other provisions that may be triggered as a result of the Transaction. If the counterparties to these agreements do not consent to the Transaction or waive such provisions, the counterparties may have the ability to exercise certain rights (including termination rights), resulting in the combined company incurring liabilities as a consequence of breaching such agreements, or causing the combined company to lose the benefit of such agreements or incur costs in seeking replacement agreements. Even if we and Middleby are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.

If completed, the Transaction may not achieve the intended results.

We and Middleby entered into the Merger Agreement with the expectation that the Transaction will result in various benefits. Achieving the anticipated benefits of the transaction is subject to several uncertainties, including whether our business and Middleby's business can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.

We and Middleby may be unable to successfully integrate their respective operations. Failure to successfully integrate our business and Middleby's business in the expected timeframe may adversely affect the future results of the combined company, and, consequently, the value of the Middleby shares that our stockholders will receive as the merger consideration.

It is possible that the integration process could take longer than anticipated, could give rise to unanticipated costs and could result in the loss of valuable employees, the disruption of each of our and Middleby’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the transaction. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the Transaction. We and Middleby may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to several uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

After the Transaction, our stockholders will have a significantly lower ownership and voting interest in Middleby than they currently have in us and will exercise less influence over management.

Based on the number of shares of our common stock outstanding as of April 15, 2021, our former stockholders are expected to own Middleby shares representing approximately 24% of the combined company and Middleby stockholders are expected to own Middleby shares representing approximately 76% of the combined company. Our stockholders currently have the right to vote for their directors and on other matters affecting us. Following the completion of the Transaction, the Middleby shares that each of our former stockholders will receive as merger consideration will represent a percentage ownership of Middleby that is smaller than our stockholders’ percentage ownership of us before the completion of the Transaction. As a result of this reduced ownership percentage, our former stockholders will have less influence over the management and policies of Middleby than they currently have over our current management and policies.

The shares of Middleby common stock to be received by our stockholders upon the completion of the Transaction will have different rights from shares of our common stock.

Upon the completion of the Transaction, our stockholders will no longer be stockholders of Welbilt, Inc. Instead, our former stockholders will become Middleby stockholders and while their rights as Middleby stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Middleby restated certificate of incorporation and the Middleby amended and restated bylaws. The terms of the Middleby restated certificate of incorporation and the Middleby amended and restated bylaws are in some respects different than the terms of our amended and restated certificate of incorporation and our amended and restated bylaws, which currently govern the rights of our stockholders.

We and Middleby may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Transaction from being completed.

Although, currently, we are not aware of any legal proceedings having been brought against us or Middleby in connection with the Transaction, securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Middleby’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, such injunction may delay or prevent the Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

We and Middleby will incur substantial transaction fees and costs in connection with the Transaction.

We and Middleby expect to incur several non-recurring transaction-related costs associated with completing the Transaction, combining the operations of the two organizations and achieving desired benefits of the Transaction. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our business and Middleby's business. There can be no assurance that the integration process will deliver all or substantially all of the benefits of the Transaction in the near term, the long term or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Middleby or us even if the Transaction is not completed, could have an adverse effect on Middleby’s or our financial condition and operating results.

The market price of the Middleby common stock after the Transaction may be affected by factors different from those currently affecting the market price of our common stock.

Upon completion of the Transaction, our stockholders will no longer be stockholders of Welbilt, Inc. but will instead become holders of Middleby common stock. The businesses of Middleby differ from our businesses in important respects, and, accordingly, the results of operations of Middleby after the Transaction, as well as the market price of the Middleby common stock, may be affected by factors different from those currently affecting our results of operations. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Middleby common stock, regardless of Middleby’s actual operating performance.

Our directors and executive officers have interests in the Transaction that may be different from, or in addition to, the interests of our stockholders generally.

Our directors and executive officers have interests in the Transaction that may be different from, or in addition to, the interests of our stockholders generally. The interests of our directors and executive officers include, among others, severance rights, vesting protections for equity awards in the event of termination of employment in connection with a change in control, rights to continuing indemnification and directors’ and officers’ liability insurance. Our board of directors was aware of and carefully considered the interests of our respective directors and officers, among other matters, in evaluating the terms and structure, and overseeing the negotiation of the Transaction, in approving the Merger Agreement, the merger and the other transactions contemplated thereby, and the recommendation of our board of directors that our stockholders adopt the Merger Agreement

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings for Incorporation by Reference
2.1*	Agreement and Plan of Merger, dated as of April 20, 2021, by and among The Middleby Corporation, Welbilt, Inc., Middleby Marshall Inc. and Mosaic Merger Sub, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed on April 21, 2021
10.1*	Amended and Restated Welbilt, Inc. 2016 Omnibus Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (included as Exhibit 101).	Filed herewith

* Represents a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 6, 2021

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer
(Principal Accounting Officer)