Form 10-Q
period 2021-06-30
Welbilt, Inc.
filed 2021-08-03
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of August 2, 2021, the latest practicable date, was 142,140,335.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$395.6	$206.0	$712.4	$534.9
Cost of sales	250.7	137.6	449.7	351.7
Gross profit	144.9	68.4	262.7	183.2
Selling, general and administrative expenses	85.0	56.8	161.0	143.3
Amortization expense	9.7	9.6	19.8	19.3
Restructuring and other expense	—	1.2	0.2	8.0
Loss from impairment and disposal of assets — net	—	0.1	—	11.3
Earnings from operations	50.2	0.7	81.7	1.3
Interest expense	19.0	20.4	37.7	42.8
Other expense (income) — net	2.9	5.5	5.9	(1.0)
Earnings (loss) before income taxes	28.3	(25.2)	38.1	(40.5)
Income tax expense (benefit)	4.6	(7.8)	6.5	(8.0)
Net earnings (loss)	$23.7	$(17.4)	$31.6	$(32.5)
Per share data:
Earnings (loss) per share — Basic	$0.17	$(0.12)	$0.22	$(0.23)
Earnings (loss) per share — Diluted	$0.17	$(0.12)	$0.22	$(0.23)
Weighted average shares outstanding — Basic	141,921,328	141,502,737	141,772,631	141,466,676
Weighted average shares outstanding — Diluted	143,175,251	141,502,737	142,717,189	141,466,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$23.7	$(17.4)	$31.6	$(32.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.6	18.1	0.5	(10.1)
Unrealized gain (loss) on derivatives	—	0.6	(0.5)	0.2
Employee pension and postretirement benefits	0.6	0.8	1.0	2.8
Total other comprehensive income (loss), net of tax	8.2	19.5	1.0	(7.1)
Comprehensive income (loss)	$31.9	$2.1	$32.6	$(39.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$153.8	$125.0
Restricted cash	0.5	0.4
Accounts receivable, less allowance of $4.6 and $4.4, respectively	210.0	165.9
Inventories — net	235.5	180.6
Prepaids and other current assets	60.4	50.1
Total current assets	660.2	522.0
Property, plant and equipment — net	129.9	129.1
Operating lease right-of-use assets	43.9	47.5
Goodwill	939.8	942.9
Other intangible assets — net	444.7	469.6
Other non-current assets	30.7	30.5
Total assets	$2,249.2	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$135.3	$86.4
Accrued expenses and other liabilities	172.5	164.2
Current portion of long-term debt and finance leases	1.0	1.0
Product warranties	31.1	29.9
Total current liabilities	339.9	281.5
Long-term debt and finance leases	1,421.4	1,407.8
Deferred income taxes	73.5	76.5
Pension and postretirement health liabilities	23.6	27.8
Operating lease liabilities	35.1	37.7
Other long-term liabilities	37.2	37.3
Total non-current liabilities	1,590.8	1,587.1
Commitments and contingencies (Note 11)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 142,118,645 shares and 141,557,236 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(12.7)	(25.6)
Retained earnings	348.3	316.7
Accumulated other comprehensive loss	(18.5)	(19.5)
Total equity	318.5	273.0
Total liabilities and equity	$2,249.2	$2,141.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net earnings (loss)	$31.6	$(32.5)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
Depreciation expense	10.9	10.4
Amortization of intangible assets	20.7	20.0
Amortization of deferred financing fees	2.7	2.4
Deferred income taxes	(2.1)	7.6
Stock-based compensation expense	5.7	1.0
Loss from impairment or disposal of assets - net	—	11.3
Changes in operating assets and liabilities:
Accounts receivable	(45.5)	42.9
Inventories	(55.2)	(24.4)
Other assets	(7.0)	(28.0)
Trade accounts payable	46.8	(19.7)
Other current and long-term liabilities	12.1	(55.4)
Net cash provided by (used in) operating activities	20.7	(64.4)
Cash flows from investing activities
Capital expenditures	(9.9)	(10.5)
Acquisition of intangible assets	—	(0.2)
Other	—	(3.9)
Net cash used in investing activities	(9.9)	(14.6)
Cash flows from financing activities
Proceeds from long-term debt	98.0	153.0
Repayments on long-term debt and finance leases	(86.6)	(58.6)
Debt issuance costs	—	(2.1)
Exercises of stock options	7.0	1.1
Payments on tax withholdings for equity awards	(1.0)	(0.7)
Net cash provided by financing activities	17.4	92.7
Effect of exchange rate changes on cash	0.7	(4.7)
Net increase in cash and cash equivalents and restricted cash	28.9	9.0
Balance at beginning of period	125.4	130.7
Balance at end of period	$154.3	$139.7

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$12.6	$14.4
Cash paid for interest, net of related hedge settlements	$35.0	$40.3

Supplemental disclosures of non-cash activities:
Non-cash financing activity: Lease liabilities and assets obtained through leasing arrangements and reassessments and modifications of right-of-use assets	$2.0	$6.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	141,557,236	$1.4	$(25.6)	$316.7	$(19.5)	$273.0
Net earnings	—	—	—	7.9	—	7.9
Issuance of common stock, stock-based compensation plans	123,400	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	3.2	—	—	3.2
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)
Balance as of March 31, 2021	141,680,636	$1.4	$(21.7)	$324.6	$(26.7)	$277.6
Net earnings	—	—	—	23.7	—	23.7
Issuance of common stock, stock-based compensation plans	438,009	—	6.5	—	—	6.5
Stock-based compensation expense	—	—	2.5	—	—	2.5
Other comprehensive income	—	—	—	—	8.2	8.2
Balance as of June 30, 2021	142,118,645	$1.4	$(12.7)	$348.3	$(18.5)	$318.5

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019 (1)	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$253.4
Cumulative effect of accounting standards adoption(2)	—	—	—	(0.4)	—	(0.4)
Net loss	—	—	—	(15.1)	—	(15.1)
Issuance of common stock, stock-based compensation plans	273,532	—	1.1	—	—	1.1
Stock-based compensation expense	—	—	1.0	—	—	1.0
Other comprehensive loss	—	—	—	—	(26.6)	(26.6)
Balance as of March 31, 2020	141,487,527	$1.4	$(28.9)	$309.0	$(68.1)	$213.4
Net loss	—	—	—	(17.4)	—	(17.4)
Issuance of common stock, stock-based compensation plans	23,704	—	—	—	—	—
Other comprehensive income	—	—	—	—	19.5	19.5
Balance as of June 30, 2020	141,511,231	$1.4	$(28.9)	$291.6	$(48.6)	$215.5
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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include inventory obsolescence costs, fair value of goodwill and indefinite lived intangible assets, warranty costs, product liability costs, employee benefit programs, sales rebates and the measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.

The ongoing global COVID-19 pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact the Company's future operating results. As a result, many of the Company's estimates and assumptions may require increased judgment and involve a higher degree of variability and volatility. As the impacts of the pandemic continue and additional information becomes available, these estimates may change materially in future periods.

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the financial position as of June 30, 2021 and December 31, 2020 and the cash flows for the six months ended June 30, 2021 and 2020, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Government Assistance

The Company's policy for government assistance is to recognize the assistance when there is reasonable assurance that the Company has met the substantive conditions of and requirements for receiving the assistance. The government assistance is recorded as a reduction to the related expense to which the assistance relates. Beginning in the second quarter of 2020, as a result of the global COVID-19 pandemic, governments in various jurisdictions in which the Company operates have provided financial assistance designed to offset salary expenditures associated with companies maintaining their pre-pandemic employee headcount levels. The Company has applied and will continue to apply for such assistance programs where relevant requirements and conditions have been met.

For the three and six months ended June 30, 2021, the Company met the requirements to receive $1.8 million and $3.6 million, respectively, of government assistance in the form of cash, cost abatements and retention credits. For both the three and six months ended June 30, 2020, the Company met the requirements to receive $5.8 million of government assistance in the form of cash, cost abatements and retention credits. As of June 30, 2021 and December 31, 2020, the Company had receivables of $1.7 million and $2.4 million related to government assistance.

Government assistance has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reduction to related expense(1):
Cost of sales	$1.5	$1.2	$1.9	$1.2
Selling, general and administrative expenses	0.4	2.2	1.2	2.2
Total	$1.9	$3.4	$3.1	$3.4

(1) As of June 30, 2021 and December 31, 2020, $0.5 million and $1.9 million, respectively, of government assistance was included as a reduction in capitalized labor, and is included as a component of "Inventories — net". This portion of government assistance will be recognized as a reduction to "Cost of sales" when the associated inventory is sold.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilizes LIBOR as a basis. As the Company has not executed a modification of the interest component of this financial instrument and does not have related outstanding hedges in place as of June 30, 2021, the guidance has not impacted the Company's consolidated financial statements to date. The Company will evaluate the impact of adopting this guidance at the time such transition to an alternative reference rate occurs.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	June 30,	December 31,
	2021	2020
Inventories — net:
Raw materials	$108.3	$85.6
Work-in-process	17.2	13.9
Finished goods	114.3	85.4
Total inventories at FIFO cost	239.8	184.9
LIFO Reserve	(4.3)	(4.3)
Total inventories — net	$235.5	$180.6

4. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	June 30,	December 31,
	2021	2020
Property, plant and equipment — net:
Land	$9.6	$9.7
Building and improvements	102.7	99.8
Machinery, equipment and tooling	233.7	231.7
Furniture and fixtures	8.1	8.1
Computer hardware and software for internal use	69.8	66.8
Construction in progress	11.9	14.1
Total cost	435.8	430.2
Less accumulated depreciation	(305.9)	(301.1)
Total property, plant and equipment — net	$129.9	$129.1

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

As of June 30, 2021, the Company performed the annual impairment testing for its goodwill reporting units and its indefinite-lived intangible assets, and based on those results, no impairment was indicated. The Company estimated the fair value of the indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. This approach was dependent upon several factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. Management based its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. For each of the Company's regions, the estimated fair values of the relevant indefinite-lived intangible assets was greater than the carrying values, resulting in no impairment of the relevant assets.

During the first quarter of 2020, as a result of the decrease in demand for commercial foodservice equipment and aftermarket parts resulting from the global COVID-19 pandemic and impacts on the Company's current and estimated future operating cash flows, management performed a review of the Company's goodwill and indefinite-lived intangible assets to determine whether it was more-likely-than-not that the fair value of such assets was less than their carrying amount as of March 31, 2020.

This review included the Company's evaluation of relevant events and circumstances in totality that affect the fair value of the reporting units or indefinite-lived intangible assets. These events and circumstances included, but were not limited to, macroeconomic conditions (including the impact of COVID-19), industry and competitive environment conditions, overall financial performance, business specific events and market considerations.

Management's review concluded for each of its reporting units and for the Americas indefinite-lived intangible assets that it was not more-likely-than-not that the fair value was less than the carrying amount based on the preponderance of evidence. Therefore, no impairment was indicated and no impairment test was required to be performed as of March 31, 2020. However, for both the EMEA and APAC indefinite-lived intangible assets, the review indicated, based on limited fair value cushion and overall financial performance expectations, that it was more-likely-than-not that the fair value of the indefinite-lived intangible assets was less than the carrying amount and, therefore, a quantitative impairment test was performed as of March 31, 2020.

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

As of June 30, 2020, the Company performed the annual impairment testing for its goodwill reporting units and its indefinite-lived intangible assets, and based on those results, no impairment was indicated. Consistent with the annual impairment testing performed as of June 30, 2021, the Company estimated the fair value of the indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. For each of the Company's regions, the estimated fair values of the relevant indefinite-lived intangible assets approximated of was greater than the carrying value of the indefinite-lived intangible assets, resulting in no impairment of the relevant assets as of June 30, 2020.

The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Goodwill balance at December 31, 2020 (1)	$832.6	$89.3	$21.0	$942.9
Foreign currency impact	—	(3.2)	0.1	(3.1)
Goodwill balance at June 30, 2021	$832.6	$86.1	$21.1	$939.8
(1) Goodwill is net of accumulated impairment losses of $515.7 million: $312.2 million recorded for the Americas and $203.5 million recorded for EMEA, both of which were recorded prior to December 31, 2018.

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value
Customer relationships	$477.3	$(284.5)	$192.8	$479.1	$—	$(271.6)	$207.5
Trademarks and trade names	209.7	—	209.7	223.1	(11.1)	—	212.0
Other intangibles	171.5	(132.7)	38.8	173.1	—	(126.6)	46.5
Patents	5.8	(2.4)	3.4	5.8	—	(2.2)	3.6
Total	$864.3	$(419.6)	$444.7	$881.1	$(11.1)	$(400.4)	$469.6

As of June 30, 2021, trademarks and trade names by business segment are: $130.6 million in the Americas, $71.6 million in EMEA and $7.5 million in APAC. As of December 31, 2020, trademarks and trade names by business segment are: $130.6 million in the Americas, $73.6 million in EMEA and $7.8 million in APAC.

6. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	June 30,	December 31,
	2021	2020
Accrued expenses and other liabilities:
Miscellaneous accrued expenses	$42.9	$37.5
Employee related expenses	41.7	35.6
Accrued rebates and commissions	37.0	40.1
Current portion of operating lease liabilities	8.9	9.7
Interest payable	16.0	16.1
Customer deposits	6.3	3.9
Non-income taxes payable	5.8	3.6
Restructuring liabilities	2.6	4.0
Deferred revenues	3.1	2.9
Pension and postretirement health liabilities	2.1	2.1
Business Transformation Program related expenses	—	0.8
Product liabilities	2.4	1.7
Income and other taxes payable	3.5	5.6
Derivative liabilities	0.2	0.6
Total accrued expenses and other liabilities	$172.5	$164.2

7. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020, and includes many measures intended to assist companies during the COVID-19 pandemic, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and will likely continue to be issued, including final regulations that could impact the Company's effective tax rate in future periods.

For the three months ended June 30, 2021, the Company recorded a $4.6 million income tax expense, reflecting a 16.3% effective tax rate, compared to a $7.8 million income tax benefit for the three months ended June 30, 2020, reflecting a 31.0% effective tax rate. The change in the effective tax rate for the three months ended June 30, 2021, compared to the same period of the prior year, is primarily due to the Company’s increase in earnings before income taxes and the relative weighting of jurisdictional income and loss, which was partially offset by the changes in net discrete tax items as a result of recently enacted foreign income tax rates, CARES Act net operating loss carryback provisions, and the changes in uncertain tax positions. For the three months ended June 30, 2021, the income tax provision includes a net discrete tax benefit of $2.2 million related to the recently enacted tax rate increase in the UK Finance Act 2021 and corresponding increase of jurisdictional net deferred tax assets, as compared to the income tax provision for the three months ended June 30, 2020, which includes a net discrete expense of $1.6 million primarily due to the uncertain tax positions related to foreign income subject to U.S. tax.

For the six months ended June 30, 2021, the Company recorded a $6.5 million income tax expense, reflecting a 17.1% effective tax rate, compared to an $8.0 million income tax benefit for the six months ended June 30, 2020, reflecting a 19.8% effective tax rate. The change in the effective tax rate for the six months ended June 30, 2021 compared to the same period of the prior year is primarily due to the Company’s increase in earnings before income taxes and the relative weighting of jurisdictional income and loss, which was partially offset by the changes in net discrete tax items as a result of recently enacted foreign income tax rates, CARES Act net operating loss carryback provisions, and the changes in uncertain tax positions. For the six months ended June 30, 2021, the income tax provision includes net discrete benefit of $2.4 million primarily related to the recently enacted tax rate increase in the UK Finance Act 2021 and corresponding increase of jurisdictional net deferred tax assets, as compared to the income tax provision for the six months ended June 30, 2020, which includes a net discrete expense of $6.2 million primarily related to the provisions of the CARES Act and changes in uncertain tax positions included in the three months ended June 30, 2020 as discussed above.

The Company’s effective tax rate for the three and six months ended June 30, 2021 varies from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, net discrete tax items and taxes on foreign income. The Company’s effective tax rate for the three and six months ended June 30, 2020 varies from the 21.0% U.S. federal statutory rate primarily due to discrete tax items generated from the provisions of the CARES Act for net operating loss carryback and interest limitations, changes in uncertain positions for foreign income subject to U.S. tax, foreign income or loss before income taxes and relative weighting of foreign earnings before income taxes, including the impact of the indefinite-lived intangible asset impairment in the Company's EMEA region. Foreign earnings are generated from operations in all of the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act. As of June 30, 2021, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with U.S. interest expense. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may also adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances would be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company’s operating results for the respective period.

The Company's unrecognized tax benefits, including interest and penalties, were $9.8 million and $9.9 million as of June 30, 2021, and December 31, 2020, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.2 million to $1.8 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions. In addition, as of June 30, 2021 and December 31, 2020, the Company's Consolidated Balance Sheets includes $31.3 million and $27.4 million, respectively, of income tax receivables, classified within "Prepaids and other current assets."

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its income tax reserves.

As of June 30, 2021, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017- 2018 federal income tax returns and various other state income tax and jurisdictional audits. The Company's separate federal and state tax returns for tax years 2017 through 2019, and 2016 through 2019, respectively, remain subject to examination by U.S. federal and various state taxing authorities. Generally, the tax years 2016 through 2020 remain subject to examination in Canada, tax years 2015 through 2020 remain subject to examination in Germany, and tax years 2010 through 2020 remain subject to examination in China.

As of June 30, 2021, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions, and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

8. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	June 30, 2021		December 31, 2020
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$155.0	4.43%	$143.0	4.21%
Term Loan B Facility	855.0	2.93%	855.0	3.45%
9.50% Senior Notes due 2024	425.0	9.88%	425.0	9.72%
Finance leases	1.9	4.64%	2.2	4.80%
Total debt and finance leases, including current portion	1,436.9		1,425.2
Less current portion:
Finance leases	(1.0)		(1.0)
Unamortized debt issuance costs (1)	(14.8)		(16.7)
Hedge accounting fair value adjustment (2)	0.3		0.3
Total long-term debt and finance leases	$1,421.4		$1,407.8

(1) Total debt issuance costs, net of amortization as of June 30, 2021 and December 31, 2020, were $17.8 million and $20.3 million, respectively, of which $3.0 million and $3.6 million, respectively, are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $2.4 million for the six months ended June 30, 2020 and has been reclassified to be included as a component of "Interest expense" in the Company's Consolidated Statements of Operations.
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

In April 2020, the Company entered into Amendment No. 7 (“Amendment No. 7”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the global COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for the Company's products. The terms of Amendment No. 7, among other items, (i) suspended the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replaced the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extending through June 30, 2021.

Beginning in the second quarter of 2020, the spreads for LIBOR and alternate base rate borrowings for the Revolving Credit Facility were 2.50% and 1.50%, respectively, as a result of the Company's Consolidated Total Leverage Ratio as of March 31, 2020.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants were reinstated at modified levels as compared to the covenants in effect as of June 30, 2020 and will return to the March 31, 2020 covenant levels by the fourth quarter of 2021.

Amendment No. 7 prohibits draws under the Revolving Credit Facility (i) if the Company has not evidenced compliance with the financial covenants for the year ending December 31, 2021 by delivery of a compliance certificate within 90 days of year end, and (ii) to the extent the draw would result in a consolidated cash balance of $100.0 million or greater (excluding cash held in China) through December 31, 2021, with the exception of draws to meet cash uses anticipated in the ordinary course of business that are expected to be paid within 10 days of the draw. Amendment No. 7 also includes additional limitations on restricted payments, investments and other actions that are otherwise allowed under the 2016 Credit Agreement, with a $25.0 million carve-out for general investments. These limitations expire on December 31, 2021.

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

As of June 30, 2021, the Company had $6.6 million in outstanding stand-by letters of credit and $238.4 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of June 30, 2021, the Company also had $1.1 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowings under the Revolving Credit Facility.

As of June 30, 2021, the Company was in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with the covenants in its Revolving Credit Facility, and in doing so has made estimates of the negative impact of the global COVID-19 pandemic on its financial position, results of operations and cash flows. The Company believes it will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the global COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future.

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

The primary risks the Company manages using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk. The Company has historically entered into interest rate swap agreements to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. Cross-currency interest rate swaps are entered into to protect the value of the Company’s investments in its foreign subsidiaries. Swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company also enters into various foreign currency derivative instruments to manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss ("AOCI") in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.4 million of unrealized gains, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

Prior to 2020, the Company entered into interest rate swap agreements to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact on future interest expense from fluctuations in future interest rates. These interest rate swap agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. The Company's remaining interest rate swap agreement with a notional amount of $425.0 million matured during the first quarter of 2020.

The outstanding currency forward contracts, which were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting, are as follows:

Currency (in millions)	Units Hedged
	June 30,	December 31,
	2021	2020
Canadian Dollar	7.2	6.4
Euro	3.4	3.3
British Pound	3.1	6.1
Mexican Peso	44.1	92.8
Singapore Dollar	1.4	2.3

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended June 30,		Location	Three Months Ended June 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$0.3	$0.2	Cost of sales	$0.3	$(0.3)
Commodity contracts	—	—	Cost of sales	—	(0.3)
Total	$0.3	$0.2		$0.3	$(0.6)

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Six Months Ended June 30,		Location	Six Months Ended June 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$0.1	$(0.9)	Cost of sales	$0.7	$(0.4)
Commodity contracts	—	—	Cost of sales	—	(0.8)
Total	$0.1	$(0.9)		$0.7	$(1.2)

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$250.7	$19.0	$137.6	$20.4
The effects of fair value and cash flow hedging:
Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$0.3	$—	$(0.3)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$(0.3)	$—

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$449.7	$37.7	$351.7	$42.8
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$—	$—	$0.1

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$0.7	$—	$(0.4)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$(0.8)	$—

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

As of June 30, 2021, the Company had no outstanding commodity contracts which were not designated as hedging instruments. As of December 31, 2020, the Company had 35 and 18 metric tons of aluminum and copper, respectively, in outstanding commodity contracts that were not designated as hedging instruments.

The Company also had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency (in millions)	Contracted Units
	June 30,	December 31,
	2021	2020
Canadian Dollar	1.9	1.1
Euro	77.3	84.2
Swiss Franc	7.0	7.0
British Pound	36.9	1.0
Singapore Dollar	0.5	0.3
Mexican Peso	11.0	13.8

For the three months ended June 30, 2021 and June 30, 2020, the Company recognized income of $0.8 million and $2.0 million, respectively, related to foreign currency exchange contracts. For the three months ended June 30, 2020, the Company also recognized income of $0.1 million related to commodity contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense (income) — net in the Company's Consolidated Statements of Operations.

For the six months ended June 30, 2021, the Company recognized income of $3.3 million related to foreign currency exchange contracts. There was no net impact from foreign currency exchange contracts for the six months ended June 30, 2020. For the six months ended June 30, 2020, the Company recognized an expense of $0.4 million related to commodity contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense (income) — net in the Company's Consolidated Statements of Operations.

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		June 30,	December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.4	$1.1
Total derivatives designated as hedging instruments		$0.4	$1.1

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.4	$0.9
Total derivatives NOT designated as hedging instruments		$0.4	$0.9

Total asset derivatives		$0.8	$2.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		June 30,	December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.3	$0.2
Total derivatives designated as hedging instruments		$0.3	$0.2

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$(0.1)	$0.4
Total derivatives NOT designated as hedging instruments		$(0.1)	$0.4

Total liability derivatives		$0.2	$0.6

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

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3    Unobservable inputs for the asset or liability

Interim Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of June 30, 2021 and December 31, 2020, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 8, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $849.7 million and $814.9 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the Company's Senior Notes was approximately $445.5 million and $439.9 million as of June 30, 2021 and December 31, 2020, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value
	June 30, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.8	$—	$0.8
Total current assets at fair value	—	0.8	—	0.8
Total assets at fair value	$—	$0.8	$—	$0.8

Current liabilities:
Foreign currency exchange contracts	$—	$0.2	$—	$0.2
Total current liabilities at fair value	—	0.2	—	0.2
Total liabilities at fair value	$—	$0.2	$—	$0.2

(in millions)	Fair Value
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.0	$—	$2.0
Total current assets at fair value	—	2.0	—	2.0
Total assets at fair value	$—	$2.0	$—	$2.0

Current liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Total current liabilities at fair value	—	0.6	—	0.6
Total liabilities at fair value	$—	$0.6	$—	$0.6

11. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of June 30, 2021 and December 31, 2020, the Company had reserved $41.6 million and $39.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 12, "Product Warranties," for further information.

As of June 30, 2021, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $2.4 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively, consisting of $1.1 million and $0.9 million, respectively, reserved for specific cases and $1.3 million and $0.8 million, respectively, reserved using actuarial methods and anticipated to have occurred but are not yet reported as of June 30, 2021 and December 31, 2020. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of June 30, 2021 and December 31, 2020, the Company held reserves for environmental matters related to certain of its current and former facilities of $0.5 million and $0.8 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. As of June 30, 2021, there have been no other claims asserted for soil or groundwater contamination at any of the Company’s other facilities, but there can be no assurance that such claims will not arise in the future. The ultimate cost of any remediation that may be required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of June 30, 2021 and December 31, 2020, respectively, based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

The product warranty liability activity for the six months ended June 30, 2021 is as follows:

(in millions)
Balance as of December 31, 2020(1)	$39.9
Additions for issuance of warranties	14.9
Settlements (in cash or in kind)	(13.3)
Currency translation impact	0.1
Balance as of June 30, 2021(1)	$41.6
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $10.5 million and $10.0 million as of June 30, 2021 and December 31, 2020, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the extended warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets was $1.9 million at both June 30, 2021 and December 31, 2020, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets was $3.5 million at both June 30, 2021 and December 31, 2020, respectively.

13. Employee Benefit Plans

The Company sponsors and maintains defined benefit retirement plans ("Pension Plans") and postretirement health and other plans ("Postretirement Health and Other Plans") (collectively "Defined Benefit Plans") for certain retired and current employees at the time of their retirement. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement. The current plans are based largely upon benefit plans in place prior to the Spin-off and have been subsequently maintained by the Company and are generally closed to new participants.

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions)	Three Months Ended June 30,
	2021		2020
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$0.6	$—	$0.9	$0.1
Expected return on assets	(0.8)	—	(1.0)	—
Amortization of actuarial net loss	0.7	0.1	0.6	0.2
Net periodic benefit cost	$0.5	$0.1	$0.5	$0.3

(in millions)	Six Months Ended June 30,
	2021		2020
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Interest cost of projected benefit obligations	$1.2	$0.1	$1.9	$0.1
Expected return on assets	(1.6)	—	(2.0)	—
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of actuarial net loss	1.4	0.3	1.2	0.4
Net periodic benefit cost	$1.0	$0.3	$1.1	$0.4

The components of periodic benefit costs are included in "Other expense (income) — net" in the Consolidated Statements of Operations.

In March 2021, the American Rescue Plan Act of 2021 (the “Act”) was signed into law. The Act provides additional relief to companies and individuals impacted by the global COVID-19 pandemic and includes a reduction of the required minimum contributions to U.S. pension plans for 2021. As a result of the Act, the Company's updated required minimum contributions for the year ending December 31, 2021 for the Company's Pension Plans are $6.5 million, with no planned discretionary or non-cash contributions.

14. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate its long-term growth and margin targets and to refine its execution plans, which culminated into the launch of the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program is structured in multiple phases and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. The Company currently expects the Transformation Program to extend through 2021, however, the business disruption resulting from the global COVID-19 pandemic and the uncertainty around the timing and extent of its impacts may extend the timing and alter the execution costs and related savings the Company expects from this program. For the three and six months ended June 30, 2021 and 2020, the Transformation Program costs consist primarily of fees for consulting services.

The Transformation Program expenses are classified as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transformation Program expense:
Cost of sales	$0.6	$0.3	$1.1	$1.1
Selling, general and administrative expenses	0.7	2.3	2.4	13.1
Total	$1.3	$2.6	$3.5	$14.2

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

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2021 Plans	2020 Plans	2019 Plans	2018 and Previous Plans
	Workforce reductions	Workforce reductions	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2020	$—	$2.4	$0.2	$8.6	$11.2
Restructuring activities	0.3	(0.1)	0.1	—	0.3
Cash payments	(0.1)	(1.5)	(0.1)	(0.7)	(2.4)
Restructuring liability as of June 30, 2021	$0.2	$0.8	$0.2	$7.9	$9.1

As of June 30, 2021 and December 31, 2020, the current portion of the restructuring liability was $2.6 million and $4.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the long-term portion of the restructuring liability was $6.5 million and $7.2 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both June 30, 2021 and December 31, 2020, the long-term portion of the restructuring liability is for a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring one of the Company's former operating entities and is expected to be satisfied in April of 2026, when the pension withdrawal obligation is scheduled to have been satisfied.

The Company's restructuring expense by segment is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$—	$(0.4)	$—	$1.8
EMEA	0.2	0.2	0.3	0.5
APAC	—	0.5	0.1	1.0
Corporate	(0.1)	0.6	(0.1)	1.3
Total restructuring activities	$0.1	$0.9	$0.3	$4.6

The Company's restructuring expense is reported in the Consolidated Statements of Operations as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$—	$(0.1)	$—	$—
Restructuring and other expense	0.1	1.0	0.3	4.6
Total restructuring activities	$0.1	$0.9	$0.3	$4.6

During the first quarter of 2021, the Company initiated the consolidation of a manufacturing facility in EMEA. As a result of this facility consolidation, the Company expects to incur total costs of $0.9 million to $1.1 million associated with employee retention and contract agreements and related costs and inventory write-downs. During the first and second quarters of 2021, the Company recognized of $0.1 million and $0.2 million, respectively, of expenses related to employee retention and contract agreements, included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2021. As of June 30, 2021, the Company expects to incur remaining costs to complete the facility consolidation of $0.6 million to $0.8 million during the remainder of the year ending December 31, 2021 and the first quarter of 2022.

During the first quarter of 2021, the Company completed the restructuring actions in the APAC region initiated during the fourth quarter of 2019 and incurred $0.1 million of severance and related costs, included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the six months ended June 30, 2021.

During the second quarter of 2021, the Company also completed the restructuring actions initiated during the third quarter of 2020 in the Corporate division and recognized a $0.1 million recovery included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2021.

During the first and second quarters of 2020, the Company recognized $2.8 million and $0.7 million, respectively, totaling $3.5 million of severance and related costs resulting from a workforce reduction in the Americas region and Corporate as well as a limited management restructuring initiated during the first quarter of 2020. This action was taken to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program, the timing of which was accelerated due to the negative impact of the global COVID-19 pandemic on the Company's operations and the action was completed in the second quarter of 2020. These severance and related costs, consisting of $1.8 million in the Americas region and $1.7 million in the Corporate division, are included in "Restructuring and other expenses" in the Company's Consolidated Statements of Operations as of June 30, 2020.

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

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during either of the three and six months ended June 30, 2021 and 2020, respectively.

15. Accumulated Other Comprehensive Loss

Comprehensive (loss) income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	June 30,	December 31,
	2021	2020
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.4 million, respectively	$19.6	$19.1
Derivative instrument fair market value, net of income tax expense of $1.0 million and $1.1 million, respectively	(0.5)	—
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.2 million and $6.6 million, respectively	(37.6)	(38.6)
Total accumulated other comprehensive loss	$(18.5)	$(19.5)

The summary of changes in AOCI for the three and six months ended June 30, 2021 and 2020 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2020	$19.1	$—	$(38.6)	$(19.5)
Other comprehensive loss before reclassifications	(7.1)	(0.2)	(0.2)	(7.5)
Reclassifications	—	(0.4)	0.8	0.4
Tax effect of reclassifications	—	0.1	(0.2)	(0.1)
Net current period other comprehensive (loss) income	(7.1)	(0.5)	0.4	(7.2)
Balance as of March 31, 2021	$12.0	$(0.5)	$(38.2)	$(26.7)
Other comprehensive income before reclassifications	7.6	0.3	—	7.9
Reclassifications	—	(0.3)	0.8	0.5
Tax effect of reclassifications	—	—	(0.2)	(0.2)
Net current period other comprehensive income	7.6	—	0.6	8.2
Balance as of June 30, 2021	$19.6	$(0.5)	$(37.6)	$(18.5)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
Other comprehensive (loss) income before reclassifications	(27.5)	(1.1)	1.4	(27.2)
Reclassifications	—	0.6	0.7	1.3
Tax effect of reclassifications	(0.7)	0.1	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(28.2)	(0.4)	2.0	(26.6)
Balance as of March 31, 2020	$(32.5)	$(2.0)	$(33.6)	$(68.1)
Other comprehensive income before reclassifications	17.6	0.2	0.2	18.0
Reclassifications	—	0.6	0.8	1.4
Tax effect of reclassifications	0.5	(0.2)	(0.2)	0.1
Net current period other comprehensive income	18.1	0.6	0.8	19.5
Balance as of June 30, 2020	$(14.4)	$(1.4)	$(32.8)	$(48.6)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive (loss) income and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended June 30,		Location
	2021	2020
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$0.3	$(0.3)	Cost of sales
Commodity contracts	—	(0.3)	Cost of sales
Losses on cash flow hedges, before tax	0.3	(0.6)
Tax effect	—	0.2	Income tax expense (benefit)
Gains (losses) on cash flow hedges, net of tax	$0.3	$(0.4)

Amortization of pension and postretirement items:
Actuarial losses	(0.8)	(0.8)	Other expense (income) — net
Amortization of pension and postretirement items, before tax	(0.8)	(0.8)
Tax effect	0.2	0.2	Income tax expense (benefit)
Amortization of pension and postretirement items, net of tax	$(0.6)	$(0.6)

Total reclassifications, net of tax	$(0.3)	$(1.0)

(in millions)	Six Months Ended June 30,		Recognized Location
	2021	2020
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$0.7	$(0.4)	Cost of sales
Commodity contracts	—	(0.8)	Cost of sales
Losses on cash flow hedges, before tax	0.7	(1.2)
Tax effect	(0.1)	0.3	Income taxes
Gains (losses) on cash flow hedges, net of tax	$0.6	$(0.9)

Amortization of pension and postretirement items:
Prior service cost	$0.1	$0.1	Other expense (income) — net
Actuarial losses	(1.7)	(1.6)	Other expense (income) — net
Amortization of pension and postretirement items, before tax	(1.6)	(1.5)
Tax effect	0.4	0.3	Income tax expense (benefit)
Amortization of pension and postretirement items, net of tax	$(1.2)	$(1.2)

Total reclassifications, net of tax	$(0.6)	$(2.1)

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

As the Company reported net earnings for the three and six months ended June 30, 2021, basic and diluted earnings per share are calculated as outlined above. As the Company reported a net loss for the three and six months ended June 30, 2020, the weighted average shares outstanding is the same for both the basic loss per share and diluted loss per share calculations as the inclusion of potential shares of common stock would be antidilutive.

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding — Basic	141,921,328	141,502,737	141,772,631	141,466,676

Effect of dilutive securities:
Stock options	506,527	—	309,655	—
Unvested restricted stock units	715,079	—	606,775	—
Unvested performance share units	32,317	—	28,128	—
Effect of dilutive securities	1,253,923	—	944,558	—
Weighted average shares outstanding — Diluted	143,175,251	141,502,737	142,717,189	141,466,676

For the three and six months ended June 30, 2021 there were 0.1 million and 0.3 million securities, respectively, excluded from the computation of earnings per share because the effect of including such securities would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the respective reporting periods have also been excluded from the computation of earnings per share.

As a result of the Company's net loss for both the three and six months ended June 30, 2020, all of the potentially issuable common stock was excluded from the diluted per share calculations because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares. As of June 30, 2020, the total number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards is as follows:

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

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "Earnings (loss) before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Americas	$304.7	$158.6	$551.1	$409.1
EMEA	112.3	45.6	205.7	135.6
APAC	63.8	42.2	112.5	93.5
Elimination of intersegment sales	(85.2)	(40.4)	(156.9)	(103.3)
Total net sales	$395.6	$206.0	$712.4	$534.9

Segment Adjusted Operating EBITDA:
Americas	$59.7	$18.7	$110.0	$71.0
EMEA	21.0	5.5	35.6	19.1
APAC	9.0	5.7	15.8	13.9
Total Segment Adjusted Operating EBITDA	89.7	29.9	161.4	104.0
Corporate and unallocated expenses	(16.2)	(10.1)	(38.1)	(38.7)
Amortization expense	(10.2)	(10.0)	(20.7)	(20.0)
Depreciation expense	(5.5)	(5.2)	(10.9)	(10.4)
Transaction costs (1)	(8.3)	—	(8.3)	(0.1)
Other items (2)	2.1	(0.3)	2.1	(3.4)
Transformation Program expense (3)	(1.3)	(2.6)	(3.5)	(14.2)
Restructuring activities (4)	(0.1)	(0.9)	(0.3)	(4.6)
Loss from impairment and disposal of assets — net	—	(0.1)	—	(11.3)
Earnings from operations	50.2	0.7	81.7	1.3
Interest expense (5)	(19.0)	(20.4)	(37.7)	(42.8)
Other (expense) income — net (5)	(2.9)	(5.5)	(5.9)	1.0
Earnings (loss) before income taxes	$28.3	$(25.2)	$38.1	$(40.5)
(1) Transaction costs for the three and six months ended June 30, 2021 are related to the pending sale of the Company and are comprised primarily of professional services recorded in "Selling, general and administrative expenses". Refer to Note 19, "Subsequent Events," for discussion of the pending sale of the Company. Transaction costs of $0.1 million for the six months ended June 30, 2020 are related to integration costs resulting from a company acquisition in 2018, recorded in "Selling, general and administrative expenses."

(2) Other items are costs which are not representative of the Company's operational performance. For the three and six months ended June 30, 2021, other items is primarily comprised of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of the Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2020, other items represents the changes in the loss contingency estimate of $0.3 million and $3.4 million, respectively, due for customs duties, fees and interest on previously imported products, which is included in "Restructuring and other expense" in the Consolidated Statement of Operations. Refer to Note 11, "Contingencies and Significant Estimates," for discussion of the impact to the Consolidated Statements of Operations.

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

(5) As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.3 million and $2.4 million, respectively, for the three and six months ended June 30, 2020 and has been reclassified to be included as a component of "Interest expense" in the Company's Consolidated Statements of Operations for the respective periods.

Adjusted Operating EBITDA % by segment (6):
Americas	19.6%	11.8%	20.0%	17.4%
EMEA	18.7%	12.1%	17.3%	14.1%
APAC	14.1%	13.5%	14.0%	14.9%
(6) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Third-party net sales by geographic area (7):
United States	$253.3	$135.6	$459.7	$340.0
Other Americas	21.1	11.0	38.0	29.5
EMEA	74.6	34.7	133.5	103.9
APAC	46.6	24.7	81.2	61.5
Total net sales by geographic area	$395.6	$206.0	$712.4	$534.9
(7) Third-party net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended June 30, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$224.6	$45.3	$269.9
EMEA	66.6	13.0	79.6
APAC	38.3	7.8	46.1
Total net sales	$329.5	$66.1	$395.6

(in millions)	Three Months Ended June 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$127.6	$16.4	$144.0
EMEA	28.3	5.7	34.0
APAC	23.4	4.6	28.0
Total net sales	$179.3	$26.7	$206.0

(in millions)	Six Months Ended June 30, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$406.9	$84.0	$490.9
EMEA	117.7	22.9	140.6
APAC	66.2	14.7	80.9
Total net sales	$590.8	$121.6	$712.4

(in millions)	Six Months Ended June 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$309.6	$52.5	$362.1
EMEA	84.3	21.3	105.6
APAC	55.4	11.8	67.2
Total net sales	$449.3	$85.6	$534.9

Total assets by geographic segment are as follows:

(in millions)	June 30,	December 31,
	2021	2020
Americas	$1,545.5	$1,488.0
EMEA	364.8	347.6
APAC	217.3	209.0
Corporate	121.6	97.0
Total assets	$2,249.2	$2,141.6

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended June 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$279.8	$241.6	$(125.8)	$395.6
Cost of sales	—	210.0	166.5	(125.8)	250.7
Gross profit	—	69.8	75.1	—	144.9
Selling, general and administrative expenses	24.3	33.0	27.7	—	85.0
Amortization expense	—	7.1	2.6	—	9.7
Restructuring (recovery) expense	(0.1)	(0.1)	0.2	—	—
(Loss) earnings from operations	(24.2)	29.8	44.6	—	50.2
Interest expense	17.2	0.2	1.6	—	19.0
Other (income) expense — net	(51.1)	23.7	16.3	14.0	2.9
Equity in earnings of subsidiaries	26.3	22.1	—	(48.4)	—
Earnings before income taxes	36.0	28.0	26.7	(62.4)	28.3
Income tax (benefit) expense	(1.7)	1.7	4.6	—	4.6
Net earnings	$37.7	$26.3	$22.1	$(62.4)	$23.7
Total other comprehensive income, net of tax	8.2	7.7	7.6	(15.3)	8.2
Comprehensive income	$45.9	$34.0	$29.7	$(77.7)	$31.9

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$147.5	$126.9	$(68.4)	$206.0
Cost of sales	(0.2)	122.8	83.4	(68.4)	137.6
Gross profit	0.2	24.7	43.5	—	68.4
Selling, general and administrative expenses	11.5	22.3	23.0	—	56.8
Amortization expense	—	7.0	2.6	—	9.6
Restructuring and other expense	0.6	—	0.6	—	1.2
Loss from impairment and disposal of assets — net	—	—	0.1	—	0.1
(Loss) earnings from operations	(11.9)	(4.6)	17.2	—	0.7
Interest expense	20.0	0.2	0.2	—	20.4
Other (income) expense — net	(5.4)	(5.2)	16.1	—	5.5
Equity in earnings of subsidiaries	1.9	1.1	—	(3.0)	—
(Loss) earnings before income taxes	(24.6)	1.5	0.9	(3.0)	(25.2)
Income tax benefit	(7.2)	(0.4)	(0.2)	—	(7.8)
Net (loss) earnings	$(17.4)	$1.9	$1.1	$(3.0)	$(17.4)
Total other comprehensive income, net of tax	19.4	18.9	18.2	(37.0)	19.5
Comprehensive income	$2.0	$20.8	$19.3	$(40.0)	$2.1

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Six Months Ended June 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$505.9	$437.3	$(230.8)	$712.4
Cost of sales	—	373.5	307.0	(230.8)	449.7
Gross profit	—	132.4	130.3	—	262.7
Selling, general and administrative expenses	40.6	64.2	56.2	—	161.0
Amortization expense	—	14.1	5.7	—	19.8
Restructuring (recovery) expense	(0.1)	(0.1)	0.4	—	0.2
(Loss) earnings from operations	(40.5)	54.2	68.0	—	81.7
Interest expense	37.3	0.4	—	—	37.7
Other (income) expense — net	(67.3)	18.3	29.4	25.5	5.9
Equity in earnings of subsidiaries	58.8	31.8	—	(90.6)	—
(Loss) earnings before income taxes	48.3	67.3	38.6	(116.1)	38.1
Income tax (benefit) expense	(8.8)	8.5	6.8	—	6.5
Net earnings	$57.1	$58.8	$31.8	$(116.1)	$31.6
Total other comprehensive income, net of tax	1.0	0.2	0.4	(0.6)	1.0
Comprehensive income	$58.1	$59.0	$32.2	$(116.7)	$32.6

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Six Months Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$380.6	$337.8	$(183.5)	$534.9
Cost of sales	(0.2)	292.8	242.6	(183.5)	351.7
Gross profit	0.2	87.8	95.2	—	183.2
Selling, general and administrative expenses	29.6	55.1	58.6	—	143.3
Amortization expense	—	14.1	5.2	—	19.3
Restructuring and other expenses	1.3	4.8	1.9	—	8.0
Loss from impairment and disposal of assets — net	—	—	11.3	—	11.3
(Loss) earnings from operations	(30.7)	13.8	18.2	—	1.3
Interest expense	41.9	0.4	0.5	—	42.8
Other (income) expense — net	(10.6)	(11.5)	21.1	—	(1.0)
Equity in earnings (loss) of subsidiaries	6.9	(3.3)	—	(3.6)	—
(Loss) earnings before income taxes	(55.1)	21.6	(3.4)	(3.6)	(40.5)
Income tax (benefit) expense	(22.6)	14.7	(0.1)	—	(8.0)
Net (loss) earnings	$(32.5)	$6.9	$(3.3)	$(3.6)	$(32.5)
Total other comprehensive loss, net of tax	(7.2)	(6.1)	(6.4)	12.6	(7.1)
Comprehensive (loss) income	$(39.7)	$0.8	$(9.7)	$9.0	$(39.6)

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	June 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.2	$—	$143.5	$(1.9)	$153.8
Restricted cash	—	—	0.5	—	0.5
Accounts receivable — net	0.2	102.7	107.1	—	210.0
Inventories — net	—	133.8	101.7	—	235.5
Prepaids and other current assets	27.8	11.7	20.9	—	60.4
Total current assets	40.2	248.2	373.7	(1.9)	660.2
Property, plant and equipment — net	14.9	70.1	44.9	—	129.9
Operating lease right-of-use assets	2.1	3.2	38.6	—	43.9
Goodwill	—	832.4	107.4	—	939.8
Other intangible assets — net	0.2	301.0	143.5	—	444.7
Due from affiliates	—	3,497.1	—	(3,497.1)	—
Investment in subsidiaries	4,546.3	—	—	(4,546.3)	—
Other non-current assets	9.3	4.5	16.9	—	30.7
Total assets	$4,613.0	$4,956.5	$725.0	$(8,045.3)	$2,249.2
Liabilities and equity
Current liabilities:
Trade accounts payable	$2.4	$67.6	$67.2	$(1.9)	$135.3
Accrued expenses and other liabilities	33.0	73.7	65.8	—	172.5
Current portion of long-term debt and finance leases	—	0.5	0.5	—	1.0
Product warranties	—	19.4	11.7	—	31.1
Total current liabilities	35.4	161.2	145.2	(1.9)	339.9
Long-term debt and finance leases	1,420.6	0.2	0.6	—	1,421.4
Deferred income taxes	43.9	—	29.6	—	73.5
Pension and postretirement health liabilities	11.7	9.8	2.1	—	23.6
Due to affiliates	2,767.6	—	729.5	(3,497.1)	—
Investment in subsidiaries	—	220.8	—	(220.8)	—
Operating lease liabilities	1.9	1.8	31.4	—	35.1
Other long-term liabilities	13.4	16.4	7.4	—	37.2
Total non-current liabilities	4,259.1	249.0	800.6	(3,717.9)	1,590.8
Total equity (deficit)	318.5	4,546.3	(220.8)	(4,325.5)	318.5
Total liabilities and equity	$4,613.0	$4,956.5	$725.0	$(8,045.3)	$2,249.2

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	December 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.6	$—	$116.6	$(0.2)	$125.0
Restricted cash	—	—	0.4	—	0.4
Accounts receivable — net	0.4	72.0	93.5	—	165.9
Inventories — net	—	83.4	97.2	—	180.6
Prepaids and other current assets	24.2	2.5	23.4	—	50.1
Total current assets	33.2	157.9	331.1	(0.2)	522.0
Property, plant and equipment — net	14.2	70.6	44.3	—	129.1
Operating lease right-of-use assets	2.2	3.9	41.4	—	47.5
Goodwill	—	832.4	110.5	—	942.9
Other intangible assets — net	0.2	315.6	153.8	—	469.6
Intercompany long-term notes receivable	—	5.8	9.9	(15.7)	—
Due from affiliates	—	3,509.9	—	(3,509.9)	—
Investment in subsidiaries	4,485.8	—	—	(4,485.8)	—
Other non-current assets	8.3	4.4	17.8	—	30.5
Total assets	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$44.0	$42.5	$(0.1)	$86.4
Accrued expenses and other liabilities	33.6	66.1	64.5	—	164.2
Current portion of long-term debt and finance leases	—	0.4	0.6	—	1.0
Product warranties	—	19.7	10.2	—	29.9
Total current liabilities	33.6	130.2	117.8	(0.1)	281.5
Long-term debt and finance leases	1,406.7	0.3	0.8	—	1,407.8
Deferred income taxes	43.4	—	33.1	—	76.5
Pension and postretirement health liabilities	12.9	10.2	4.7	—	27.8
Intercompany long-term notes payable	15.7	—	—	(15.7)	—
Due to affiliates	2,743.0	—	766.9	(3,509.9)	—
Investment in subsidiaries	—	254.2	—	(254.2)	—
Operating lease liabilities	2.1	2.3	33.3	—	37.7
Other long-term liabilities	13.4	17.5	6.4	—	37.3
Total non-current liabilities	4,237.2	284.5	845.2	(3,779.8)	1,587.1
Total equity (deficit)	273.1	4,485.8	(254.2)	(4,231.7)	273.0
Total liabilities and equity	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(21.4)	$(14.6)	$58.4	$(1.7)	$20.7
Cash flows from investing activities
Capital expenditures	(2.1)	(3.6)	(4.2)	—	(9.9)
Intercompany investment	—	18.5	(27.5)	9.0	—
Net cash (used in) provided by investing activities	(2.1)	14.9	(31.7)	9.0	(9.9)
Cash flows from financing activities
Proceeds from long-term debt	98.0	—	—	—	98.0
Repayments on long-term debt and finance leases	(85.9)	(0.3)	(0.4)	—	(86.6)
Exercises of stock options	7.0	—	—	—	7.0
Payments on tax withholdings for equity awards	(1.0)	—	—	—	(1.0)
Intercompany financing	9.0	—	—	(9.0)	—
Net cash provided by (used in) financing activities	27.1	(0.3)	(0.4)	(9.0)	17.4
Effect of exchange rate changes on cash	—	—	0.7	—	0.7
Net increase in cash and cash equivalents and restricted cash	3.6	—	27.0	(1.7)	28.9
Balance at beginning of period	8.6	—	117.0	(0.2)	125.4
Balance at end of period	$12.2	$—	$144.0	$(1.9)	$154.3

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(70.6)	$7.1	$2.8	$(3.7)	$(64.4)
Cash flows from investing activities
Capital expenditures	(1.0)	(6.9)	(2.6)	—	(10.5)
Acquisition of intangible assets	—	(0.2)	—	—	(0.2)
Intercompany investment	—	(0.3)	1.3	(1.0)	—
Other	(3.9)	—	—	—	(3.9)
Net cash used in investing activities	(4.9)	(7.4)	(1.3)	(1.0)	(14.6)
Cash flows from financing activities
Proceeds from long-term debt	153.0	—	—	—	153.0
Repayments on long-term debt and finance leases	(53.0)	(0.4)	(5.2)	—	(58.6)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Exercises of stock options	1.1	—	—	—	1.1
Payments on tax withholdings for equity awards	(0.7)	—	—	—	(0.7)
Intercompany financing	(1.0)	—	—	1.0	—
Net cash provided by (used in) financing activities	97.3	(0.4)	(5.2)	1.0	92.7
Effect of exchange rate changes on cash	—	—	(4.7)	—	(4.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	21.8	(0.7)	(8.4)	(3.7)	9.0
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$32.5	$—	$110.9	$(3.7)	$139.7

19. Subsequent Events

On July 14, 2021, the Company and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire the Company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement has been unanimously approved by the Company's board of directors.

The merger agreement with Ali Group, which is not conditioned on financing, is expected to close in early 2022, subject to the satisfaction of customary closing conditions, including the approval of the Company's stockholders, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws.

In accordance with the terms of the merger agreement and immediately prior to the merger:
(i)    all of the Company's outstanding and unvested common stock options and restricted stock units will become vested and exchanged for the right to receive cash equal to the $24.00 per share consideration (less the exercise price per share of common stock for the common stock options), and
(ii)    all of the Company's outstanding performance share units will also be exchanged, as determined assuming the maximum level of performance is achieved, for the right to receive cash equal to the $24.00 per share consideration,

Upon completion of the transaction, the Company's shares will no longer trade on The New York Stock Exchange.

The Company agreed to be acquired by Ali Group, after the Company's board of directors determined that Ali Group's all-cash bid was superior to The Middleby Corporation's ("Middleby") proposed stock-for-stock acquisition pursuant to the Middleby merger agreement executed on April 20, 2021. In conjunction with the Ali Group merger agreement, the Company also terminated the Middleby merger agreement and per the terms of the Middleby merger agreement, Ali Group has paid Middleby the $110.0 million termination fee on the Company's behalf as agreed to in the Ali Group merger agreement.

The Ali Group merger agreement provides that the Company may be required to pay Ali Group a termination fee equal to $110.0 million if the merger agreement is terminated:

(i)    by Ali Group following an adverse recommendation change of the Company's board of directors, the failure by the Company to include its board recommendation to approve the merger in the Company's proxy statement or any other material violation by the Company of the non-solicitation covenant,
(ii)    by the Company to enter into an agreement in respect of a superior proposal, and
(iii)    (a) by Ali Group due to a breach of a covenant or agreement by the Company that causes the failure of a condition to closing,
(b) by either party if the Merger has not been consummated prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date) or
(c) by either party due to failure to obtain the approval of the Company's stockholders, if, in the case of clauses (a), (b) or (c), an alternative proposal has been publicly disclosed, announced or otherwise made public and has not been withdrawn and within twelve months of such termination the Company enters into a definitive agreement with respect to, or consummates, an alternative proposal.

The Ali Group merger agreement further provides that if the Merger Agreement is terminated in certain circumstances, the Company will reimburse Ali for its payment, on the Company’s behalf, of the $110.0 million termination fee to Middleby in connection with terminating the Middleby merger agreement.

If the Ali Group merger agreement is terminated by either the Ali Group or the Company due to the Company’s failure to receive the requisite approval of its stockholders, the Company will then be required to reimburse Ali Group for up to $20.0 million of expenses incurred in connection with the transaction (including any expenses incurred by Ali Group related to its financing). In circumstances in which a termination fee later becomes payable by the Company, any expense reimbursement previously paid by the Company will be credited against such termination fee.

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

Executive Summary

Merger with Ali Holding S.r.l.

On July 14, 2021, we entered into a merger agreement with Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, under which Ali Group will acquire us in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement has been unanimously approved by our board of directors.

The merger agreement with Ali Group, which is not conditioned on financing, is expected to close in early 2022, subject to the satisfaction of customary closing conditions, including the approval of our stockholders and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws.

In accordance with the terms of the merger agreement and immediately prior to the merger:
(i)    all of our outstanding and unvested common stock options and restricted stock units will become vested and exchanged for the right to receive cash equal to the $24.00 per share consideration (less the exercise price per share of common stock for the common stock options), and
(ii)    all of our outstanding performance share units will be exchanged, as determined assuming the maximum level of performance is achieved, for the right to receive cash equal to the $24.00 per share consideration,

Upon completion of the transaction, our shares will no longer trade on The New York Stock Exchange.

We agreed to be acquired by Ali Group, after our board of directors determined that Ali Group's all-cash bid was superior to The Middleby Corporation's ("Middleby") proposed stock-for-stock acquisition pursuant to the Middleby merger agreement executed on April 20, 2021. In conjunction with the Ali Group merger agreement, we also terminated the Middleby merger agreement and per the terms of the Middleby merger agreement, Ali Group paid Middleby the $110.0 million termination fee on our behalf as agreed to in the Ali Group merger agreement.

The Ali Group merger agreement also provides that we may be required to pay Ali Group a termination fee equal to $110 million if the merger agreement is terminated:
(i)     by Ali Group following an adverse recommendation change of our board of directors, failure by us to include our board recommendation to approve the merger in our proxy statement, or any other material violation by us of the non-solicitation covenant,
(ii)     by us to enter into an agreement in respect of a superior proposal, and
(iii)     (a) by Ali Group due to a breach of a covenant or agreement by us that causes the failure of a condition to closing,
(b) by either party if the merger has not been consummated prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date) or
(c) by either party due to failure to obtain the approval of our stockholders, if, in the case of clauses (a), (b) or (c), an alternative proposal has been publicly disclosed, announced or otherwise made public and has not been withdrawn and within twelve months of such termination we enter into a definitive agreement with respect to, or consummates, an alternative proposal.

The Ali Group merger agreement further provides that if the merger agreement is terminated in certain circumstances, we will reimburse Ali Group for its payment, made on our behalf, of the $110.0 million termination fee to Middleby in connection with terminating the Middleby merger agreement.

If the Ali Group merger agreement is terminated by either the Ali Group or us due to our failure to receive the requisite approval of our stockholders, we will then be required to reimburse Ali Group for up to $20.0 million of expenses incurred in connection with the transaction (including any expenses incurred by Ali Group related to its financing). In circumstances in which a termination fee later becomes payable by us, any expense reimbursement previously paid by us will be credited against such termination fee.

Financial Results Highlights

Highlights of our financial results as of and for the three months ended June 30, 2021, as compared to the same period of the prior year, are as follows:

•Net sales were $395.6 million, an increase of 92.0%.

•Organic net sales (a non-GAAP measure) were $382.7 million, an increase of 85.8%.

•Gross profit (as a percentage of net sales) was 36.6% compared to 33.2% for the same quarter of 2020.

•Earnings from operations were $50.2 million, an increase of $49.5 million.

•Adjusted Operating EBITDA (a non-GAAP measure) was $73.5 million, an increase of 271.2%, while Adjusted Operating EBITDA margin (a non-GAAP measure) was 18.6% compared to 9.6% for the same quarter of 2020.

•Net earnings were $23.7 million and Adjusted Net Earnings (a non-GAAP measure) were $31.7 million.

•Diluted net earnings per share was $0.17 and Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.22.

•As of June 30, 2021, our total liquidity was $392.2 million, consisting of $153.8 million of cash and cash equivalents and $238.4 million available for additional borrowing under our senior secured revolving credit facility, to the extent we are compliant with financial covenants which permit such borrowings. This compares to liquidity of $353.7 million as of March 31, 2021 and $375.0 million as of December 31, 2020.

•Our total outstanding long-term debt, excluding finance leases, as of June 30, 2021 was $1,435.0 million.

The following is a summary of factors that impacted our operating results and liquidity during the three months ended June 30, 2021.

Impact of Global COVID-19 Pandemic on our Business

The global economic conditions will continue to be volatile as long as the global COVID-19 pandemic remains a public health threat. The ongoing COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus and new strains of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, social distancing measures and mandated business limitations and closures. These measures have resulted in a disruption in the foodservice industry including substantial restaurant closures and, as a result, in commercial foodservice equipment markets across the geographies in which we operate. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.

Our Company's second quarter 2021 net sales, earnings from operations and cash flows all improved significantly in comparison to the second quarter of 2020, which was the first full quarter of operations subsequent to the World Health Organization declaring the outbreak of COVID-19 as a global pandemic in March 2020. While the commercial foodservice industry has continued to gradually recover from the negative impacts of the COVID-19 pandemic, the extent of the ultimate impact of the COVID-19 pandemic, including supply chain disturbances, on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries where we operate globally, the distribution of COVID-19 vaccines, emergence of new strains of the virus, and the timing of the resumption of economic activity to pre-pandemic levels.

During both the first and second quarters of 2021, we continued to see increases in the cost of specific commodities, components and parts purchased, including the impact of rising inflation rates and tariffs, as challenges in the supply chain continue to persist, as compared to the year ended December 31, 2020. We anticipate that the average cost of commodities, components and parts purchased, including the impact of rising inflation and tariffs, for the remainder of fiscal 2021 will be higher than the costs experienced during the year ended December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in March 2020 and includes measures intended to assist companies during the global COVID-19 pandemic, including temporary changes to income and non-income-based tax laws, some of which had been enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods.

The American Rescue Plan Act of 2021 was enacted on March 11, 2021 and, among other things, included a second extension, through June 30, 2021, of the payroll support program provided under the CARES Act. We were not eligible for this incentive during the six months ended June 30, 2021.

We continue to proactively monitor the developments surrounding COVID-19 and may take additional actions based on the requirements and recommendations of governmental and health authorities around the world in an attempt to protect our stakeholders. We are currently unable to quantify with certainty the ultimate severity or duration of the impact of the global COVID-19 pandemic on our business.

Strategic Objectives

While our strategic objectives are long-term and remain intact, the execution of the merger with Ali Group and the uncertainty surrounding the global COVID-19 pandemic will impact the extent and timing of our execution of these objectives. As such, our strategic objectives continue to include achieving sustainable growth globally and increased profitability by leveraging our position as a leading commercial foodservice equipment provider, while selectively pursuing longer-term strategic partnerships, growing our customer base and expanding the frontiers of foodservice innovation, as well as attracting and developing industry-leading talent.

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

Our Transformation Program is structured in multiple phases extending through 2021 and is focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We expect to conclude the Transformation Program by the end of 2021 and anticipate incurring total consulting costs, restructuring charges, and other related transformation expenses of less than $75.0 million from the inception of the program through 2021. However, the timing of realizing the full savings will be delayed until sales and manufacturing volumes return to pre-COVID levels.

In connection with the ongoing execution of the Transformation Program, we incurred $1.3 million and $3.5 million of consulting and other related Transformation Program costs for the three and six months ended June 30, 2021, respectively. We also incurred $0.1 million and $0.3 million of restructuring charges for the three and six months ended June 30, 2021, respectively, intended to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program. We have incurred total costs of $71.2 million from the inception of the Transformation Program through June 30, 2021 and have settled these costs primarily in cash. We intend to continuously evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program.

•Create innovative products and solutions: To remain an industry leader and grow our reputation as an innovative company, we continuously develop dynamic product and system solutions for the entire kitchen. We invest in our research and development resources and work with our suppliers and customers to actively address product competitiveness and life cycle extensions. We co-create innovation and refresh existing products with new, locally relevant food-inspiring technologies, while simultaneously finding new ways to integrate those technologies into global platforms in a cost-effective manner and create cohesive kitchen systems for our customers.

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

•Develop great people: We strive to make our company, and our successor company, an employer of choice in our industry. We believe that we demonstrate a strong commitment to our people by providing a diverse and inclusive culture and environment where employee input, efforts and achievements are recognized and valued.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Three Months Ended June 30,		Change
	2021	2020	$	%
Net sales	$395.6	$206.0	$189.6	92.0%
Cost of sales	250.7	137.6	113.1	82.2%
Gross profit	144.9	68.4	76.5	111.8%
Gross margin (% of Net sales)	36.6%	33.2%		3.4%
Selling, general and administrative expenses	85.0	56.8	28.2	49.6%
Amortization expense	9.7	9.6	0.1	1.0%
Restructuring and other expense	—	1.2	(1.2)	(100.0)%
Loss from impairment and disposal of assets — net	—	0.1	(0.1)	(100.0)%
Earnings from operations	50.2	0.7	49.5	N/M
Interest expense	19.0	20.4	(1.4)	(6.9)%
Other expense — net	2.9	5.5	(2.6)	(47.3)%
Earnings (loss) before income taxes	28.3	(25.2)	53.5	212.3%
Income tax expense (benefit)	4.6	(7.8)	12.4	159.0%
Net earnings (loss)	$23.7	$(17.4)	$41.1	236.2%
N/M - Not Meaningful

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions)	Three Months Ended June 30,		Change
	2021	2020	$	%
Americas	$304.7	$158.6	$146.1	92.1%
EMEA	112.3	45.6	66.7	146.3%
APAC	63.8	42.2	21.6	51.2%
Elimination of intersegment sales	(85.2)	(40.4)	(44.8)	(110.9)%
Total net sales	$395.6	$206.0	$189.6	92.0%

Net sales totaled $395.6 million for the three months ended June 30, 2021 representing an increase of $189.6 million, or 92.0%, compared to the same period of the prior year. The increase in net sales was primarily the result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes due to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended June 30, 2021 by $12.9 million as compared to the three months ended March 31, 2020.

Net sales in the Americas segment for the three months ended June 30, 2021 increased $146.1 million, or 92.1%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $125.9 million and a $20.2 million increase in intersegment sales. The increase in third-party net sales was primarily the result of: (i) increased volumes primarily due to an increase in general market demand, (ii) increased volumes due to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global pandemic in the region, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended June 30, 2021 by $3.1 million as compared to the same period of the prior year.

Net sales in the EMEA segment for the three months ended June 30, 2021 increased $66.7 million, or 146.3%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $45.6 million and a $21.1 million increase in intersegment sales. The increase in third-party net sales was primarily the result of increased volumes primarily due to an increase in general market demand and the increase in intersegment sales is primarily due to increases in sales to the America's region related to rollouts with large chain customers discussed above, both of which were the result of our continued recovery from the ongoing global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the three months ended June 30, 2021 by $7.9 million.

Net sales in the APAC segment for the three months ended June 30, 2021 increased $21.6 million, or 51.2%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $18.1 million and a $3.5 million increase in intersegment sales. The increase in third-party net sales was primarily driven by increased volumes largely due to an increase in general market demand in China and Australia, while the rest of Asia was still severely depressed due to the pandemic, and increased KitchenCare aftermarket sales, both of which were the result of our continued recovery from the ongoing global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the three months ended June 30, 2021 by $1.9 million as compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended June 30, 2021 totaled $144.9 million, an increase of $76.5 million, or 111.8%, compared to the same period of the prior year. This increase in gross profit was primarily driven by: (i) $69.7 million favorable impact resulting from increased product volumes and mix, (ii) $7.1 million of positive foreign currency translation impact (iii) $4.2 million favorable impact from increased net pricing and (iv) $2.2 million of favorable labor and other manufacturing costs, primarily driven by the procurement sourcing savings associated with the Transformation Program. These favorable impacts were partially offset by: (i) $3.5 million unfavorable impact from increased inbound freight costs resulting from the continued macroeconomic impact of the COVID-19 pandemic on the supply chain, (ii) $1.7 million of unfavorable material costs, primarily driven by continued inflationary pressures experienced during the second quarter of 2021, partially offset by the procurement sourcing savings associated with the Transformation Program, (iii) $0.9 million of increased tariff costs and (iv) $0.4 million higher depreciation costs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended June 30, 2021 totaled $85.0 million, an increase of $28.2 million, or 49.6%, compared to the same period of the prior year. This increase is primarily due to: (i) $16.0 million increased employee-related costs, reflecting the non-recurrence of various measures taken in 2020 to manage the impact of the COVID-19 pandemic, along with higher incentives related to stronger operational performance in 2021, (ii) $8.2 increased transaction expenses related to the pending sale of our company, (iii) $2.6 million unfavorable foreign currency translation impact as compared to the same period of the prior year, (iv) $4.8 million of higher marketing and commission costs primarily resulting from increased sales volumes and $1.2 million of higher travel and other controllable costs. The impact of these increases were partially offset by: (i) a $2.0 million recovery of funds from an incident in 2018 which resulted in the diversion of funds from one of our EMEA locations, (ii) $1.6 million of lower third-party consulting costs incurred in connection with our Transformation Program and (iii) $1.5 million of lower professional fees.

Restructuring and other expense

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
Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended June 30,		Change
	2021	2020	$	%
Americas	$59.7	$18.7	$41.0	219.3%
EMEA	21.0	5.5	15.5	281.8%
APAC	9.0	5.7	3.3	57.9%
Total Segment Adjusted Operating EBITDA	89.7	29.9	59.8	200.0%
Less: Corporate and unallocated expenses	(16.2)	(10.1)	(6.1)	(60.4)%
Total Adjusted Operating EBITDA	$73.5	$19.8	$53.7	271.2%

Adjusted Operating EBITDA margin (1)	18.6%	9.6%		9.0%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended June 30, 2021 increased by $41.0 million, or 219.3%. This increase was primarily driven by: (i) a $46.7 million favorable impact from increased product volumes and mix, (ii) $6.0 million of favorable impact from net pricing, (iii) $1.9 million favorable foreign currency translation impact and (iv) $1.2 million of favorable labor and other manufacturing costs, primarily driven by the procurement sourcing savings associated with the Transformation Program. The impact of these increases were partially offset by: (i) $6.5 million of higher employee-related travel and other controllable costs, (ii) $4.3 of higher marketing and commissions costs, primarily attributable to increased sales, (iii) $2.2 million unfavorable impact from increased inbound freight costs resulting from the continued macroeconomic impacts of COVID-19 pandemic on the supply chain, (iv) $1.1 million unfavorable material costs, primarily driven by continued inflationary pressures experienced during the first half of 2021, which were partially offset by the procurement sourcing savings associated with the Transformation Program and (v) a $0.9 million unfavorable impact from increased tariffs.

Adjusted Operating EBITDA in the EMEA segment for the three months ended June 30, 2021 increased by $15.5 million, or 281.8%. This increase was primarily driven by: a $21.5 million favorable impact from increased product volumes and mix and $2.0 million favorable foreign currency translation impact. The impact of these increases were partially offset by: (i) $2.6 million of higher employee-related travel and other controllable costs, (ii) $2.1 million of unfavorable impact from net pricing, (iii) $1.2 million unfavorable impact from increased inbound freight costs resulting from the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (iv) $1.1 million unfavorable material costs and $0.5 million of unfavorable labor and other manufacturing costs, both primarily driven by continued inflationary pressures experienced during the first half of 2021 and (v) $0.5 million of higher marketing and commissions costs attributable primarily to increased sales.

Adjusted Operating EBITDA in the APAC segment for the three months ended June 30, 2021 increased by $3.3 million, or 57.9%. This increase was primarily driven by $4.1 million of favorable product volumes and mix and $0.6 million favorable foreign currency translation impact, partially offset by $1.6 million of higher employee-related, travel and other controllable costs.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, that are not allocated to the geographic business segments. For the three months ended June 30, 2021, corporate and unallocated expenses increased by $6.1 million, or 60.4%. This increase was primarily driven by increased employee-related costs, reflecting the non-recurrence of measures taken in 2020 to manage the impacts of the pandemic, and increased stock compensation expense resulting from an increase in the expected achievement percentage for certain tranches of our performance share units.
Analysis of Non-Operating Income Statement Items

For the three months ended June 30, 2021, "Interest expense" was $19.0 million, a $1.4 million decrease as compared to the same period of the prior year, primarily driven by a decrease in the average borrowings outstanding and an overall decrease in the weighted average interest rates of outstanding debt resulting from a decrease in LIBOR during the current periods.

For the three months ended June 30, 2021, "Other expense (income) — net" was an expense of $2.9 million, compared to an expense of $5.5 million for the same period of the prior year. The decrease of $2.6 million is primarily the result of higher net foreign currency gains compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended June 30, 2021, we recorded a $4.6 million income tax expense, reflecting a 16.3% effective tax rate, compared to a $7.8 million income tax benefit for the three months ended June 30, 2020, reflecting a 31.0% effective tax rate. The change in the effective tax rate for the three months ended June 30, 2021 compared to the same period of the prior year is primarily the result of our increase in earnings, relative weighting of jurisdictional income and loss, changes in net discrete tax items as a result of recently enacted foreign income tax rates, CARES Act net operating loss carryback provisions, and the changes in uncertain tax positions. For the three months ended June 30, 2021, the income tax provision includes a net discrete tax benefit of $2.2 million related to the recently enacted tax rate increase in the UK Finance Act 2021 and corresponding increase of jurisdictional net deferred tax assets, as compared to the income tax provision for the three months ended June 30, 2020, which includes a net discrete expense of $1.6 million primarily due to the uncertain tax positions related to foreign income subject to U.S. tax.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2021	2020	$	%
Net sales	$712.4	$534.9	$177.5	33.2%
Cost of sales	449.7	351.7	98.0	27.9%
Gross profit	262.7	183.2	79.5	43.4%
Gross margin (% of Net sales)	36.9%	34.2%		2.7%
Selling, general and administrative expenses	161.0	143.3	17.7	12.4%
Amortization expense	19.8	19.3	0.5	2.6%
Restructuring and other expense	0.2	8.0	(7.8)	(97.5)%
Loss from impairment and disposal of assets — net	—	11.3	(11.3)	(100.0)%
Earnings from operations	81.7	1.3	80.4	6,184.6%
Interest expense	37.7	42.8	(5.1)	(11.9)%
Other expense (income) — net	5.9	(1.0)	(6.9)	(690.0)%
Earnings (loss) before income taxes	38.1	(40.5)	78.6	194.1%
Income tax expense (benefit)	6.5	(8.0)	14.5	181.3%
Net earnings (loss)	$31.6	$(32.5)	$64.1	197.2%
N/M - Not Meaningful

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions)	Six Months Ended June 30,		Change
	2021	2020	$	%
Americas	$551.1	$409.1	$142.0	34.7%
EMEA	205.7	135.6	70.1	51.7%
APAC	112.5	93.5	19.0	20.3%
Elimination of intersegment sales	(156.9)	(103.3)	(53.6)	(51.9)%
Total net sales	$712.4	$534.9	$177.5	33.2%

Net sales totaled $712.4 million for the six months ended June 30, 2021 representing an increase of $177.5 million, or 33.2%, compared to the same period of the prior year. The increase in net sales was primarily the result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes related to rollouts with large chain customers, and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended June 30, 2021 by $20.6 million as compared to the six months ended June 30, 2020.

Net sales in the Americas segment for the six months ended June 30, 2021 increased $142.0 million, or 34.7%, compared to the same period of the prior year. The increase was primarily the result of increased third-party net sales of $128.8 million and a $13.2 million increase in intersegment sales. The increase in third-party net sales was primarily result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes related to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the six months ended June 30, 2021 by $4.5 million as compared to the same period of the prior year.

Net sales in the EMEA segment for the six months ended June 30, 2021 increased $70.1 million, or 51.7%, compared to the same period of the prior year. The increase was primarily the result of increased third-party net sales of $35.0 million and a $35.1 million increase in intersegment sales. The increase in third-party net sales was primarily the result of increased volumes in general market and the increase in intersegment sales was primarily due to increases in sales to the America's region related to rollouts with large chain customers discussed above, both of which were the result of our continued recovery from the ongoing global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the six months ended June 30, 2021 by $13.1 million.

Net sales in the APAC segment for the six months ended June 30, 2021 increased $19.0 million, or 20.3%, compared to the same period of the prior year. The increase was primarily the result of increased third-party net sales of $13.7 million and a $5.3 million increase in intersegment sales. The increase in third-party net sales was primarily driven by increased volumes in general market demand in China and Australia, while the rest of Asia was still severely depressed due to the pandemic, and increased KitchenCare aftermarket sales, both of which were the result of our continued recovery from the global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the six months ended June 30, 2021 by $3.0 million as compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the six months ended June 30, 2021 totaled $262.7 million, an increase of $79.5 million, or 43.4%, compared to the same period of the prior year. This increase was primarily driven by: (i) a $57.1 million favorable impact from increased product volumes and mix, (ii) $11.3 million of positive foreign currency translation impact, (iii) $9.9 million of favorable labor and other manufacturing costs, (iv) $7.4 million favorable impact from increased net pricing and (v) $3.7 million of favorable material costs, primarily driven by the procurement sourcing savings associated with the Transformation Program. These favorable impacts were partially offset by: (i) $7.0 million of increased inbound freight costs resulting from the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (ii) a $2.1 million unfavorable impact from increased tariffs and (iii) $1.0 million of higher depreciation costs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the six months ended June 30, 2021 totaled $161.0 million, an increase of $17.7 million, or 12.4%, compared to the same period of the prior year. This increase is primarily driven by: (i) $18.4 million increased employee-related costs, reflecting the non-recurrence of various measures taken in 2020 to manage the impact of the COVID-19 pandemic, along with higher incentives related to stronger operational performance in 2021, (ii) $8.2 increased transaction expenses related to the pending sale of our Company, (iii) $4.4 million unfavorable foreign currency translation impact as compared to the same period of the prior year and (iv) $2.4 million of higher marketing and commission costs, primarily attributable to increased sales volumes. The impact of these increases were partially offset by: (i) $10.7 million of lower third-party consulting costs incurred in connection with our Transformation Program, (ii) $2.2 million of lower professional fees, (iii) a $2.0 million recovery of funds from an incident in 2018, which resulted in the diversion of funds from one of our EMEA locations and (iv) $1.3 million of lower travel and other controllable costs.

Restructuring and other expense

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

Loss from impairment and disposal of assets — net

Loss from impairment and disposal of assets — net for the six months ended June 30, 2020 was $11.3 million and consisted primarily of an impairment charge of $11.1 million on trademark and trade names in our EMEA segment. See Note 5, "Goodwill and Other Intangible Assets — Net." of the Notes to the Consolidated Financial Statements for additional details.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Six Months Ended June 30,		Change
	2021	2020	$	%
Americas	$110.0	$71.0	$39.0	54.9%
EMEA	35.6	19.1	16.5	86.4%
APAC	15.8	13.9	1.9	13.7%
Total Segment Adjusted Operating EBITDA	161.4	104.0	57.4	55.2%
Less: Corporate and unallocated expenses	(38.1)	(38.7)	0.6	1.6%
Total Adjusted Operating EBITDA	$123.3	$65.3	$58.0	88.8%

Adjusted Operating EBITDA margin (1)	17.3%	12.2%		5.1%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the six months ended June 30, 2021 increased by $39.0 million, or 54.9%. This increase was primarily driven by: (i) $32.6 million of favorable product volumes and mix, (ii) $8.2 million of favorable impact from net pricing, (iii) $7.6 million of decreases in labor and other manufacturing costs and $4.3 million of lower materials costs, both primarily driven by the procurement sourcing savings associated with the Transformation Program and (iv) $2.7 million of favorable foreign currency translation impact. The impact of these increases were partially offset by: (i) $6.2 million of higher employee-related travel and other controllable costs, (ii) $5.3 million of unfavorable inbound freight costs resulting from the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (iii) $2.7 of higher marketing and commissions costs attributable primarily to increased sales and (iv) $2.1 million of increased tariffs.

Adjusted Operating EBITDA in the EMEA segment for the six months ended June 30, 2021 increased by $16.5 million, or 86.4%. This increase was primarily driven by: (i) $19.6 million of favorable product volumes and mix, (ii) $3.3 million of favorable foreign currency translation impact, (iii) $0.7 million of decreases in labor and other manufacturing costs, (iv) $0.5 million lower research and development costs, and (v) a $0.4 million decrease in professional fees. The impact of these increases were partially offset by: (i) $4.0 million of unfavorable impact from net pricing, (ii) $1.8 million of unfavorable inbound freight costs resulting from the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (iii) $1.5 million of higher employee-related travel and other controllable costs and (iv) $1.0 million of higher materials costs resulting from the inflationary pressures experienced during the first half of 2020.

Adjusted Operating EBITDA in the APAC segment for the six months ended June 30, 2021 increased by $1.9 million, or 13.7%. This increase was primarily driven by: (i) $1.7 million of favorable product volumes and mix, (ii) $1.0 million of favorable foreign currency translation impact and (iii) $0.5 million of decreases in labor and other manufacturing costs. These increases were partially offset by $1.5 million of higher employee-related, travel and other controllable costs.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, that are not allocated to the geographic business segments. For the six months ended June 30, 2021, corporate and unallocated expenses decreased by $0.6 million, or 1.6%. This decrease was primarily driven by a $7.8 million decrease in the elimination of profit in inventory resulting from lower intercompany inventory on hand and a $2.4 million decrease in travel and other controllable costs, These decreases were partially offset by $9.4 million of increased employee-related costs, reflecting the non-recurrence of measures taken in 2020 to manage the impacts of the pandemic, and increased stock compensation expense resulting from an increase in the expected achievement percentage for certain tranches of our performance share units.

Analysis of Non-Operating Income Statement Items

For the six months ended June 30, 2021, "Interest expense" was $37.7 million, a $5.1 million decrease as compared to the same period of the prior year, primarily driven by a decrease in the average borrowings outstanding and an overall decrease in the weighted average interest rate of outstanding debt resulting from a decrease in LIBOR during the current period.

For the six months ended June 30, 2021, "Other expense (income) — net" was an expense of $5.9 million, compared to income of $1.0 million for the same period of the prior year. The decrease of $6.9 million is primarily the result of higher net foreign currency losses compared to the same period of prior year.

Analysis of Income Taxes

For the six months ended June 30, 2021, we recorded a $$6.5 million income tax expense, reflecting a 17.1% effective tax rate, compared to a $8.0 million income tax benefit for the six months ended June 30, 2020, reflecting a 19.8% effective tax rate. The change in the effective tax rate for the six months ended June 30, 2021 compared to the same period of the prior year is primarily the result of our increase in earnings, changes in net discrete tax items as a result of recently enacted foreign income tax rates, uncertain tax positions, CARES Act net operating loss carryback provisions, and the relative weighting of jurisdictional income and loss. For the six months ended June 30, 2021, the income tax provision includes net discrete benefit of $2.4 million primarily related to the recently enacted tax rate increase in the UK Finance Act 2021 and corresponding increase of jurisdictional net deferred tax assets, as compared to the income tax provision for the six months ended June 30, 2020, which includes a net discrete expenses of $6.2 million primarily related to the provisions of the CARES Act and changes in uncertain tax positions.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet our working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of June 30, 2021, our total liquidity was $392.2 million, consisting of $153.8 million of cash and cash equivalents and $238.4 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings, compared to total liquidity of $353.7 million as of March 31, 2021 and $375.0 million as of December 31, 2020. Our liquidity generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of the historically higher sales period in the spring and early summer months.

As of June 30, 2021, approximately 93% of our cash and cash equivalents and restricted cash were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to maintain cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of capital investments, working capital and debt service. We estimate that our capital expenditures will be between $30.0 million and $35.0 million for the year ending December 31, 2021. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, including the future impact of the global COVID-19 pandemic on our operating results, success in closing the merger with Ali Group and the timing of such closing, and competitive, legislative and regulatory factors, among other considerations. In response to the global COVID-19 pandemic throughout 2020 and the first and second quarters of 2021, we implemented contingency plans for our operations and took what we believe to be appropriate steps to reduce operating expenses and capital spending, including reductions in the size of our workforce and the temporary furlough of employees during 2020. We expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

Our access to, and the availability of, financing on acceptable terms in the future may be affected by many factors including the overall liquidity in the financial and capital markets, the state of the economy, success in closing the merger with Ali Group and the timing of such closing, and our credit rating. The ongoing global COVID-19 pandemic, which has continued to cause volatility in the capital markets, could also impact our ability to pursue additional financing opportunities in the future. Moreover, we are unable to quantify the ultimate severity or duration of the impact of the global COVID-19 pandemic on our operational and financial performance, which could have an adverse impact on our results of operations, cash flows and financial position, potentially resulting in a default or an acceleration of indebtedness, and could otherwise negatively impact our liquidity and ability to make additional borrowings under our Revolving Credit Facility.

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of June 30, 2021 totaled $154.3 million, an increase of $28.9 million from the December 31, 2020 balance of $125.4 million.

The table below summarizes our cash flows:

(in millions)	Six Months Ended June 30,		Change
	2021	2020
Cash provided by (used in):
Operating activities	$20.7	$(64.4)	$85.1
Investing activities	(9.9)	(14.6)	4.7
Financing activities	17.4	92.7	(75.3)
Effect of exchange rate changes on cash	0.7	(4.7)	5.4
Net increase in cash and cash equivalents and restricted cash	$28.9	$9.0	$19.9

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021 was $20.7 million, consisting primarily of net income of $31.6 million, adjusted for non-cash charges of $40.0 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation. Additionally, there were net cash inflows of $60.7 million associated with the timing of other current and long-term liabilities, other assets and trade accounts payable. These inflows were partially offset by $55.2 million use of cash related to an increase in inventory, a $45.5 million use of cash related to a net increase in accounts receivable, $4.9 million use of cash for rebate payments to customers, $2.4 million use of cash for the settlement of restructuring activities, a change in deferred income taxes of $2.1 million and a $1.5 million net use of cash for professional fees.

Cash used in operating activities for the six months ended June 30, 2020 was $64.4 million, consisting primarily of a net loss of $32.5 million and $103.1 million of cash outflows related to the timing of trade payables, other assets and current and long-term liabilities and an inventory build of $24.4 million. These outflows were partially offset by a cash inflow of $42.9 million from a net decrease in accounts receivable and non-cash charges for depreciation and amortization expense, stock-based compensation and amortization of debt issuance costs of $33.8 million, an $11.1 million non-cash impairment charge on trademarks and tradenames in the EMEA segment and a change in deferred income taxes of $7.6 million.

Investing Activities

Cash used in investing activities of $9.9 million for the six months ended June 30, 2021 was the result of capital expenditures made during the period.

Cash used in investing activities of $14.6 million for the six months ended June 30, 2020 consisted primarily of capital expenditures of $10.5 million and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Financing Activities

Cash provided by financing activities of $17.4 million for the six months ended June 30, 2021 consisted primarily of $11.4 million of net borrowings on long-term debt and finance leases and $6.0 million of net cash received related to the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2020 of $92.7 million consisted primarily of net borrowings on long-term debt and finance leases of $94.4 million partially offset by $2.1 million capitalized costs incurred in connection with the April 2020 amendment of our 2016 Credit Facility.

Financing Resources

Our primary financing resources consist of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of June 30, 2021 are set forth below.

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

In April of 2020, we entered into Amendment No. 7 (the “Amendment”) to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility. The terms of the Amendment, among others as set forth in the Amendment, (i) suspended the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replaced the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant extended through June 30, 2021.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants have been reinstated at modified levels as compared to the covenants that were in effect beginning June 30, 2020 and will phase-in to the pre-amendment covenant levels by the fourth quarter of 2021.

As of June 30, 2021, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of both June 30, 2021 and December 31, 2020. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of June 30, 2021. We continually monitor our compliance with the covenants in our Revolving Credit Facility, and in doing so have made estimates of the negative impact of the global COVID-19 pandemic on our financial position, results of operations and cash flows. We believe we will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the global COVID-19 pandemic on our business, management's estimates of the achievement of our financial covenants may change in the future.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	June 30,	December 31,
	2021	2020
Revolving Credit Facility	$155.0	$143.0
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,435.0	$1,423.0

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how we evaluate our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data, we make this data available to the public. None of the non-GAAP measures presented should be considered as an alternative to net earnings (loss), earnings from operations, net cash provided by (used in) operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including as a result of changed business conditions, new accounting rules or otherwise. Further, our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Free Cash Flow

We refer to "Free Cash Flow", a non-GAAP measure, as our net cash provided by or used in operating activities less capital expenditures. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund our debt repayments, acquisitions, dividends and share repurchases, if any. Free Cash Flow reconciles to net cash provided by (used in) operating activities included in our Consolidated Statements of Cash Flows presented in accordance with U.S. GAAP, as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$37.1	$8.1	$20.7	$(64.4)
Capital expenditures	(5.2)	(4.9)	(9.9)	(10.5)
Free Cash Flow	$31.9	$3.2	$10.8	$(74.9)

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

(in millions, except percentage data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$23.7	$(17.4)	$31.6	$(32.5)
Income tax expense (benefit)	4.6	(7.8)	6.5	(8.0)
Other expense (income) — net(1)	2.9	5.5	5.9	(1.0)
Interest expense(1)	19.0	20.4	37.7	42.8
Earnings from operations	50.2	0.7	81.7	1.3
Loss from impairment and disposal of assets — net	—	0.1	—	11.3
Restructuring activities (2)	0.1	0.9	0.3	4.6
Amortization expense	10.2	10.0	20.7	20.0
Depreciation expense	5.5	5.2	10.9	10.4
Transformation Program expense (3)	1.3	2.6	3.5	14.2
Transaction costs (4)	8.3	—	8.3	0.1
Other items (5)	(2.1)	0.3	(2.1)	3.4
Total Adjusted Operating EBITDA	$73.5	$19.8	$123.3	$65.3

Adjusted Operating EBITDA margin (6)	18.6%	9.6%	17.3%	12.2%
(1) As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.3 million and $2.4 million, respectively, for the three and six months ended June 30, 2020 and has been reclassified to be included as a component of "Interest expense" in our Consolidated Statements of Operations for the respective periods.
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
(4) Transaction costs for the three and six months ended June 30, 2021 are related to the pending sale of our company and are comprised primarily of professional services recorded in "Selling, general and administrative expenses". Refer to Note 19, "Subsequent Events," for discussion of the pending sale of our company. Transaction costs of $0.1 million for the six months ended June 30, 2020 are related to integration costs resulting from a company acquisition in 2018, recorded in "Selling, general and administrative expenses."
(5) Other items are costs which are not representative of our operational performance. For the three and six months ended June 30, 2021, other items is primarily comprised of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of our EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2020, other items represents the changes in the loss contingency estimate of $0.3 million and $3.4 million, respectively, due for customs duties, fees and interest on previously imported products, which is included in "Restructuring and other expense" in the Consolidated Statement of Operations. Refer to Note 11, "Contingencies and Significant Estimates," for discussion of the impact to the Consolidated Statements of Operations.
(6) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Diluted Net Earnings (Loss) and Adjusted Diluted Net Earnings (Loss) Per Share

We define Adjusted Diluted Net Earnings (Loss) as net earnings (loss) before the impact of certain items, such as loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings (Loss) Per Share for each period represents Adjusted Diluted Net Earnings (Loss) while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Diluted Net Earnings (Loss) and Adjusted Diluted Net Earnings (Loss) Per Share reconciled to net loss and diluted net loss per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$23.7	$(17.4)	$31.6	$(32.5)
Loss from impairment and disposal of assets — net	—	0.1	—	11.3
Restructuring activities (1)	0.1	0.9	0.3	4.6
Transformation Program expense (2)	1.3	2.6	3.5	14.2
Transaction costs (3)	8.3	—	8.3	0.1
Other items (4)	(2.1)	0.3	(2.1)	3.4
Foreign currency transaction loss (gain) (5)	2.6	5.7	5.4	(2.0)
Tax effect of adjustments (6)	(2.2)	(2.1)	(3.4)	(7.6)
Total Adjusted Net Earnings (Loss)	$31.7	$(9.9)	$43.6	$(8.5)

Per share basis
Diluted net earnings (loss)	$0.17	$(0.12)	$0.22	$(0.23)
Loss from impairment and disposal of assets — net	—	—	—	0.08
Restructuring activities (1)	—	—	—	0.03
Transformation Program expense (2)	—	0.02	0.02	0.10
Transaction costs (3)	0.06	—	0.06	—
Other items (4)	(0.01)	—	(0.01)	0.02
Foreign currency transaction loss (gain) (5)	0.02	0.04	0.04	(0.01)
Tax effect of adjustments (6)	(0.02)	(0.01)	(0.02)	(0.05)
Total Adjusted Diluted Net Earnings (Loss)	$0.22	$(0.07)	$0.31	$(0.06)
(1) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of our cost structure. Refer to Note 14, "Business Transformation Program and Restructuring," for discussion of the impact to the Consolidated Statements of Operations.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 14, "Business Transformation Program and Restructuring," for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs for the three and six months ended June 30, 2021 are related to the pending sale of our company and are comprised primarily of professional services recorded in "Selling, general and administrative expenses". Refer to Note 19, "Subsequent Events," for discussion of the pending sale of our company. Transaction costs of $0.1 million for the six months ended June 30, 2020 are related to integration costs resulting from a company acquisition in 2018, recorded in "Selling, general and administrative expenses."
(4) Other items are costs which are not representative of our operational performance. For the three and six months ended June 30, 2021, other items represents a partial recovery of $2.0 million from the diversion of funds in 2018 from one of our EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the three and six months ended June 30, 2020, other items represents the changes in the loss contingency estimate of $0.3 million and $3.4 million, respectively, due for customs duties, fees and interest on previously imported products, which is included in "Restructuring and other expense" in the Consolidated Statement of Operations. Refer to Note 11, "Contingencies and Significant Estimates," for discussion of the impact to the Consolidated Statements of Operations.
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated:
Net sales	$480.8	$246.4	$869.3	$638.2
Less: Intersegment sales	(85.2)	(40.4)	(156.9)	(103.3)
Net sales (as reported)	395.6	206.0	712.4	534.9
Impact of foreign currency translation(1)	(12.9)	—	(20.6)	—
Organic net sales	$382.7	$206.0	$691.8	$534.9

Americas:
Net sales	$304.7	$158.6	$551.1	$409.1
Less: Intersegment sales	(34.8)	(14.6)	(60.2)	(47.0)
Third-party net sales	269.9	144.0	490.9	362.1
Impact of foreign currency translation(1)	(3.1)	—	(4.5)	—
Total Americas organic net sales	$266.8	$144.0	$486.4	$362.1

EMEA:
Net sales	$112.3	$45.6	$205.7	$135.6
Less: Intersegment sales	(32.7)	(11.6)	(65.1)	(30.0)
Third-party net sales	79.6	34.0	140.6	105.6
Impact of foreign currency translation(1)	(7.9)	—	(13.1)	—
Total EMEA organic net sales	$71.7	$34.0	$127.5	$105.6

APAC:
Net sales	$63.8	$42.2	$112.5	$93.5
Less: Intersegment sales	(17.7)	(14.2)	(31.6)	(26.3)
Third-party net sales	46.1	28.0	80.9	67.2
Impact of foreign currency translation(1)	(1.9)	—	(3.0)	—
Total APAC organic net sales	$44.2	$28.0	$77.9	$67.2
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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example, statements about the potential future impacts of the COVID-19 pandemic on our business, anticipated effects of the proposed merger with Ali Group, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), our ability to meet working capital needs and cash requirements over the next 12 months; our ability to realize savings from reductions in force and other cost saving measures; compliance with the financial covenants under our credit facility; our ability to obtain financial and tax benefits from the CARES Act; our expectations regarding future results; descriptions of the Business Transformation Program ("Transformation Program"), including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of condition and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "future," "likely," "on track to deliver," "gaining momentum," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 and in our other filings with the SEC. The global COVID-19 pandemic has amplified many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•risks related to our proposed merger with Ali Group, including the risk that the conditions to the closing of the transaction are not satisfied, including the risk that required approvals of the transaction by our stockholders or regulatory authorities are not obtained, the risk of litigation relating to the transaction, uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction, risks that the proposed transaction disrupts our current plans or operations, our ability to retain and hire key personnel, competitive responses to the proposed transaction; unexpected costs, charges or expenses resulting from the transaction, and potential adverse reactions or changes to relationships with our customers, suppliers, distributors and other business partners resulting from the announcement or completion of the transaction;
•the impact of the global COVID-19 pandemic on the dining and hospitality industries and the measures taken by governmental authorities and third parties in response to the pandemic;
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
•factors affecting demand for foodservice equipment, including impacts of the global COVID-19 pandemic on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; changing consumer tastes and government regulations affecting the quick-service restaurant industry; and population and income growth in emerging markets;
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

We have global operations and are exposed to market risks in the ordinary course of our business. The COVID-19 pandemic has caused disruption on a global scale in commercial foodservice equipment end markets across the geographies in which we operate. Continued volatile market conditions arising from the global COVID-19 pandemic have impacted our results of operations, financial position and cash flows throughout the three months ended June 30, 2021. Due to the inherent uncertainty of the pace of the global recovery from the COVID-19 pandemic, our estimates of the impact of the pandemic on our business may change based on future developments. The market risks may also change over time as business practices evolve and include, but are not limited to, changes in interest rates, commodity price risk and changes in foreign currency exchange rates. To reduce these risks, we may selectively use derivative financial instruments and other proactive management techniques. Our corporate governance includes policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes only. The use of financial instruments for trading purposes or speculation is strictly prohibited.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, due to the remediation of the material weakness in our internal control over financial reporting previously identified in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") as described below, our disclosure controls and procedures were effective.

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

Remediation of Material Weakness in Internal Control over Financial Reporting

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken the actions to remediate the material weakness in internal control over financial reporting as outlined below. We have implemented processes and controls to enhance our internal control over financial reporting with respect to the identified material weakness

During the six months ended June 30, 2021, the steps outlined below were taken to develop and implement enhanced control activities, which are incremental to the remediation efforts described in Item 9A in our 2020 Form 10-K, to remediate the deficiencies underlying the material weakness over certain aspects of one of our significant information technology ("IT") systems.

•Automated alerts for all changes to privileged user access are now monitored and reviewed by the Chief Information Officer ("CIO") or the IT Director to ensure such changes are valid, approved and completed in accordance with our policies and controls. These alerts are also monitored, reviewed and tracked by IT's service desk.

•The logging functionality of the IT system has been enabled to track any changes, including deletions, for all users with privileged access. All changes are reviewed on a monthly basis by the IT Director, and the CIO reviews any changes made by the IT Director, to ensure such changes are valid, approved and completed in accordance with our policies and controls.

•On a monthly basis, the IT Director or appropriate delegate performs a "user access review" for all users with privileged access to verify such access is valid, approved and completed in accordance with our policies and controls.

During the quarter ended June 30, 2021, management, with the oversight of the Audit Committee of the Board of Directors, performed testing of these enhanced internal controls to confirm that such controls are operating effectively. As a result of this testing, management has concluded that these enhanced internal controls are operating effectively and remediate the material weakness discussed above. Management will continue to monitor and evaluate the effectiveness of these remedial actions and make further changes as may be deemed appropriate.

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

Welbilt is currently a named defendant in six separate litigation cases arising in connection with a Form S-4 Registration Statement that Welbilt and the Middleby Corporation filed with the SEC on May 28, 2021 in connection with a potential merger between Welbilt and the Middleby Corporation and its affiliates (collectively, “Middleby”).
On June 2, 2021, Shiva Stein, a purported stockholder of Welbilt, filed a lawsuit titled Stein v. Welbilt, Inc., et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On June 6, 2021, Sarah Vanmersbergen, a purported stockholder of Welbilt, filed a lawsuit titled Vanmersbergen v. Welbilt, Inc. et al. against Welbilt, Middleby and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On June 11, 2021, Therese Newbauer, a purported stockholder of Welbilt, filed a lawsuit titled Newbauer v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On June 15, 2021, Sam Wietschner, a purported stockholder of Welbilt, filed a lawsuit titled Wietschner v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On June 17, 2021, Rodrigo Chapa, a purported stockholder of Welbilt, filed a lawsuit titled Chapa v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of New York. On June 21, 2021, Catherine Nichols, a purported stockholder of Welbilt, filed a lawsuit titled Nichols v. Welbilt, Inc. et al. against Welbilt, Middleby and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York.
The Plaintiffs in all six of these litigation cases allege that the Defendants purportedly violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and SEC Rule 14a-9, because the Registration Statement that was filed with the SEC, and disseminated to Welbilt’s stockholders, was materially incomplete and misleading. In addition to these allegations, the Plaintiff in the Nichols litigation further alleges breach of fiduciary duty claims. The Plaintiffs in all six litigation cases seek to enjoin the Defendants from taking any steps to consummate the proposed merger unless and until certain material information is disclosed to Welbilt’s stockholders, or in the event the proposed merger is consummated, to recover damages resulting from Defendants’ purported violations of the Exchange Act.
Welbilt was served with the complaint in the Newbauer litigation on July 9, 2021. To date, Welbilt has not been served with the complaint in any of the remaining five litigation cases.
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

ITEM 1A.  RISK FACTORS

Risks Related to the Proposed Transaction with Ali Holding S.r.l.

There are several risks and uncertainties related to the proposed transaction (the "Transaction") with Ali Holding S.r.l. ("Ali Group"). Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, to add the risk factors below.

The Transaction is subject to customary closing conditions to both our obligations and the obligations of Ali Group to complete the Transaction, and if these conditions are not satisfied or waived, the Transaction may not be completed on a timely basis or at all.

The completion of the Transaction is subject to several of customary conditions to closing and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the Transaction for a significant period of time or prevent the completion of the Transaction from occurring at all. These closing conditions include, among others, (i) approval of the agreement and the plan of merger (the "Merger Agreement") by our stockholders, (ii) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (iii) there being no law or order prohibiting consummation of the Transaction, (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (v) compliance by the parties in all material respects with their respective covenants, (vi) the absence of a material adverse effect with respect to us and Ali Group, and (vii) the delivery of an officer’s closing certificate by both parties.

Many of the conditions to completion of the Transaction are not within either our or Ali Group’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date), it is possible that the Merger Agreement may be terminated. Although we and Ali Group have agreed in the Merger Agreement to use reasonable best efforts to, subject to certain limitations, complete the Transaction as promptly as practicable, these and other conditions to the completion of the Transaction may fail to be satisfied. In addition, satisfying the conditions to and completion of the Transaction may take longer, and could cost more, than we and Ali Group expect. We cannot and Ali Group cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Transaction for a significant period of time or prevent them from occurring. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date. The governmental agencies from which the parties have sought or are seeking certain approvals in connection with the Transaction have broad discretion in administering applicable governing regulations, and may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs, divestitures or restrictions could delay or prevent the consummation of the Transaction.

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
•We could become subject to litigation related to any failure to consummate the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement; and
•If the Merger Agreement is terminated in certain circumstances, we may be required to pay a termination fee of $110 million to Ali Group and may also be required to reimburse Ali Group for its payment, on our behalf, of the $110 million termination fee to Middleby in connection with terminating the Middleby merger agreement.

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

Under the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in us being required to pay Ali Group a termination fee equal to $110 million. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transaction. The Merger Agreement further provides that if the Merger Agreement is terminated in certain circumstances, we will reimburse Ali Group for its payment, on our behalf, of the $110 million termination fee to Middleby in connection with terminating the Middleby merger agreement. While we believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration. These provisions might also result in a potential third party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

While the Transaction is pending, we will be subject to business uncertainties which could adversely affect our business, results of operations, financial condition and cash flows.

Uncertainty about the effect of the Transaction on our employees, customers, distributors, suppliers, vendors and other business partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Transaction is consummated and for a period thereafter. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s (or, if the Transaction is not consummated, our standalone company) business could be harmed and the ability to realize the anticipated benefits of the Transaction could be adversely affected.

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

We and Ali Group may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Transaction from being completed.

Although, currently, we are not aware of any legal proceedings having been brought against us or Ali Group in connection with the Transaction, securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, such injunction may delay or prevent the Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

We and Ali Group will incur substantial transaction fees and costs in connection with the Transaction.

We and Ali Group expect to incur substantial non-recurring transaction-related costs associated with completing the Transaction. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Transaction is not completed, could have an adverse effect on our financial condition and operating results.

Our directors and executive officers have interests in the Transaction that may be different from, or in addition to, the interests of our stockholders generally.

Our directors and executive officers have interests in the Transaction that may be different from, or in addition to, the interests of our stockholders generally. The interests of our directors and executive officers include, among others, severance rights, vesting protections for equity awards in the event of termination of employment in connection with a change in control, rights to continuing indemnification and directors’ and officers’ liability insurance. Our board of directors was aware of and carefully considered the interests of our respective directors and officers, among other matters, in evaluating the terms and structure, and overseeing the negotiation of the Transaction, in approving the Merger Agreement, the merger and the other transactions contemplated thereby, and the recommendation of our board of directors that our stockholders adopt the Merger Agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings for Incorporation by Reference
2.1*	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Ali Holding S.R.L., Welbilt, Inc., Ali Group North America Corporation, and Ascend Merger Corp.	Exhibit 2.1 to Current Report on Form 8-K filed on July 14, 2021
10.1*	Amended and Restated Welbilt, Inc. 2016 Omnibus Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (included as Exhibit 101).	Filed herewith

* Represents a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 3, 2021

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer
(Principal Accounting Officer)