Form 10-Q
period 2021-09-30
Welbilt, Inc.
filed 2021-11-02
CIK 1650962

`UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of November 1, 2021, the latest practicable date, was 142,294,557.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$411.5	$298.5	$1,123.9	$833.4
Cost of sales	264.0	193.2	713.7	544.9
Gross profit	147.5	105.3	410.2	288.5
Selling, general and administrative expenses	84.6	72.3	245.6	215.6
Amortization expense	9.9	9.9	29.7	29.2
Restructuring and other expense	0.3	1.5	0.5	9.5
Loss from impairment and disposal of assets — net	0.1	0.4	0.1	11.7
Earnings from operations	52.6	21.2	134.3	22.5
Interest expense	18.8	19.6	56.5	62.4
Other expense (income) — net	0.4	(2.1)	6.3	(3.1)
Earnings (loss) before income taxes	33.4	3.7	71.5	(36.8)
Income tax expense (benefit)	8.5	(1.2)	15.0	(9.2)
Net earnings (loss)	$24.9	$4.9	$56.5	$(27.6)
Per share data:
Earnings (loss) per share — Basic	$0.18	$0.03	$0.40	$(0.20)
Earnings (loss) per share — Diluted	$0.17	$0.03	$0.40	$(0.20)
Weighted average shares outstanding — Basic	142,193,094	141,512,207	141,914,325	141,481,963
Weighted average shares outstanding — Diluted	143,413,531	141,560,747	142,905,959	141,481,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss)	$24.9	$4.9	$56.5	$(27.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8.8)	11.8	(8.3)	1.7
Unrealized (loss) gain on derivatives	(0.4)	0.5	(0.9)	0.7
Employee pension and postretirement benefits	1.2	(0.6)	2.2	2.2
Total other comprehensive (loss) income, net of tax	(8.0)	11.7	(7.0)	4.6
Comprehensive income (loss)	$16.9	$16.6	$49.5	$(23.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$111.9	$125.0
Restricted cash	0.5	0.4
Accounts receivable, less allowance of $5.5 and $4.4, respectively	212.5	165.9
Inventories — net	271.6	180.6
Prepaids and other current assets	63.7	50.1
Total current assets	660.2	522.0
Property, plant and equipment — net	132.9	129.1
Operating lease right-of-use assets	44.7	47.5
Goodwill	937.8	942.9
Other intangible assets — net	432.5	469.6
Other non-current assets	32.1	30.5
Total assets	$2,240.2	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$142.7	$86.4
Accrued expenses and other liabilities	181.5	164.2
Current portion of long-term debt and finance leases	0.9	1.0
Product warranties	32.3	29.9
Total current liabilities	357.4	281.5
Long-term debt and finance leases	1,375.1	1,407.8
Deferred income taxes	74.4	76.5
Pension and postretirement health liabilities	21.8	27.8
Operating lease liabilities	35.6	37.7
Other long-term liabilities	37.2	37.3
Total non-current liabilities	1,544.1	1,587.1
Commitments and contingencies (Note 11)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 142,281,403 shares and 141,557,236 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(9.4)	(25.6)
Retained earnings	373.2	316.7
Accumulated other comprehensive loss	(26.5)	(19.5)
Total equity	338.7	273.0
Total liabilities and equity	$2,240.2	$2,141.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net earnings (loss)	$56.5	$(27.6)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation expense	16.6	16.1
Amortization of intangible assets	30.9	30.2
Amortization of deferred financing fees	4.0	3.9
Deferred income taxes	(2.4)	10.0
Stock-based compensation expense	8.5	2.3
Loss from impairment or disposal of assets - net	0.1	11.7
Changes in operating assets and liabilities:
Accounts receivable	(49.5)	21.9
Inventories	(93.3)	(5.5)
Other assets	(8.4)	(32.4)
Trade accounts payable	55.1	(1.8)
Other current and long-term liabilities	16.1	(55.7)
Net cash provided by (used in) operating activities	34.2	(26.9)
Cash flows from investing activities
Capital expenditures	(17.2)	(15.9)
Acquisition of intangible assets	—	(0.2)
Other	—	(3.9)
Net cash used in investing activities	(17.2)	(20.0)
Cash flows from financing activities
Proceeds from long-term debt	168.0	172.5
Repayments on long-term debt and finance leases	(204.0)	(131.2)
Debt issuance costs	—	(2.1)
Exercises of stock options	7.9	1.1
Payments on tax withholdings for equity awards	(1.8)	(0.7)
Net cash (used in) provided by financing activities	(29.9)	39.6
Effect of exchange rate changes on cash	(0.1)	(0.3)
Net decrease in cash and cash equivalents and restricted cash	(13.0)	(7.6)
Balance at beginning of period	125.4	130.7
Balance at end of period	$112.4	$123.1

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$19.7	$21.1
Cash paid for interest, net of related hedge settlements	$62.7	$68.4

Supplemental disclosures of non-cash activities:
Non-cash financing activity: Lease liabilities and assets obtained through leasing arrangements and reassessments and modifications of right-of-use assets	$6.4	$14.9
Non-cash financing activity: Additions to property, plant and equipment included in accounts payable and accrued expenses and other liabilities	$5.1	$1.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	141,557,236	$1.4	$(25.6)	$316.7	$(19.5)	$273.0
Net earnings	—	—	—	7.9	—	7.9
Issuance of common stock, stock-based compensation plans	123,400	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	3.2	—	—	3.2
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)
Balance as of March 31, 2021	141,680,636	$1.4	$(21.7)	$324.6	$(26.7)	$277.6
Net earnings	—	—	—	23.7	—	23.7
Issuance of common stock, stock-based compensation plans	438,009	—	6.5	—	—	6.5
Stock-based compensation expense	—	—	2.5	—	—	2.5
Other comprehensive income	—	—	—	—	8.2	8.2
Balance as of June 30, 2021	142,118,645	$1.4	$(12.7)	$348.3	$(18.5)	$318.5
Net earnings		—		24.9	—	24.9
Issuance of common stock, stock-based compensation plans	162,758	—	0.5	—	—	0.5
Stock-based compensation expense		—	2.8	—	—	2.8
Other comprehensive loss		—		—	(8.0)	(8.0)
Balance as of September 30, 2021	142,281,403	$1.4	$(9.4)	$373.2	$(26.5)	$338.7
The accompanying notes are an integral part of these unaudited consolidated financial statements.
(Continued)

WELBILT, INC.
Consolidated Statements of Equity (Continued)
(In millions, except share data, unaudited)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019 (1)	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$253.4
Cumulative effect of accounting standards adoption(2)	—	—	—	(0.4)	—	(0.4)
Net loss	—	—	—	(15.1)	—	(15.1)
Issuance of common stock, stock-based compensation plans	273,532	—	1.1	—	—	1.1
Stock-based compensation expense	—	—	1.0	—	—	1.0
Other comprehensive loss	—	—	—	—	(26.6)	(26.6)
Balance as of March 31, 2020	141,487,527	$1.4	$(28.9)	$309.0	$(68.1)	$213.4
Net loss	—	—	—	(17.4)	—	(17.4)
Issuance of common stock, stock-based compensation plans	23,704	—	—	—	—	—
Other comprehensive income	—	—	—	—	19.5	19.5
Balance as of June 30, 2020	141,511,231	$1.4	$(28.9)	$291.6	$(48.6)	$215.5
Net earnings	—	—	—	4.9	—	4.9
Issuance of common stock, stock-based compensation plans	2,184	—	—	—	—	—
Stock-based compensation expense	—	—	1.3	—	—	1.3
Other comprehensive income	—	—	—	—	11.7	11.7
Balance at September 30, 2020	141,513,415	$1.4	$(27.6)	$296.5	$(36.9)	$233.4
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

Welbilt was incorporated in Delaware in 2015 and became publicly traded in March 2016 under the New York Stock Exchange ("NYSE") ticker symbol "MFS" after the Company completed its spin-off from The Manitowoc Company, Inc. ("MTW") (the "Spin-Off"). On March 6, 2017, shares of the Company commenced trading under a new NYSE ticker symbol, "WBT", when the Company effected its name change from "Manitowoc Foodservice, Inc." to "Welbilt, Inc."

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

Merger with Ali Holding S.r.l.

On July 14, 2021, the Company and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire the Company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement has been unanimously approved by the Company's board of directors and on September 30, 2021, was unanimously approved by the Company's stockholders.

In accordance with the terms of the merger agreement and immediately prior to the merger:

(i)     all of the Company's outstanding and unvested common stock options and restricted stock units will become vested and exchanged for the right to receive cash equal to the $24.00 per share consideration (less the exercise per share of common stock for the common stock options), and

(ii)    all of the Company's outstanding performance share units will also be exchanged, as determined assuming the maximum level of performance is achieved, for the right to receive cash equal to the $24.00 per share consideration,

Upon completion of the transaction, the Company's shares will no longer trade on The New York Stock Exchange.

The Ali Group merger agreement provides that the Company may be required to pay Ali Group a termination fee equal to $110.0 million if the merger agreement is terminated:

(a)     by Ali Group due to a breach of a covenant or agreement by the Company that causes the failure of a condition to closing, or

(b)     by either party if the Merger has not been consummated prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date) or if, in the case of clauses (a) or (b), an alternative proposal has been publicly disclosed, announced or otherwise made public and has not been withdrawn and within twelve months of such termination the Company enters into a definitive agreement with respect to, or consummates, an alternative proposal.

Welbilt and Ali Group have submitted regulatory filings in all required jurisdictions, including the U.S., United Kingdom, and European Union. The companies have decided that they will proceed with divesting the Company's Manitowoc ice brand ("Ice business") and the companies are confident that this step will ensure regulatory approval. The companies expect to complete the sale of the Ice business in early 2022 and then close the acquisition of Welbilt by Ali Group shortly thereafter.

As of September 30, 2021, the Company had not identified a buyer or begun marketing the Ice business for sale and concluded that the Ice business does not meet the criteria to be classified as an asset held for sale or its operations to be classified as discontinued operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Welbilt and its wholly-owned subsidiaries and have been prepared by the Company, pursuant to the rules and regulations of the SEC. The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All intercompany balances and transactions between the Company and its affiliates have been eliminated in consolidation.

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

On September 9th, 2021 President Biden announced a proposed new rule which would mandate the COVID-19 vaccine or weekly testing for most U.S. employees, which would include employees of the Company. This rule is expected be implemented through an Emergency Temporary Standard ("ETS") that will be promulgated by the Occupational Safety and Health Administration. If the ETS is ultimately issued and implemented, the Company expects there would be further disruptions to the Company's operations, such as inability to maintain adequate staffing at the Company’s facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for weekly COVID-19 testing, resulting in delays in the manufacturing process, which would negatively impact the Company's future sales and ongoing customer relationships.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, the financial position as of September 30, 2021 and December 31, 2020 and the cash flows for the nine months ended September 30, 2021 and 2020, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

For the three and nine months ended September 30, 2021, the Company believes the requirements were met to receive $0.6 million and $3.7 million, respectively, of government assistance in the form of cash, cost abatements and retention credits. For both the three and nine months ended September 30, 2020, the Company met the requirements to receive $6.0 million and $11.8 million, respectively, of government assistance in the form of cash, cost abatements and retention credits. As of September 30, 2021 and December 31, 2020, the Company had receivables of $1.6 million and $2.4 million related to government assistance.

Government assistance has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reduction to related expense(1):
Cost of sales	$—	$1.9	$1.8	$3.1
Selling, general and administrative expenses	0.1	3.2	1.4	5.4
Total	$0.1	$5.1	$3.2	$8.5

(1) As of September 30, 2021 and December 31, 2020, $0.5 million and $1.9 million, respectively, of government assistance was included as a reduction in capitalized labor, and is included as a component of "Inventories — net". As of September 30, 2020, $3.3 million of government assistance was included as a reduction in capitalized labor, and is included as a component of "Inventories — net". This portion of government assistance will be recognized as a reduction to "Cost of sales" when the associated inventory is sold.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Agreement which utilizes LIBOR as a basis. As further discussed and defined in Note 8, "Debt", in October 2021, the Company executed a Suspension of Rights Agreement to the 2016 Credit Agreement, effective December 31, 2021, which among other provisions suspends the Company's ability to make non-USD currency draws under the Revolving Credit Facility and requires all outstanding non-USD currency loans to be repaid on or before December 31, 2021. As a result of the Suspension of Rights Agreement, there is no impact on the Company's consolidated financial statements related to the issuance of this guidance.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	September 30,	December 31,
	2021	2020
Inventories — net:
Raw materials	$125.9	$85.6
Work-in-process	20.1	13.9
Finished goods	129.9	85.4
Total inventories at FIFO cost	275.9	184.9
LIFO Reserve	(4.3)	(4.3)
Total inventories — net	$271.6	$180.6

4. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	September 30,	December 31,
	2021	2020
Property, plant and equipment — net:
Land	$9.6	$9.7
Building and improvements	104.5	99.8
Machinery, equipment and tooling	229.9	231.7
Furniture and fixtures	7.7	8.1
Computer hardware and software for internal use	70.2	66.8
Construction in progress	15.2	14.1
Total cost	437.1	430.2
Less accumulated depreciation	(304.2)	(301.1)
Total property, plant and equipment — net	$132.9	$129.1

5. Goodwill and Other Intangible Assets — Net

The Company's annual impairment tests of goodwill and intangible assets with indefinite lives are performed as of June 30th of each fiscal year and whenever a triggering event occurs between annual impairment tests. The Company's trademarks and tradenames are classified as indefinite-lived intangible assets as there are no regulatory, contractual, competitive, economic or other factors which limit the useful lives of these intangible assets. The indefinite-lived intangible asset impairment test is performed at the Company's unit of account level, which is the Americas, EMEA and APAC. The goodwill impairment test is performed for the Company's reporting units, which are the Americas, EMEA and APAC.

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

The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Goodwill balance at December 31, 2020 (1)	$832.6	$89.3	$21.0	$942.9
Foreign currency impact	—	(5.1)	—	(5.1)
Goodwill balance at September 30, 2021	$832.6	$84.2	$21.0	$937.8
(1) Goodwill is net of accumulated impairment losses of $515.7 million: $312.2 million recorded for the Americas and $203.5 million recorded for EMEA, both of which were recorded prior to December 31, 2018.

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value
Customer relationships	$476.2	$(290.8)	$185.4	$479.1	$—	$(271.6)	$207.5
Trademarks and trade names	207.8	—	207.8	223.1	(11.1)	—	212.0
Other intangibles	171.1	(135.2)	35.9	173.1	—	(126.6)	46.5
Patents	5.8	(2.4)	3.4	5.8	—	(2.2)	3.6
Total	$860.9	$(428.4)	$432.5	$881.1	$(11.1)	$(400.4)	$469.6

As of September 30, 2021, trademarks and trade names by business segment are: $130.6 million in the Americas, $69.9 million in EMEA and $7.3 million in APAC. As of December 31, 2020, trademarks and trade names by business segment are: $130.6 million in the Americas, $73.6 million in EMEA and $7.8 million in APAC.

6. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	September 30,	December 31,
	2021	2020
Accrued expenses and other liabilities:
Miscellaneous accrued expenses	$36.2	$37.5
Employee related expenses	51.9	35.6
Accrued rebates and commissions	47.9	40.1
Current portion of operating lease liabilities	9.2	9.7
Interest payable	5.9	16.1
Customer deposits	9.5	3.9
Non-income taxes payable	6.1	3.6
Restructuring liabilities	1.9	4.0
Deferred revenues	3.6	2.9
Pension and postretirement health liabilities	2.1	2.1
Business Transformation Program related expenses	—	0.8
Product liabilities	2.7	1.7
Income and other taxes payable	4.2	5.6
Derivative liabilities	0.3	0.6
Total accrued expenses and other liabilities	$181.5	$164.2

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

For the three months ended September 30, 2021, the Company recorded a $8.5 million income tax expense, reflecting a 25.4% effective tax rate, compared to a $1.2 million income tax benefit for the three months ended September 30, 2020, reflecting a (32.4)% effective tax rate. The change in the effective tax rate for the three months ended September 30, 2021, compared to the same period of the prior year, is primarily due to the Company’s increase in earnings before income taxes and the relative weighting of jurisdictional income and loss, which was partially offset by the CARES Act net operating loss carryback provisions, changes for income tax returns filed, and deferred taxes related to stock compensation and repatriation of foreign earnings. For the three months ended September 30, 2021, the income tax provision includes a net discrete tax benefit of $0.3 million primarily related to changes for income tax returns filed, and the changes in deferred taxes related to stock compensation and repatriation of foreign earnings, as compared to the income tax benefit for the three months ended September 30, 2020, which includes a net discrete benefit of $1.2 million primarily related to the uncertain tax position for net interest deduction limitations and the CARES Act net operating loss carryback provisions.

For the nine months ended September 30, 2021, the Company recorded a $15.0 million income tax expense, reflecting a 21.0% effective tax rate, compared to an $9.2 million income tax benefit for the nine months ended September 30, 2020, reflecting a 25.0% effective tax rate. The change in the effective tax rate for the nine months ended September 30, 2021 compared to the same period of the prior year is primarily due to the Company’s increase in earnings before income taxes and the relative weighting of jurisdictional income and loss, partially offset by the changes in net discrete tax items resulting from recently enacted foreign income tax rates, CARES Act net operating loss carryback provisions and the changes in uncertain tax positions. For the nine months ended September 30, 2021, the income tax provision includes a net discrete benefit of $2.6 million primarily related to the recently enacted tax rate increase in the UK Finance Act 2021 and a corresponding increase in jurisdictional net deferred tax assets, as compared to the income tax benefit for the nine months ended September 30, 2020, which includes a net discrete expense of $5.0 million primarily related to the provisions of the CARES Act and changes in uncertain tax positions.

The Company’s effective tax rate for the three months ended September 30, 2021, varies from the 21.0% U.S. federal statutory rate primarily due to the relative weighting of foreign earnings before income taxes, net discrete tax items and taxes on foreign income. The Company’s effective tax rate for the nine months ended September 30, 2021 is same as the statutory rate of 21%. The Company’s effective tax rate for the three and nine months ended September 30, 2020 varies from the 21.0% U.S. federal statutory rate primarily due to discrete tax items generated from the provisions of the CARES Act for net operating loss carryback and interest limitations, changes in uncertain positions for foreign income subject to U.S. tax, foreign income or loss before income taxes and relative weighting of foreign earnings before income taxes, including the impact of the indefinite-lived intangible asset impairment in the Company's EMEA region. Foreign earnings are generated from operations in all of the Company’s three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act. As of September 30, 2021, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with U.S. interest expense. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may also adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances would be reflected in current operations through the Company’s income tax provision (benefit) and could have a material effect on the Company’s operating results for the respective period.

The Company's unrecognized tax benefits, including interest and penalties, were $9.8 million and $9.9 million as of September 30, 2021, and December 31, 2020, respectively. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.2 million to $1.8 million due to the expiration of relevant statutes of limitations and federal and state and foreign tax audit resolutions. In addition, as of September 30, 2021, and December 31, 2020, the Company's Consolidated Balance Sheets includes $31.9 million and $27.4 million, respectively, of income tax receivables, classified within "Prepaids and other current assets."

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its income tax reserves.

As of September 30, 2021, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

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

As of September 30, 2021, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. The Company considers its foreign earnings to be permanently reinvested or may be remitted substantially free of any additional income or withholding taxes, with the exception of the Company's intent for repatriation of the foreign earnings of certain legal entities within the EMEA and APAC regions, for which such foreign earnings have been previously taxed. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that additional foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

8. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	September 30, 2021		December 31, 2020
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$108.0	4.44%	$143.0	4.21%
Term Loan B Facility	855.0	2.94%	855.0	3.45%
9.50% Senior Notes due 2024	425.0	9.78%	425.0	9.72%
Finance leases	1.5	4.71%	2.2	4.80%
Total debt and finance leases, including current portion	1,389.5		1,425.2
Less current portion:
Finance leases	(0.9)		(1.0)
Unamortized debt issuance costs (1)	(13.8)		(16.7)
Hedge accounting fair value adjustment (2)	0.3		0.3
Total long-term debt and finance leases	$1,375.1		$1,407.8

(1) Total debt issuance costs, net of amortization as of September 30, 2021 and December 31, 2020, were $16.5 million and $20.3 million, respectively, of which $2.7 million and $3.6 million, respectively, are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $3.9 million for the nine months ended September 30, 2020 and has been reclassified to be included as a component of "Interest expense" in the Company's Consolidated Statements of Operations.
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

Amendment No. 7 also includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility payable on a quarterly basis. The Company incurred total debt issuance costs in connection with Amendment No. 7 of $2.1 million, which were capitalized and are included as a component of "Other non-current assets" on the Company's Consolidated Balance Sheets and will be amortized through the maturity of the Revolving Credit Facility.

As of September 30, 2021, the Company had $6.6 million in outstanding stand-by letters of credit and $285.4 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of September 30, 2021, the Company also had $1.0 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowings under the Revolving Credit Facility.

As of September 30, 2021, the Company was in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with the covenants in its Revolving Credit Facility, and in doing so has made estimates of the negative impact of the global COVID-19 pandemic on its financial position, results of operations and cash flows. The Company believes it will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the global COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future.

In October 2021, the Company entered into a Suspension of Rights Agreement to the 2016 Credit Agreement, effective December 31, 2021, which: (i) suspends the Company's ability to execute non-USD currency draws under the Revolving Facility, (ii) requires all outstanding non-USD currency loans to be repaid on or before December 31, 2021 and (iii) eliminates the option to select an interest period of 2 months for any borrowings in USD without the lenders' consent. The Company does not expect that the execution of this agreement will have a material impact on the Company's future liquidity or consolidated results of operations.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss ("AOCI") in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates $0.1 million of unrealized losses, net of tax, related to currency rate and commodity price hedging will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

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

The outstanding currency forward contracts, which were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting, are as follows:

Currency (in millions)	Units Hedged
	September 30,	December 31,
	2021	2020
Canadian Dollar	3.7	6.4
Euro	1.3	3.3
British Pound	1.5	6.1
Mexican Peso	15.3	92.8
Singapore Dollar	0.7	2.3

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended September 30,		Location	Three Months Ended September 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$(0.2)	$0.4	Cost of sales	$0.4	$(0.1)
Commodity contracts	—	—	Cost of sales	—	(0.1)
Total	$(0.2)	$0.4		$0.4	$(0.2)

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Nine Months Ended September 30,		Location	Nine Months Ended September 30,
	2021	2020		2021	2020
Foreign currency exchange contracts	$(0.1)	$(0.5)	Cost of sales	$1.1	$(0.5)
Commodity contracts	—	—	Cost of sales	—	(0.9)
Total	$(0.1)	$(0.5)		$1.1	$(1.4)

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$264.0	$18.8	$193.2	$19.6
The effects of fair value and cash flow hedging:
Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$0.4	$—	$(0.1)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$(0.1)	$—

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$713.7	$56.5	$544.9	$62.4
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged Item	$—	$—	$—	$0.1

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$1.1	$—	$(0.5)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$(0.9)	$—

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

As of September 30, 2021, the Company had no outstanding commodity contracts which were not designated as hedging instruments. As of December 31, 2020, the Company had 35 and 18 metric tons of aluminum and copper, respectively, in outstanding commodity contracts that were not designated as hedging instruments.

The Company also had the following outstanding currency forward contracts that were not designated as hedging instruments:

Currency (in millions)	Contracted Units
	September 30,	December 31,
	2021	2020
Canadian Dollar	1.9	1.1
Euro	75.1	84.2
Swiss Franc	7.0	7.0
British Pound	12.4	1.0
Singapore Dollar	0.3	0.3
Mexican Peso	8.0	13.8

For the three months ended September 30, 2021 and September 30, 2020, the Company recognized income of $1.2 million and expense of $2.1 million, respectively, related to foreign currency exchange contracts. For the three months ended September 30, 2020, the Company also recognized income of $0.1 million related to commodity contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense (income) — net in the Company's Consolidated Statements of Operations.

For the nine months ended September 30, 2021 and September 30, 2020, the Company recognized income of $4.5 million and expense of $2.1 million, respectively, related to foreign currency exchange contracts. For the nine months ended September 30, 2020, the Company recognized an expense of $0.3 million related to commodity contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense (income) — net in the Company's Consolidated Statements of Operations.

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives Fair Value

		September 30,	December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$—	$1.1
Total derivatives designated as hedging instruments		$—	$1.1

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.7	$0.9
Total derivatives NOT designated as hedging instruments		$0.7	$0.9

Total asset derivatives		$0.7	$2.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives Fair Value

		September 30,	December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.2	$0.2
Total derivatives designated as hedging instruments		$0.2	$0.2

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$0.1	$0.4
Total derivatives NOT designated as hedging instruments		$0.1	$0.4

Total liability derivatives		$0.3	$0.6

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

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3    Unobservable inputs for the asset or liability

Interim Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of September 30, 2021 and December 31, 2020, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 8, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments and because these instruments are typically thinly traded, the liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $853.9 million and $814.9 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the Company's Senior Notes was approximately $437.2 million and $439.9 million as of September 30, 2021 and December 31, 2020, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.7	$—	$0.7
Total current assets at fair value	—	0.7	—	0.7
Total assets at fair value	$—	$0.7	$—	$0.7

Current liabilities:
Foreign currency exchange contracts	$—	$0.3	$—	$0.3
Total current liabilities at fair value	—	0.3	—	0.3
Total liabilities at fair value	$—	$0.3	$—	$0.3

(in millions)	Fair Value
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.0	$—	$2.0
Total current assets at fair value	—	2.0	—	2.0
Total assets at fair value	$—	$2.0	$—	$2.0

Current liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Total current liabilities at fair value	—	0.6	—	0.6
Total liabilities at fair value	$—	$0.6	$—	$0.6

11. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of September 30, 2021 and December 31, 2020, the Company had reserved $43.5 million and $39.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 12, "Product Warranties," for further information.

As of September 30, 2021, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $2.7 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively, consisting of $1.3 million and $0.9 million, respectively, reserved for specific cases and $1.4 million and $0.8 million, respectively, reserved using actuarial methods and anticipated to have occurred but are not yet reported as of September 30, 2021 and December 31, 2020. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of September 30, 2021 and December 31, 2020, the Company held reserves for environmental matters related to certain of its current and former facilities of $0.5 million and $0.8 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. As of September 30, 2021, there have been no other claims asserted for soil or groundwater contamination at any of the Company’s other facilities, but there can be no assurance that such claims will not arise in the future. The ultimate cost of any remediation that may be required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of September 30, 2021 and December 31, 2020, respectively, based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

The product warranty liability activity for the nine months ended September 30, 2021 is as follows:

(in millions)
Balance as of December 31, 2020(1)	$39.9
Additions for issuance of warranties	24.7
Settlements (in cash or in kind)	(21.0)
Currency translation impact	(0.1)
Balance as of September 30, 2021(1)	$43.5
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $11.2 million and $10.0 million as of September 30, 2021 and December 31, 2020, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the extended warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets was $1.9 million at both September 30, 2021 and December 31, 2020, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets was $3.5 million at both September 30, 2021 and December 31, 2020, respectively.

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

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions)	Three Months Ended September 30,
	2021		2020
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$0.1	$—
Interest cost of projected benefit obligations	0.7	—	1.0	—
Expected return on assets	(0.8)	—	(1.1)	—
Amortization of prior service cost	—	(0.1)	—	—
Amortization of actuarial net loss	0.6	0.2	0.6	0.1
Net periodic benefit cost	$0.5	$0.1	$0.6	$0.1

(in millions)	Nine Months Ended September 30,
	2021		2020
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$0.1	$—
Interest cost of projected benefit obligations	1.9	0.1	2.9	0.1
Expected return on assets	(2.4)	—	(3.1)	—
Amortization of prior service cost	—	(0.2)	—	(0.1)
Amortization of actuarial net loss	2.0	0.5	1.8	0.5
Net periodic benefit cost	$1.5	$0.4	$1.7	$0.5

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

The Company is executing the final phases of the Transformation Program and expect to complete these activities by the end of 2021, as originally planned. For the three and nine months ended September 30, 2021 and 2020, the Transformation Program costs consist primarily of fees for consulting services.

The Transformation Program expenses are classified as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transformation Program expense:
Cost of sales	$0.7	$0.4	$1.8	$1.5
Selling, general and administrative expenses	0.2	6.3	2.6	19.4
Total	$0.9	$6.7	$4.4	$20.9

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

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2021 Plans	2020 Plans	2019 Plans	2018 and Previous Plans
	Workforce reductions	Workforce reductions	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2020	$—	$2.4	$0.2	$8.6	$11.2
Restructuring activities	0.7	(0.1)	0.1	—	0.7
Cash payments	(0.6)	(2.0)	(0.2)	(1.0)	(3.8)
Restructuring liability as of September 30, 2021	$0.1	$0.3	$0.1	$7.6	$8.1

As of September 30, 2021 and December 31, 2020, the current portion of the restructuring liability was $1.9 million and $4.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the long-term portion of the restructuring liability was $6.2 million and $7.2 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both September 30, 2021 and December 31, 2020, the long-term portion of the restructuring liability is for a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring one of the Company's former operating entities and is expected to be satisfied in April of 2026, when the pension withdrawal obligation is scheduled to have been satisfied.

The Company's restructuring expense by segment is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$—	$0.7	$—	$2.5
EMEA	0.4	(0.2)	0.7	0.3
APAC	—	1.1	0.1	2.1
Corporate	—	0.1	(0.1)	1.4
Total	$0.4	$1.7	$0.7	$6.3

The Company's restructuring expense is reported in the Consolidated Statements of Operations as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$0.1	$0.4	$0.1	$0.4
Restructuring and other expense	0.3	1.3	0.6	5.9
Total restructuring activities	$0.4	$1.7	$0.7	$6.3

During the first quarter of 2021, the Company initiated the consolidation of a manufacturing facility in EMEA. As a result of this facility consolidation, the Company expects to incur total costs of $1.7 million to $1.9 million associated with employee retention and contract agreements and related costs and inventory write-downs. The Company recognized $0.4 million and $0.7 million, respectively, of expenses related to employee retention and contract agreements, included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company expects to incur remaining costs to complete the facility consolidation of $1.0 million to $1.2 million during the fourth quarter of 2021 and throughout the year ending December 31, 2022.

During the first quarter of 2021, the Company completed the restructuring actions in the APAC region initiated during the fourth quarter of 2019 and incurred $0.1 million of severance and related costs, included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the nine months ended September 30, 2021.

During the second quarter of 2021, the Company also completed the restructuring actions initiated during the third quarter of 2020 in the Corporate division and recognized a $0.1 million recovery included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the nine months ended September 30, 2021.

Beginning in the first quarter of 2020, the Company continued its restructuring actions intended to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program. During the three and nine months ended September 30, 2020, the Company recognized $0.8 million and $3.9 million, respectively, of severance and related costs resulting from workforce reductions in the Americas region and Corporate as well as limited management restructurings. For the nine months ended September 30, 2020, these severance and related costs, consisting of $2.5 million in the Americas region and $1.4 million in the Corporate division, are included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations.

The Company also recognized costs in connection with restructuring actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. These costs include $1.4 million of severance and related costs included in "Restructuring and other expense" for the nine months ended September 30, 2020. The Company also recognized $0.4 million of inventory write-down included in "Cost of sales" for both the three and nine months ended September 30, 2020 and $0.5 million and $0.6 million of accelerated depreciation included in "Restructuring and other expense" for the three and nine months ended September 30, 2020, respectively.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during either of the three and nine months ended September 30, 2021 and 2020, respectively.

15. Accumulated Other Comprehensive Loss

Comprehensive (loss) income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	September 30,	December 31,
	2021	2020
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.4 million, respectively	$10.8	$19.1
Derivative instrument fair market value, net of income tax expense of $0.8 million and $1.1 million, respectively	(0.9)	—
Employee pension and postretirement benefit adjustments, net of income tax benefit of $6.1 million and $6.6 million, respectively	(36.4)	(38.6)
Total accumulated other comprehensive loss	$(26.5)	$(19.5)

The summary of changes in AOCI for the three and nine months ended September 30, 2021 and 2020 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2020	$19.1	$—	$(38.6)	$(19.5)
Other comprehensive loss before reclassifications	(7.1)	(0.2)	(0.2)	(7.5)
Reclassifications	—	(0.4)	0.8	0.4
Tax effect of reclassifications	—	0.1	(0.2)	(0.1)
Net current period other comprehensive (loss) income	(7.1)	(0.5)	0.4	(7.2)
Balance as of March 31, 2021	$12.0	$(0.5)	$(38.2)	$(26.7)
Other comprehensive income before reclassifications	7.6	0.3	—	7.9
Reclassifications	—	(0.3)	0.8	0.5
Tax effect of reclassifications	—	—	(0.2)	(0.2)
Net current period other comprehensive income	7.6	—	0.6	8.2
Balance as of June 30, 2021	$19.6	$(0.5)	$(37.6)	$(18.5)
Other comprehensive (loss) income before reclassifications	(8.8)	(0.2)	0.6	(8.4)
Reclassifications	—	(0.4)	0.7	0.3
Tax effect	—	0.2	(0.1)	0.1
Net current period other comprehensive (loss) income	(8.8)	(0.4)	1.2	(8.0)
Balance as of September 30, 2021	$10.8	$(0.9)	$(36.4)	$(26.5)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2019	$(4.3)	$(1.6)	$(35.6)	$(41.5)
Other comprehensive (loss) income before reclassifications	(27.5)	(1.1)	1.4	(27.2)
Reclassifications	—	0.6	0.7	1.3
Tax effect of reclassifications	(0.7)	0.1	(0.1)	(0.7)
Net current period other comprehensive (loss) income	(28.2)	(0.4)	2.0	(26.6)
Balance as of March 31, 2020	$(32.5)	$(2.0)	$(33.6)	$(68.1)
Other comprehensive income before reclassifications	17.6	0.2	0.2	18.0
Reclassifications	—	0.6	0.8	1.4
Tax effect of reclassifications	0.5	(0.2)	(0.2)	0.1
Net current period other comprehensive income	18.1	0.6	0.8	19.5
Balance as of June 30, 2020	$(14.4)	$(1.4)	$(32.8)	$(48.6)
Other comprehensive income (loss) before reclassifications	11.8	0.4	(1.1)	11.1
Reclassifications	—	0.2	0.7	0.9
Tax effect	—	(0.1)	(0.2)	(0.3)
Net current period other comprehensive income (loss)	11.8	0.5	(0.6)	11.7
Balance as of September 30, 2020	$(2.6)	$(0.9)	$(33.4)	$(36.9)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive (loss) income and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended September 30,		Location
	2021	2020
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$0.4	$(0.1)	Cost of sales
Commodity contracts	—	(0.1)	Cost of sales
Losses on cash flow hedges, before tax	0.4	(0.2)
Tax effect	(0.1)	—	Income tax expense (benefit)
Gains (losses) on cash flow hedges, net of tax	$0.3	$(0.2)

Amortization of pension and postretirement items:
Amortization of prior service cost	$0.1	$—	Other expense (income) — net
Actuarial losses	(0.8)	(0.7)	Other expense (income) — net
Amortization of pension and postretirement items, before tax	(0.7)	(0.7)
Tax effect	0.1	0.2	Income tax expense (benefit)
Amortization of pension and postretirement items, net of tax	$(0.6)	$(0.5)

Total reclassifications, net of tax	$(0.3)	$(0.7)

(in millions)	Nine Months Ended September 30,		Recognized Location
	2021	2020
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$1.1	$(0.5)	Cost of sales
Commodity contracts	—	(0.9)	Cost of sales
Losses on cash flow hedges, before tax	1.1	(1.4)
Tax effect	(0.2)	0.3	Income tax expense (benefit)
Gains (losses) on cash flow hedges, net of tax	$0.9	$(1.1)

Amortization of pension and postretirement items:
Prior service cost	$0.2	$0.1	Other expense (income) — net
Actuarial losses	(2.5)	(2.3)	Other expense (income) — net
Amortization of pension and postretirement items, before tax	(2.3)	(2.2)
Tax effect	0.5	0.5	Income tax expense (benefit)
Amortization of pension and postretirement items, net of tax	$(1.8)	$(1.7)

Total reclassifications, net of tax	$(0.9)	$(2.8)

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

As the Company reported net earnings for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, basic and diluted earnings per share are calculated as outlined above. As the Company reported a net loss for the nine months ended September 30, 2020, the weighted average shares outstanding is the same for both the basic loss per share and diluted loss per share calculations as the inclusion of potential shares of common stock equivalents would be antidilutive.

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding — Basic	142,193,094	141,512,207	141,914,325	141,481,963

Effect of dilutive securities:
Stock options	544,243	—	428,007	—
Unvested restricted stock units	621,230	48,540	516,029	—
Unvested performance share units	54,964	—	47,598	—
Effect of dilutive securities	1,220,437	48,540	991,634	—
Weighted average shares outstanding — Diluted	143,413,531	141,560,747	142,905,959	141,481,963

For the nine months ended September 30, 2021 there were 0.3 million securities excluded from the computation of earnings per share because the effect of including such securities would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of each of the respective reporting periods have also been excluded from the computation of earnings per share.

As a result of the Company's net loss for the nine months ended September 30, 2020, all of the potentially issuable common stock was excluded from the diluted per share calculations because the effect of including these potential shares was antidilutive, even though the exercise price could be less than the average market price of the common shares. As of September 30, 2020, the total number of shares of common stock issuable pursuant to the Company's outstanding stock-based compensation awards is as follows:

September 30,
2020
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

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "Earnings (loss) before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Americas	$318.9	$221.8	$870.0	$630.9
EMEA	121.2	73.9	326.9	209.5
APAC	68.2	48.0	180.7	141.5
Elimination of intersegment sales	(96.8)	(45.2)	(253.7)	(148.5)
Total net sales	$411.5	$298.5	$1,123.9	$833.4

Segment Adjusted Operating EBITDA:
Americas	$56.7	$34.8	$166.7	$105.8
EMEA	27.6	10.5	63.2	29.6
APAC	11.1	8.4	26.9	22.3
Total Segment Adjusted Operating EBITDA	95.4	53.7	256.8	157.7
Corporate and unallocated expenses	(20.3)	(8.1)	(58.4)	(46.8)
Amortization expense	(10.2)	(10.2)	(30.9)	(30.2)
Depreciation expense	(5.7)	(5.1)	(16.6)	(15.5)
Transaction costs (1)	(5.2)	(0.1)	(13.5)	(0.2)
Other items (2)	—	(0.2)	2.1	(3.6)
Transformation Program expense (3)	(0.9)	(6.7)	(4.4)	(20.9)
Restructuring activities (4)	(0.4)	(1.7)	(0.7)	(6.3)
Loss from impairment and disposal of assets — net	(0.1)	(0.4)	(0.1)	(11.7)
Earnings from operations	52.6	21.2	134.3	22.5
Interest expense (5)	(18.8)	(19.6)	(56.5)	(62.4)
Other (expense) income — net (5)	(0.4)	2.1	(6.3)	3.1
Earnings (loss) before income taxes	$33.4	$3.7	$71.5	$(36.8)
(1) Transaction costs for the three and nine months ended September 30, 2021 are related to the pending sale of the Company and consist primarily of professional services recorded in "Selling, general and administrative expenses." Transaction costs for the three and nine months ended September 30, 2020 are related to professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses."

(2) Other items are costs which are not representative of the Company's operational performance. For the nine months ended September 30, 2021, other items consist primarily of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of the Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, other items represents the changes in the loss contingency estimate of $0.2 million and $3.6 million, respectively, due for customs duties, fees and interest on previously imported products, which is included in "Restructuring and other expense" in the Consolidated Statement of Operations. Refer to Note 11, "Contingencies and Significant Estimates," for discussion of the impact to the Consolidated Statements of Operations.

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

(5) As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.5 million and $3.9 million, respectively, for the three and nine months ended September 30, 2020 and has been reclassified to be included as a component of "Interest expense" in the Company's Consolidated Statements of Operations for the respective periods.

Adjusted Operating EBITDA % by segment (6):
Americas	17.8%	15.7%	19.2%	16.8%
EMEA	22.8%	14.2%	19.3%	14.1%
APAC	16.3%	17.5%	14.9%	15.8%
(6) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Third-party net sales by geographic area (7):
United States	$261.3	$190.0	$721.0	$530.0
Other Americas	24.1	14.6	62.1	44.1
EMEA	77.9	55.8	211.4	159.7
APAC	48.2	38.1	129.4	99.6
Total net sales by geographic area	$411.5	$298.5	$1,123.9	$833.4
(7) Third-party net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended September 30, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$235.3	$47.7	$283.0
EMEA	64.8	15.1	79.9
APAC	40.4	8.2	48.6
Total net sales	$340.5	$71.0	$411.5

(in millions)	Three Months Ended September 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$171.2	$31.5	$202.7
EMEA	47.1	10.9	58.0
APAC	31.5	6.3	37.8
Total net sales	$249.8	$48.7	$298.5

(in millions)	Nine Months Ended September 30, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$642.2	$131.7	$773.9
EMEA	182.5	38.0	220.5
APAC	106.6	22.9	129.5
Total net sales	$931.3	$192.6	$1,123.9

(in millions)	Nine Months Ended September 30, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$480.8	$84.0	$564.8
EMEA	131.4	32.2	163.6
APAC	86.9	18.1	105.0
Total net sales	$699.1	$134.3	$833.4

Total assets by geographic segment are as follows:

(in millions)	September 30,	December 31,
	2021	2020
Americas	$1,577.3	$1,488.0
EMEA	363.6	347.6
APAC	205.3	209.0
Corporate	94.0	97.0
Total assets	$2,240.2	$2,141.6

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

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended September 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$296.6	$259.5	$(144.6)	$411.5
Cost of sales	—	227.9	180.7	(144.6)	264.0
Gross profit	—	68.7	78.8	—	147.5
Selling, general and administrative expenses	19.4	35.1	30.1	—	84.6
Amortization expense	—	7.1	2.8	—	9.9
Restructuring and other expense	—	—	0.3	—	0.3
Loss from impairment and disposal of assets — net	—	0.1	—	—	0.1
(Loss) earnings from operations	(19.4)	26.4	45.6	—	52.6
Interest expense	18.7	0.1	—	—	18.8
Other (income) expense — net	(36.5)	(19.4)	15.9	40.4	0.4
Equity in earnings of subsidiaries	55.9	22.2	—	(78.1)	—
Earnings before income taxes	54.3	67.9	29.7	(118.5)	33.4
Income tax (benefit) expense	(11.0)	12.0	7.5	—	8.5
Net earnings	$65.3	$55.9	$22.2	$(118.5)	$24.9
Total other comprehensive loss, net of tax	(7.9)	(8.0)	(8.2)	16.1	(8.0)
Comprehensive income	$57.4	$47.9	$14.0	$(102.4)	$16.9

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2020
(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$201.2	$169.1	$(71.8)	$298.5
Cost of sales	0.2	155.9	108.9	(71.8)	193.2
Gross profit	(0.2)	45.3	60.2	—	105.3
Selling, general and administrative expenses	15.5	28.9	27.9	—	72.3
Amortization expense	—	7.2	2.7	—	9.9
Restructuring and other expense	0.1	0.7	0.7	—	1.5
Loss (gain) from impairment and disposal of assets — net	0.1	0.5	(0.2)	—	0.4
(Loss) earnings from operations	(15.9)	8.0	29.1	—	21.2
Interest expense	19.2	0.2	0.2	—	19.6
Other (income) expense — net	(3.3)	(5.9)	7.1	—	(2.1)
Equity in earnings of subsidiaries	19.6	11.5	—	(31.1)	—
(Loss) earnings before income taxes	(12.2)	25.2	21.8	(31.1)	3.7
Income tax (benefit) expense	(17.1)	5.6	10.3	—	(1.2)
Net earnings	$4.9	$19.6	$11.5	$(31.1)	$4.9
Total other comprehensive income, net of tax	11.8	11.6	11.0	(22.7)	11.7
Comprehensive income	$16.7	$31.2	$22.5	$(53.8)	$16.6

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Nine Months Ended September 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$802.5	$696.8	$(375.4)	$1,123.9
Cost of sales	—	601.4	487.7	(375.4)	713.7
Gross profit	—	201.1	209.1	—	410.2
Selling, general and administrative expenses	60.0	99.3	86.3	—	245.6
Amortization expense	—	21.2	8.5	—	29.7
Restructuring (recovery) and other expense	(0.1)	(0.1)	0.7	—	0.5
Loss from impairment and disposal of assets — net	—	0.1	—	—	0.1
(Loss) earnings from operations	(59.9)	80.6	113.6	—	134.3
Interest expense	56.0	0.5	—	—	56.5
Other (income) expense — net	(103.8)	(1.1)	45.3	65.9	6.3
Equity in earnings of subsidiaries	114.7	54.0	—	(168.7)	—
Earnings before income taxes	102.6	135.2	68.3	(234.6)	71.5
Income tax (benefit) expense	(19.8)	20.5	14.3	—	15.0
Net earnings	$122.4	$114.7	$54.0	$(234.6)	$56.5
Total other comprehensive (loss), net of tax	(6.9)	(7.8)	(7.8)	15.5	(7.0)
Comprehensive income	$115.5	$106.9	$46.2	$(219.1)	$49.5

WELBILT, INC.
Consolidating Statement of Operations
(Unaudited)

(in millions)	Nine Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$581.8	$506.9	$(255.3)	$833.4
Cost of sales	—	448.7	351.5	(255.3)	544.9
Gross profit	—	133.1	155.4	—	288.5
Selling, general and administrative expenses	45.1	84.0	86.5	—	215.6
Amortization expense	—	21.3	7.9	—	29.2
Restructuring and other expense	1.4	5.5	2.6	—	9.5
Loss from impairment and disposal of assets — net	0.1	0.5	11.1	—	11.7
(Loss) earnings from operations	(46.6)	21.8	47.3	—	22.5
Interest expense	61.1	0.6	0.7	—	62.4
Other (income) expense — net	(13.9)	(17.4)	28.2	—	(3.1)
Equity in earnings of subsidiaries	26.5	8.2	—	(34.7)	—
(Loss) earnings before income taxes	(67.3)	46.8	18.4	(34.7)	(36.8)
Income tax (benefit) expense	(39.7)	20.3	10.2	—	(9.2)
Net (loss) earnings	$(27.6)	$26.5	$8.2	$(34.7)	$(27.6)
Total other comprehensive income, net of tax	4.6	5.5	4.6	(10.1)	4.6
Comprehensive (loss) income	$(23.0)	$32.0	$12.8	$(44.8)	$(23.0)

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	September 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.4	$0.1	$105.4		$111.9
Restricted cash	—	—	0.5	—	0.5
Accounts receivable — net	0.3	108.8	103.4	—	212.5
Inventories — net	—	154.5	117.1	—	271.6
Prepaids and other current assets	29.0	18.8	15.9	—	63.7
Total current assets	35.7	282.2	342.3	—	660.2
Property, plant and equipment — net	14.8	68.6	49.5	—	132.9
Operating lease right-of-use assets	2.0	5.5	37.2	—	44.7
Goodwill	—	832.4	105.4	—	937.8
Other intangible assets — net	0.2	294.8	137.5	—	432.5
Due from affiliates	—	3,519.9	—	(3,519.9)	—
Investment in subsidiaries	4,602.1	—	—	(4,602.1)	—
Other non-current assets	9.2	6.0	16.9	—	32.1
Total assets	$4,664.0	$5,009.4	$688.8	$(8,122.0)	$2,240.2
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$71.2	$71.5		$142.7
Accrued expenses and other liabilities	22.4	87.9	71.2	—	181.5
Current portion of long-term debt and finance leases	—	0.4	0.5	—	0.9
Product warranties	—	20.4	11.9	—	32.3
Total current liabilities	22.4	179.9	155.1	—	357.4
Long-term debt and finance leases	1,374.5	—	0.6	—	1,375.1
Deferred income taxes	43.8	—	30.6	—	74.4
Pension and postretirement health liabilities	11.5	9.5	0.8	—	21.8
Due to affiliates	2,860.0	—	660.0	(3,520.0)	—
Investment in subsidiaries	—	198.5	—	(198.5)	—
Operating lease liabilities	1.8	3.9	29.9	—	35.6
Other long-term liabilities	11.4	15.5	10.3	—	37.2
Total non-current liabilities	4,303.0	227.4	732.2	(3,718.5)	1,544.1
Total equity (deficit)	338.6	4,602.1	(198.5)	(4,403.5)	338.7
Total liabilities and equity	$4,664.0	$5,009.4	$688.8	$(8,122.0)	$2,240.2

WELBILT, INC.
Consolidating Balance Sheet
(Unaudited)

(in millions)	December 31, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8.6	$—	$116.6	$(0.2)	$125.0
Restricted cash	—	—	0.4	—	0.4
Accounts receivable — net	0.4	72.0	93.5	—	165.9
Inventories — net	—	83.4	97.2	—	180.6
Prepaids and other current assets	24.2	2.5	23.4	—	50.1
Total current assets	33.2	157.9	331.1	(0.2)	522.0
Property, plant and equipment — net	14.2	70.6	44.3	—	129.1
Operating lease right-of-use assets	2.2	3.9	41.4	—	47.5
Goodwill	—	832.4	110.5	—	942.9
Other intangible assets — net	0.2	315.6	153.8	—	469.6
Intercompany long-term notes receivable	—	5.8	9.9	(15.7)	—
Due from affiliates	—	3,509.9	—	(3,509.9)	—
Investment in subsidiaries	4,485.8	—	—	(4,485.8)	—
Other non-current assets	8.3	4.4	17.8	—	30.5
Total assets	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$44.0	$42.5	$(0.1)	$86.4
Accrued expenses and other liabilities	33.6	66.1	64.5	—	164.2
Current portion of long-term debt and finance leases	—	0.4	0.6	—	1.0
Product warranties	—	19.7	10.2	—	29.9
Total current liabilities	33.6	130.2	117.8	(0.1)	281.5
Long-term debt and finance leases	1,406.7	0.3	0.8	—	1,407.8
Deferred income taxes	43.4	—	33.1	—	76.5
Pension and postretirement health liabilities	12.9	10.2	4.7	—	27.8
Intercompany long-term notes payable	15.7	—	—	(15.7)	—
Due to affiliates	2,743.0	—	766.9	(3,509.9)	—
Investment in subsidiaries	—	254.2	—	(254.2)	—
Operating lease liabilities	2.1	2.3	33.3	—	37.7
Other long-term liabilities	13.4	17.5	6.4	—	37.3
Total non-current liabilities	4,237.2	284.5	845.2	(3,779.8)	1,587.1
Total equity (deficit)	273.1	4,485.8	(254.2)	(4,231.7)	273.0
Total liabilities and equity	$4,543.9	$4,900.5	$708.8	$(8,011.6)	$2,141.6

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(71.6)	$10.6	$95.0	$0.2	$34.2
Cash flows from investing activities
Capital expenditures	(2.9)	(5.8)	(8.5)	—	(17.2)
Intercompany investment	—	(4.3)	(97.0)	101.3	—
Net cash used in investing activities	(2.9)	(10.1)	(105.5)	101.3	(17.2)
Cash flows from financing activities
Proceeds from long-term debt	168.0	—	—	—	168.0
Repayments on long-term debt and finance leases	(203.1)	(0.4)	(0.5)	—	(204.0)
Exercises of stock options	7.9	—	—	—	7.9
Payments on tax withholdings for equity awards	(1.8)	—	—	—	(1.8)
Intercompany financing	101.3	—	—	(101.3)	—
Net cash provided by (used in) financing activities	72.3	(0.4)	(0.5)	(101.3)	(29.9)
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2.2)	0.1	(11.1)	0.2	(13.0)
Balance at beginning of period	8.6	—	117.0	(0.2)	125.4
Balance at end of period	$6.4	$0.1	$105.9	$—	$112.4

WELBILT, INC.
Consolidating Statement of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30, 2020
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(81.0)	$50.4	$4.6	$(0.9)	$(26.9)
Cash flows from investing activities
Capital expenditures	(1.7)	(9.3)	(4.9)	—	(15.9)
Acquisition of intangible assets	—	(0.2)	—	—	(0.2)
Intercompany investment	—	(41.0)	5.6	35.4	—
Other	(3.9)	—	—	—	(3.9)
Net cash (used in) provided by investing activities	(5.6)	(50.5)	0.7	35.4	(20.0)
Cash flows from financing activities
Proceeds from long-term debt	172.5	—	—	—	172.5
Repayments on long-term debt and finance leases	(112.5)	(0.6)	(18.1)	—	(131.2)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Exercises of stock options	1.1	—	—	—	1.1
Payments on tax withholdings for equity awards	(0.7)	—	—	—	(0.7)
Intercompany financing	35.4	—	—	(35.4)	—
Net cash provided by (used in) financing activities	93.7	(0.6)	(18.1)	(35.4)	39.6
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	7.1	(0.7)	(13.1)	(0.9)	(7.6)
Balance at beginning of period	10.7	0.7	119.3	—	130.7
Balance at end of period	$17.8	$—	$106.2	$(0.9)	$123.1

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

Executive Summary

Merger with Ali Holding S.r.l.

On July 14, 2021, our company and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire our company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement has been unanimously approved by our company's board of directors and on September 30, 2021, was unanimously approved by our stockholders.

In accordance with the terms of the merger agreement and immediately prior to the merger:

(i)     all of our company's outstanding and unvested common stock options and restricted stock units will become vested and exchanged for the right to receive cash equal to the $24.00 per share consideration (less the exercise per share of common stock for the common stock options), and

(ii)    all of our company's outstanding performance share units will also be exchanged, as determined assuming the maximum level of performance is achieved, for the right to receive cash equal to the $24.00 per share consideration,

Upon completion of the transaction, our company's shares will no longer trade on The New York Stock Exchange.

The Ali Group merger agreement provides that our company may be required to pay Ali Group a termination fee equal to $110.0 million if the merger agreement is terminated:

(a)     by Ali Group due to a breach of a covenant or agreement by our company that causes the failure of a condition to closing, or

(b)     by either party if the Merger has not been consummated prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date) or if, in the case of clauses (a) or (b), an alternative proposal has been publicly disclosed, announced or otherwise made public and has not been withdrawn and within twelve months of such termination our company enters into a definitive agreement with respect to, or consummates, an alternative proposal.

Welbilt and Ali Group have submitted regulatory filings in all required jurisdictions, including the U.S., United Kingdom, and European Union. The companies have decided that they will proceed with divesting the Company's Manitowoc ice brand ("Ice business") and the companies are confident that this step will ensure regulatory approval. The companies expect to complete the sale of the Ice business in early 2022 and then close the acquisition of Welbilt by Ali Group shortly thereafter.

As of September 30, 2021, our company had not identified a buyer or begun marketing the Ice business for sale and concluded that the Ice business does not meet the criteria to be classified as an asset held for sale or its operations to be classified as discontinued operations.

Financial Results Highlights

Highlights of our financial results as of and for the three months ended September 30, 2021, as compared to the same period of the prior year, are as follows:

•Net sales were $411.5 million, an increase of 37.9%.

•Organic net sales (a non-GAAP measure) were $406.4 million, an increase of 36.1%.

•Gross profit (as a percentage of net sales) was 35.8% compared to 35.3% for the same quarter of 2020.

•Earnings from operations were $52.6 million, an increase of $31.4 million.

•Adjusted Operating EBITDA (a non-GAAP measure) was $75.1 million, an increase of 64.7%, while Adjusted Operating EBITDA margin (a non-GAAP measure) was 18.3% compared to 15.3% for the same quarter of 2020.

•Net earnings were $24.9 million and Adjusted Net Earnings (a non-GAAP measure) were $29.9 million.

•Diluted net earnings per share was $0.17 and Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.21.

•As of September 30, 2021, our total liquidity was $397.3 million, consisting of $111.9 million of cash and cash equivalents and $285.4 million available for additional borrowing under our senior secured revolving credit facility, to the extent we are compliant with financial covenants which permit such borrowings. This compares to liquidity of $392.2 million as of June 30, 2021, $353.7 million as of March 31, 2021 and $375.0 million as of December 31, 2020.

•Our total outstanding long-term debt, excluding finance leases, as of September 30, 2021 was $1,388.0 million.

The following is a summary of factors that impacted our operating results and liquidity during the three months ended September 30, 2021.

Impact of Global COVID-19 Pandemic on our Business

The global economic conditions will continue to be volatile as long as the global COVID-19 pandemic remains a public health threat. The ongoing COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus and new strains of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, vaccination mandates, social distancing measures and mandated business limitations and closures. These measures have resulted in a disruption in the foodservice industry, including substantial restaurant closures and, as a result, in commercial foodservice equipment markets across the geographies in which we operate. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.

Our Company's third quarter 2021 net sales, earnings from operations and cash flows all improved significantly in comparison to the third quarter of 2020. While the commercial foodservice industry has continued to gradually recover from the negative impacts of the COVID-19 pandemic, the extent of the ultimate impact of the COVID-19 pandemic, including supply chain disturbances and shipping and logistics delays, on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain, mitigate or recover from its impact in each of the countries where we operate globally (including actions taken to ease supply chain backlogs), the vaccination rates and the effectiveness of vaccinations, emergence of new strains of the virus, and the timing of the resumption of economic activity to pre-pandemic levels.

Throughout each of the three quarters in the periods ended March 31, June 30, and September 30, 2021, we continued to see increases in the cost of specific commodities, components and parts purchased as compared to both the previous quarters of the current year and the same periods of the prior year, including the impact of rising inflation rates and tariffs, as challenges in the supply chain and shipping and logistics delays continue to persist. We expect that the average cost of commodities, components and parts purchased, including the impact of rising inflation and tariffs, for fiscal 2021 will be higher than the costs experienced during the year ended December 31, 2020.

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

On September 9th, 2021 President Biden announced a proposed new rule which would mandate the COVID-19 vaccine or weekly testing for most U.S. employees, which would include our employees.This rule is expected be implemented through an Emergency Temporary Standard ("ETS") that will be promulgated by the Occupational Safety and Health Administration. If the ETS is ultimately issued and implemented, we expect there would be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for weekly COVID-19 testing, resulting in delays in the manufacturing process, which would negatively impact our future sales and ongoing customer relationships.

We continue to proactively monitor the developments surrounding COVID-19 and may take additional actions based on the requirements and recommendations of governmental and health authorities around the world in an attempt to protect our stakeholders. Although we are currently unable to quantify with certainty the ultimate severity or duration of the impact of the global COVID-19 pandemic on our business, we expect that the challenges in the supply chain and shipping and logistics delays will likely have a continued impact on our operating results and financial condition in fiscal 2022.

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

•Business Transformation Program Update: Our Business Transformation Program ("Transformation Program") focuses on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We are executing the final phases of the Transformation Program and expect to complete these activities by the end of 2021, as originally planned. Total consulting costs, restructuring charges, and other related transformation expenses incurred from the inception of the program through 2021 are expected to be approximately $73.0 million and we remain confident in our ability to achieve the $75.0 million of annualized savings previously quantified when our sales and volume levels return to pre-pandemic levels.

In connection with the ongoing execution of the Transformation Program, we incurred $0.9 million and $4.4 million of consulting and other related Transformation Program costs for the three and nine months ended September 30, 2021, respectively. We also incurred $0.4 million and $0.7 million of restructuring charges for the three and nine months ended September 30, 2021, respectively, intended to reduce future operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program. We have incurred total costs of $72.5 million from the inception of the Transformation Program through September 30, 2021 and have settled these costs primarily in cash. We continue to evaluate the total investment in, and financial benefits of, the various initiatives associated with the Transformation Program.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Three Months Ended September 30,		Change
	2021	2020	$	%
Net sales	$411.5	$298.5	$113.0	37.9%
Cost of sales	264.0	193.2	70.8	36.6%
Gross profit	147.5	105.3	42.2	40.1%
Gross margin (% of Net sales)	35.8%	35.3%		0.5%
Selling, general and administrative expenses	84.6	72.3	12.3	17.0%
Amortization expense	9.9	9.9	—	—%
Restructuring and other expense	0.3	1.5	(1.2)	(80.0)%
Loss from impairment and disposal of assets — net	0.1	0.4	(0.3)	(75.0)%
Earnings from operations	52.6	21.2	31.4	148.1%
Interest expense	18.8	19.6	(0.8)	(4.1)%
Other expense (income) — net	0.4	(2.1)	2.5	119.0%
Earnings before income taxes	33.4	3.7	29.7	802.7%
Income tax expense (benefit)	8.5	(1.2)	9.7	808.3%
Net earnings	$24.9	$4.9	$20.0	408.2%

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions)	Three Months Ended September 30,		Change
	2021	2020	$	%
Americas	$318.9	$221.8	$97.1	43.8%
EMEA	121.2	73.9	47.3	64.0%
APAC	68.2	48.0	20.2	42.1%
Elimination of intersegment sales	(96.8)	(45.2)	(51.6)	(114.2)%
Total net sales	$411.5	$298.5	$113.0	37.9%

Net sales totaled $411.5 million for the three months ended September 30, 2021 representing an increase of $113.0 million, or 37.9%, compared to the same period of the prior year. The increase in net sales was primarily the result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes due to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended September 30, 2021 by $5.1 million as compared to the three months ended September 30, 2020.

Net sales in the Americas segment for the three months ended September 30, 2021 increased $97.1 million, or 43.8%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $80.3 million and a $16.8 million increase in intersegment sales. The increase in third-party net sales was primarily the result of: (i) increased volumes primarily due to an increase in general market demand, (ii) increased volumes due to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic in the region, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended September 30, 2021 by $1.7 million as compared to the same period of the prior year.

Net sales in the EMEA segment for the three months ended September 30, 2021 increased $47.3 million, or 64.0%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $21.9 million and a $25.4 million increase in intersegment sales. The increase in third-party net sales was primarily the result of increased volumes primarily due to the increase in general market demand and the increase in intersegment sales is primarily due to increases in sales to the America's region related to rollouts with large chain customers discussed above and an increase in general market demand, both of which were the result of our continued recovery from the ongoing global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended September 30, 2021 by $2.2 million.

Net sales in the APAC segment for the three months ended September 30, 2021 increased $20.2 million, or 42.1%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $10.8 million and a $9.4 million increase in intersegment sales. The increase in third-party net sales was primarily driven by increased volumes largely due to an increase in general market demand and increased KitchenCare aftermarket sales, both of which were the result of our continued recovery from the ongoing global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the three months ended September 30, 2021 by $1.2 million as compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended September 30, 2021 totaled $147.5 million, an increase of $42.2 million, or 40.1%, compared to the same period of the prior year. This increase in gross profit was primarily driven by: (i) a $43.1 million favorable impact resulting from increased product volumes and mix, (ii) a $8.8 million favorable impact from increased net pricing and (iii) $3.6 million of positive foreign currency translation impact. These favorable impacts were partially offset by: (i) $5.5 million of unfavorable material costs, primarily driven by continued broad-based inflationary pressures experienced during the third quarter of 2021, partially offset by the procurement sourcing savings associated with the Transformation Program, (ii) a $4.9 million unfavorable impact from increased inbound freight costs resulting from both higher volumes and the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (iii) $1.2 million of increased tariff costs, (iv) $1.1 million of unfavorable labor and other manufacturing costs, primarily driven by production inefficiencies resulting from supply chain disruptions related to the global pandemic and (v) $0.3 million of higher depreciation costs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended September 30, 2021 totaled $84.6 million, an increase of $12.3 million, or 17.0%, compared to the same period of the prior year. This increase is primarily due to: (i) $5.9 million of increased employee-related costs, reflecting the non-recurrence of government subsidies and other measures taken in 2020 to manage the impact of the COVID-19 pandemic, along with higher incentives related to stronger operational performance in 2021, (ii) $5.2 of transaction expenses related to the pending sale of our company, (iii) $3.8 million of higher travel and other controllable costs, (iv) $3.6 million of higher marketing and commission costs primarily resulting from increased sales volumes and (v) a $0.9 million unfavorable foreign currency translation impact as compared to the same period of the prior year. The impact of these increases was partially offset by: $6.1 million of lower third-party consulting costs incurred in connection with our Transformation Program and $0.9 million of lower professional fees.

Restructuring and other expense

"Restructuring and other expenses" for the three months ended September 30, 2021 were $0.3 million, primarily as a result of a restructuring plan initiated during the first quarter of 2021 for the consolidation of a manufacturing facility in EMEA.

"Restructuring and other expenses" for the three months ended September 30, 2020 were $1.5 million, consisting of $1.3 million of severance and related costs and a $0.2 million loss contingency charge. The severance and related costs were associated with workforce reductions as a result of the improved efficiencies gained from the execution of the Transformation Program as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 11, "Contingencies and Significant Estimates," for further information.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended September 30,		Change
	2021	2020	$	%
Americas	$56.7	$34.8	$21.9	62.9%
EMEA	27.6	10.5	17.1	162.9%
APAC	11.1	8.4	2.7	32.1%
Total Segment Adjusted Operating EBITDA	95.4	53.7	41.7	77.7%
Less: Corporate and unallocated expenses	(20.3)	(8.1)	(12.2)	(150.6)%
Total Adjusted Operating EBITDA	$75.1	$45.6	$29.5	64.7%

Adjusted Operating EBITDA margin (1)	18.3%	15.3%		3.0%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended September 30, 2021 increased by $21.9 million, or 62.9%. This increase was primarily driven by: (i) a $27.9 million favorable impact from increased product volumes and mix, (ii) $10.5 million of favorable impact from net pricing, (iii) a $0.8 million favorable foreign currency translation impact, (iv) $0.6 million of lower research and development fees and (v) $0.2 million of lower professional fees. The impact of these increases was partially offset by: (i) $5.8 million of unfavorable material costs, primarily driven by continued broad-based inflationary pressures experienced during the third quarter of 2021, partially offset by the procurement sourcing savings associated with the Transformation Program, (ii) $4.2 million of higher employee-related expenses, including higher incentives resulting from improved operating results, (iii) $3.2 million of higher marketing and commissions costs, primarily attributable to increased sales, (iv) $3.1 million unfavorable impact from increased inbound freight costs resulting from both higher volumes and the continued macroeconomic impacts of COVID-19 pandemic on the supply chain, (v) a $1.1 million unfavorable impact from increased tariffs and (vi) $0.7 million of unfavorable labor and other manufacturing costs, primarily driven by continued production inefficiencies resulting from supply chain disruptions related to the global pandemic.

Adjusted Operating EBITDA in the EMEA segment for the three months ended September 30, 2021 increased by $17.1 million, or 162.9%. This increase was primarily driven by: (i) a $14.3 million favorable impact from increased product volumes and mix, (ii) $2.7 million of favorable labor and other manufacturing costs, (iii) $2.4 million of favorable impact from net pricing, (iv) a $1.2 million favorable foreign currency translation impact and (v) $0.3 million of lower professional fees. The impact of these increases was partially offset by: (i) a $1.7 million unfavorable impact from increased inbound freight costs resulting from both higher volumes and the continued supply chain challenges, (ii) $1.3 million of higher research and development costs, (iii) $0.4 million of higher material costs, primarily driven by continued inflationary pressures experienced during the third quarter of 2021 and (iv) $0.3 million of higher marketing and commissions costs attributable primarily to increased sales.

Adjusted Operating EBITDA in the APAC segment for the three months ended September 30, 2021 increased by $2.7 million, or 32.1%. This increase was primarily driven by: (i) $2.3 million of favorable product volumes and mix, (ii) $0.8 million of lower research and development costs, (iii) $0.7 million of lower material costs, (iv) a $0.6 million favorable foreign currency translation impact and (v) $0.6 million of favorable impact from net pricing. These increases were partially offset by: (i) $1.4 million of higher employee-related, costs, (ii) $0.5 million of unfavorable labor and other manufacturing costs, primarily driven by continued broad-based inflationary pressures experienced during the third quarter of 2021 and (iii) a $0.2 million unfavorable impact from increased tariffs.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations that are not allocated to the geographic business segments. For the three months ended September 30, 2021, corporate and unallocated expenses increased by $12.2 million, or 150.6%. This increase was primarily driven by a $9.1 million increase in the elimination of profit in inventory resulting from higher intercompany inventory on hand and $3.7 million of increased employee-related expenses, including higher incentives resulting from improved operating results and increased stock compensation expense resulting from an increase in the expected achievement percentage for certain tranches of our performance share units. These increases were partially offset by $0.5 million of lower professional fees.

Analysis of Non-Operating Income Statement Items

For the three months ended September 30, 2021, "Interest expense" was $18.8 million, a $0.8 million decrease as compared to the same period of the prior year, primarily driven by a decrease in the average borrowings outstanding and an overall decrease in the weighted average interest rates of outstanding debt resulting from a decrease in LIBOR during the current period.

For the three months ended September 30, 2021, "Other expense (income) — net" was an expense of $0.4 million, compared to an income of $2.1 million for the same period of the prior year. The decrease in income of $2.5 million is primarily the result of higher net foreign currency losses compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended September 30, 2021, we recorded an $8.5 million income tax expense, reflecting a 25.4% effective tax rate, compared to a $1.2 million income tax benefit for the three months ended September 30, 2020, reflecting a (32.4)% effective tax rate. The change in the effective tax rate for the three months ended September 30, 2021 compared to the same period of the prior year is primarily due to our increase in earnings before income taxes and the relative weighting of jurisdictional income and loss, which was partially offset by the CARES Act net operating loss carryback provisions, changes for income tax returns filed, and deferred taxes related to stock compensation and repatriation of foreign earnings. For the three months ended September 30, 2021, the income tax provision includes a net discrete tax benefit of $0.3 million primarily related to the changes for income tax returns filed, and the changes in deferred taxes related to stock compensation and repatriation of foreign earnings, as compared to the income tax provision for the three months ended September 30, 2020, which includes a net discrete benefit of $1.2 million primarily related to the uncertain tax position for net interest deduction limitations and the CARES Act net operating loss carryback provisions.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net sales	$1,123.9	$833.4	$290.5	34.9%
Cost of sales	713.7	544.9	168.8	31.0%
Gross profit	410.2	288.5	121.7	42.2%
Gross margin (% of Net sales)	36.5%	34.6%		1.9%
Selling, general and administrative expenses	245.6	215.6	30.0	13.9%
Amortization expense	29.7	29.2	0.5	1.7%
Restructuring and other expense	0.5	9.5	(9.0)	(94.7)%
Loss from impairment and disposal of assets — net	0.1	11.7	(11.6)	(99.1)%
Earnings from operations	134.3	22.5	111.8	496.9%
Interest expense	56.5	62.4	(5.9)	(9.5)%
Other expense (income) — net	6.3	(3.1)	9.4	303.2%
Earnings (loss) before income taxes	71.5	(36.8)	108.3	294.3%
Income tax expense (benefit)	15.0	(9.2)	24.2	263.0%
Net earnings (loss)	$56.5	$(27.6)	$84.1	304.7%

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions)	Nine Months Ended September 30,		Change
	2021	2020	$	%
Americas	$870.0	$630.9	$239.1	37.9%
EMEA	326.9	209.5	117.4	56.0%
APAC	180.7	141.5	39.2	27.7%
Elimination of intersegment sales	(253.7)	(148.5)	(105.2)	(70.8)%
Total net sales	$1,123.9	$833.4	$290.5	34.9%

Net sales totaled $1,123.9 million for the nine months ended September 30, 2021 representing an increase of $290.5 million, or 34.9%, compared to the same period of the prior year. The increase in net sales was primarily the result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes related to rollouts with large chain customers, and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the nine months ended September 30, 2021 by $25.7 million as compared to the nine months ended September 30, 2020.

Net sales in the Americas segment for the nine months ended September 30, 2021 increased $239.1 million, or 37.9%, compared to the same period of the prior year. The increase was primarily the result of increased third-party net sales of $209.1 million and a $30.0 million increase in intersegment sales. The increase in third-party net sales was primarily the result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes related to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the global COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the nine months ended September 30, 2021 by $6.2 million as compared to the same period of the prior year.

Net sales in the EMEA segment for the nine months ended September 30, 2021 increased $117.4 million, or 56.0%, compared to the same period of the prior year. The increase was primarily the result of increased third-party net sales of $56.9 million and a $60.5 million increase in intersegment sales. The increase in third-party net sales was primarily the result of increased volumes in the general market and the increase in intersegment sales was primarily due to increases in sales to the America's region related to rollouts with large chain customers discussed above, both of which were the result of our continued recovery from the ongoing global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the nine months ended September 30, 2021 by $15.3 million.

Net sales in the APAC segment for the nine months ended September 30, 2021 increased $39.2 million, or 27.7%, compared to the same period of the prior year. The increase was primarily the result of increased third-party net sales of $24.5 million and a $14.7 million increase in intersegment sales. The increase in third-party net sales was primarily driven by increased volumes in the general market and increased KitchenCare aftermarket sales, both of which were the result of our continued recovery from the global COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the nine months ended September 30, 2021 by $4.2 million as compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the nine months ended September 30, 2021 totaled $410.2 million, an increase of $121.7 million, or 42.2%, compared to the same period of the prior year. This increase was primarily driven by: (i) a $100.2 million favorable impact from increased product volumes and mix, (ii) a $16.2 million favorable impact from increased net pricing, (iii) $14.9 million of positive foreign currency translation impact and (iv) $8.8 million of favorable labor and other manufacturing costs, primarily due improved operating efficiencies related to higher volumes and equipment investments in our plants associated with the Transformation Program. These favorable impacts were partially offset by: (i) $11.9 million of increased inbound freight costs resulting from both higher volumes and the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (ii) a $3.3 million unfavorable impact from increased tariffs, (iii) $1.8 million of unfavorable material costs, resulting from broad-based inflation along with the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, partially offset by the procurement sourcing savings associated with the Transformation Program and (iv) $1.3 million of higher depreciation costs.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the nine months ended September 30, 2021 totaled $245.6 million, an increase of $30.0 million, or 13.9%, compared to the same period of the prior year. This increase is primarily driven by: (i) $24.3 million of increased employee-related costs, reflecting the non-recurrence of government subsidies and other measures taken in 2020 to manage the impact of the COVID-19 pandemic, along with higher incentives related to stronger operational performance in 2021, (ii) $13.5 million of increased transaction expenses related to the pending sale of our Company, (iii) $6.0 million of higher marketing and commission costs, primarily attributable to increased sales volumes, (iv) a $5.3 million unfavorable foreign currency translation impact as compared to the same period of the prior year and (v) $2.5 million of higher travel and other controllable costs. The impact of these increases was partially offset by: (i) $16.8 million of lower third-party consulting costs incurred in connection with our Transformation Program, (ii) $3.1 million of lower professional fees and (iii) a $2.0 million recovery of funds from an incident in 2018, involving one of our EMEA locations .

Restructuring and other expense

"Restructuring and other expenses" for the nine months ended September 30, 2021 were $0.5 million, primarily as a result of a restructuring plan initiated during the first quarter of 2021 for the consolidation of a manufacturing facility in EMEA.

"Restructuring and other expenses" for the nine months ended September 30, 2020 were $9.5 million, consisting of $5.9 million of severance and related costs and a $3.6 million loss contingency charge. The severance and related costs were associated with workforce reductions executed throughout 2020 in the Americas region and Corporate and a limited management restructuring to reduce operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program as well as actions initiated during the fourth quarter of 2019 in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 11, "Contingencies and Significant Estimates," for further information.

Loss from impairment and disposal of assets — net

Loss from impairment and disposal of assets — net for the nine months ended September 30, 2020 was $11.7 million and consisted primarily of an impairment charge of $11.1 million on trademark and trade names in our EMEA segment. See Note 5, "Goodwill and Other Intangible Assets — Net." of the Notes to the Consolidated Financial Statements for additional details.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Nine Months Ended September 30,		Change
	2021	2020	$	%
Americas	$166.7	$105.8	$60.9	57.6%
EMEA	63.2	29.6	33.6	113.5%
APAC	26.9	22.3	4.6	20.6%
Total Segment Adjusted Operating EBITDA	256.8	157.7	99.1	62.8%
Less: Corporate and unallocated expenses	(58.4)	(46.8)	(11.6)	(24.8)%
Total Adjusted Operating EBITDA	$198.4	$110.9	$87.5	78.9%

Adjusted Operating EBITDA margin (1)	17.7%	13.3%		4.4%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the nine months ended September 30, 2021 increased by $60.9 million, or 57.6%. This increase was primarily driven by: (i) $60.5 million of favorable product volumes and mix, (ii) $18.7 million of favorable impact from net pricing, (iii) $6.9 million of favorable labor and other manufacturing costs, primarily due to improved operating efficiencies related to higher volumes and equipment investments in our plants associated with the Transformation Program, slightly offset by continued inflationary pressures experienced during the first nine months of 2021, (iv) $3.5 million of favorable foreign currency translation impact and (v) $0.4 million of lower research and development costs. The impact of these increases was partially offset by: (i) $10.4 million of higher employee-related expenses, including higher incentives resulting from improved operating results in 2021, (ii) $8.4 million of unfavorable inbound freight costs resulting from both higher volumes and the continued on the supply chain challenges, (iii) $5.9 of higher marketing and commissions costs attributable primarily to increased sales, (iv) $3.2 million of increased tariffs and (v) $1.5 million of higher materials costs, primarily driven by continued inflationary pressures experienced during the first nine months of 2021, slightly offset by the procurement sourcing savings associated with the Transformation Program.

Adjusted Operating EBITDA in the EMEA segment for the nine months ended September 30, 2021 increased by $33.6 million, or 113.5%. This increase was primarily driven by: (i) $33.9 million of favorable product volumes and mix, (ii) $4.5 million of favorable foreign currency translation impact, (iii) $3.4 million of favorable labor and other manufacturing costs primarily due to improved operating efficiencies related to higher volumes and equipment investments in our plants, and (iv) a $0.7 million decrease in professional fees. The impact of these increases was partially offset by: (i) $3.5 million of unfavorable inbound freight costs resulting from both higher volumes and the continued supply chain challenges, (ii) $1.6 million of unfavorable impact from net pricing due to transfer pricing, (iii) $1.5 million of higher employee-related, travel and other controllable costs, (iv) $1.4 million of higher materials costs primarily driven by continued inflationary pressures experienced during the first nine months of 2021 and (v) $0.8 million of higher research and development costs.

Adjusted Operating EBITDA in the APAC segment for the nine months ended September 30, 2021 increased by $4.6 million, or 20.6%. This increase was primarily driven by: (i) $4.0 million of favorable product volumes and mix, (ii) $1.6 million of favorable foreign currency translation impact, (iii) $1.1 million of lower material costs, (iv) $0.5 million of favorable impact from net pricing and (v) $0.4 million lower research and development costs. These increases were partially offset by $2.9 million of higher employee-related, travel and other controllable costs.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations that are not allocated to the geographic business segments. For the nine months ended September 30, 2021, corporate and unallocated expenses increased by $11.6 million, or 24.8%. This increase was primarily driven by $12.6 million of increased employee-related expenses, including higher incentives resulting from improved operating results, and increased stock compensation expense resulting from an increase in the expected achievement percentage for certain tranches of our performance share units, and a $1.3 million increase in the elimination of profit in inventory resulting from higher intercompany inventory on hand. These decreases were partially offset by a $2.4 million decrease in professional fees.

Analysis of Non-Operating Income Statement Items

For the nine months ended September 30, 2021, "Interest expense" was $56.5 million, a $5.9 million decrease as compared to the same period of the prior year, primarily driven by a decrease in the average borrowings outstanding and an overall decrease in the weighted average interest rate of outstanding debt resulting from a decrease in LIBOR during the current period.

For the nine months ended September 30, 2021, "Other expense (income) — net" was an expense of $6.3 million, compared to income of $3.1 million for the same period of the prior year. The decrease in income of $9.4 million is primarily the result of higher net foreign currency losses compared to the same period of prior year.

Analysis of Income Taxes

For the nine months ended September 30, 2021, we recorded a $15.0 million income tax expense, reflecting a 21.0% effective tax rate, compared to a $9.2 million income tax benefit for the nine months ended September 30, 2020, reflecting a (25.0)% effective tax rate. The change in the effective tax rate for the nine months ended September 30, 2021 compared to the same period of the prior year is primarily due to the result of our increase in earnings before income taxes and the relative weighting of jurisdictional income and loss, partially offset by the changes in net discrete tax items resulting from recently enacted foreign income tax rates, CARES Act net operating loss carryback provisions and the changes in uncertain tax positions. For the nine months ended September 30, 2021, the income tax provision includes net discrete benefit of $2.6 million primarily related to the recently enacted tax rate increase in the UK Finance Act 2021 and corresponding increase in jurisdictional net deferred tax assets, as compared to the income tax benefit for the nine months ended September 30, 2020, which includes a net discrete expenses of $5.0 million primarily related to the provisions of the CARES Act and changes in uncertain tax positions.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet our working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of September 30, 2021, our total liquidity was $397.3 million, consisting of $111.9 million of cash and cash equivalents and $285.4 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings, compared to total liquidity of $392.2 million as of June 30, 2021, $353.7 million as of March 31, 2021 and $375.0 million as of December 31, 2020. Our liquidity generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of the historically higher sales period in the spring and early summer months. The improvement in our Company’s total liquidity in the quarter ended September 30, 2021 was limited by higher inventory levels of raw materials primarily due to increased purchases of critical components needed to manufacture our commercial foodservice equipment that have been impacted by supply chain disruptions. Inventory of finished goods also increased primarily due to delays from third-party shipping companies picking up equipment from our facilities.

As of September 30, 2021, approximately 94% of our cash and cash equivalents and restricted cash were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to maintain cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of capital investments, working capital and debt service. We estimate that our capital expenditures will be between $25.0 million and $30.0 million for the year ending December 31, 2021. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, including the future impact of the global COVID-19 pandemic on our operating results, the success and timing of the closing of the merger with Ali Group, the anticipated sale of our Company's Ice business, and competitive, legislative and regulatory factors, among other considerations. In response to the global COVID-19 pandemic throughout 2020 and the first half of 2021, we implemented contingency plans for our operations and took what we believe were appropriate steps to reduce operating expenses and capital spending, including reductions in the size of our workforce and the temporary furlough of employees during 2020. We expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

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

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of September 30, 2021 totaled $112.4 million, a decrease of $13.0 million from the December 31, 2020 balance of $125.4 million.

The table below summarizes our cash flows:

(in millions)	Nine Months Ended September 30,		Change
	2021	2020
Cash provided by (used in):
Operating activities	$34.2	$(26.9)	$61.1
Investing activities	(17.2)	(20.0)	2.8
Financing activities	(29.9)	39.6	(69.5)
Effect of exchange rate changes on cash	(0.1)	(0.3)	0.2
Net decrease in cash and cash equivalents and restricted cash	$(13.0)	$(7.6)	$(5.4)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 was $34.2 million, consisting primarily of net income of $56.5 million, adjusted for non-cash charges totaling $60.0 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation and net cash inflows of $71.2 million associated with the timing of other current and long-term liabilities, and trade accounts payable. These inflows were partially offset by a $93.3 million use of cash related to an increase in inventory, a $49.5 million use of cash related to a net increase in accounts receivable, an $8.4 million use of cash related to an increase in other assets, and a non-cash change in deferred income taxes of $2.4 million resulting from the recently enacted tax rate in the UK.

Cash used in operating activities for the nine months ended September 30, 2020 was $26.9 million, consisting primarily of a net loss of $27.6 million, a use of $37.9 million related to a current income tax receivable primarily associated with CARES Act net operating loss carryback provisions, $19.2 million and $9.9 million of cash used for rebate payments and interest expense, respectively, and $8.8 million of cash used in connection with the settlement of previously actioned restructuring activities. We also had cash outflows of $13.6 million associated with the timing of other current and long-term liabilities, assets, and trade accounts payable and $5.5 million due to higher inventory. These outflows were primarily offset by a cash inflow of $21.9 million from a net decrease in accounts receivable and $52.5 million in non-cash charges for depreciation and amortization expense, stock-based compensation and amortization of debt issuance costs, an $11.1 million non-cash impairment charge on trademarks in the EMEA segment and a non-cash change in deferred income taxes of $10.0 million.

Investing Activities

Cash used in investing activities of $17.2 million for the nine months ended September 30, 2021 was the result of capital expenditures made during the period.

Cash used in investing activities of $20.0 million for the nine months ended September 30, 2020 consisted primarily of capital expenditures of $15.9 million and $3.9 million of payments, net of interest received, made in connection with the maturity of our cross-currency swap in March 2020.

Financing Activities

Cash used in financing activities of $29.9 million for the nine months ended September 30, 2021 consisted primarily of $36.0 million of net payments on long-term debt and finance leases partially offset by $6.1 million of net cash received related to the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2020 of $39.6 million consisted primarily of net borrowings on long-term debt and finance leases of $41.3 million partially offset by $2.1 million capitalized costs incurred in connection with the April 2020 amendment of our 2016 Credit Facility.

Financing Resources

Our primary financing resources consist of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of September 30, 2021 are set forth below.

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

As of September 30, 2021, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

In October 2021, we entered into a Suspension of Rights Agreement to the 2016 Credit Agreement, effective December 31, 2021, which: (i) suspends our company's ability to execute non-USD currency draws under the Revolving Facility, (ii) requires all outstanding non-USD currency loans to be repaid on or before December 31, 2021 and (iii) eliminates the option to select an interest period of 2 months for any borrowings in USD without the lenders' consent. We do not expect that the execution of this agreement will have a material impact on our future liquidity or consolidated results of operations.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of both September 30, 2021 and December 31, 2020. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of September 30, 2021. We continually monitor our compliance with the covenants in our Revolving Credit Facility, and in doing so have made estimates of the negative impact of the global COVID-19 pandemic on our financial position, results of operations and cash flows. We believe we will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the global COVID-19 pandemic on our business, management's estimates of the achievement of our financial covenants may change in the future.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	September 30,	December 31,
	2021	2020
Revolving Credit Facility	$108.0	$143.0
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,388.0	$1,423.0

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

(in millions)	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$13.5	$37.5	$34.2	$(26.9)
Capital expenditures	(7.3)	(5.4)	(17.2)	(15.9)
Free Cash Flow	$6.2	$32.1	$17.0	$(42.8)

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

(in millions, except percentage data)	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss)	$24.9	$4.9	$56.5	$(27.6)
Income tax expense (benefit)	8.5	(1.2)	15.0	(9.2)
Other expense (income) — net(1)	0.4	(2.1)	6.3	(3.1)
Interest expense(1)	18.8	19.6	56.5	62.4
Earnings from operations	52.6	21.2	134.3	22.5
Loss from impairment and disposal of assets — net	0.1	0.4	0.1	11.7
Restructuring activities (2)	0.4	1.7	0.7	6.3
Amortization expense	10.2	10.2	30.9	30.2
Depreciation expense	5.7	5.1	16.6	15.5
Transformation Program expense (3)	0.9	6.7	4.4	20.9
Transaction costs (4)	5.2	0.1	13.5	0.2
Other items (5)	—	0.2	(2.1)	3.6
Total Adjusted Operating EBITDA	$75.1	$45.6	$198.4	$110.9

Adjusted Operating EBITDA margin (6)	18.3%	15.3%	17.7%	13.3%
(1) As disclosed in our Company's Annual Report on Form 10-K for the year ended December 31, 2020, amortization of debt issuance costs previously included as a component of "Other expense (income) — net" totaled $1.5 million and $3.9 million, respectively, for the three and nine months ended September 30, 2020 and has been reclassified to be included as a component of "Interest expense" in our Company's Consolidated Statements of Operations for the respective periods.
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
(4) Transaction costs for the three and nine months ended September 30, 2021 are related to the pending sale of our Company and consist primarily of professional services recorded in "Selling, general and administrative expenses." Transaction costs for the three and nine months ended September 30, 2020 are related to professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses."
(5) Other items are costs which are not representative of our Company's operational performance. For the nine months ended September 30, 2021, other items consist primarily of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of our Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, other items represents the changes in the loss contingency estimate of $0.2 million and $3.6 million, respectively, due for customs duties, fees and interest on previously imported products, which is included in "Restructuring and other expense" in the Consolidated Statement of Operations. Refer to Note 11, "Contingencies and Significant Estimates," for discussion of the impact to the Consolidated Statements of Operations.
(6) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Net Earnings as net earnings (loss) before the impact of certain items, such as loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, Transformation Program expense, acquisition-related transaction and integration costs, certain other items, expenses associated with pension settlements, foreign currency transaction gain or loss and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net earnings (loss) and diluted net earnings (loss) per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss)	$24.9	$4.9	$56.5	$(27.6)
Loss from impairment and disposal of assets — net	0.1	0.4	0.1	11.7
Restructuring activities (1)	0.4	1.7	0.7	6.3
Transformation Program expense (2)	0.9	6.7	4.4	20.9
Transaction costs (3)	5.2	0.1	13.5	0.2
Other items (4)	—	0.2	(2.1)	3.6
Foreign currency transaction (gain) loss (5)	(0.1)	(2.2)	5.3	(4.2)
Tax effect of adjustments (6)	(1.5)	(1.9)	(4.9)	(9.5)
Total Adjusted Net Earnings	$29.9	$9.9	$73.5	$1.4

Per share basis
Diluted net earnings (loss)	$0.17	$0.03	$0.40	$(0.20)
Loss from impairment and disposal of assets — net	—	0.01	—	0.08
Restructuring activities (1)	—	0.01	—	0.05
Transformation Program expense (2)	0.01	0.05	0.03	0.15
Transaction costs (3)	0.04	—	0.09	—
Other items (4)	—	—	(0.01)	0.03
Tax effect of adjustments (6)	(0.01)	(0.01)	(0.03)	(0.07)
Total Adjusted Diluted Net Earnings	$0.21	$0.07	$0.52	$0.01
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
(3) Transaction costs for the three and nine months ended September 30, 2021 are related to the pending sale of our Company and consist primarily of professional services recorded in "Selling, general and administrative expenses." Transaction costs for the three and nine months ended September 30, 2020 are related to professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses."
(4) Other items are costs which are not representative of our Company's operational performance. For the nine months ended September 30, 2021, other items consist primarily of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of our Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, other items represents the changes in the loss contingency estimate of $0.2 million and $3.6 million, respectively, due for customs duties, fees and interest on previously imported products, which is included in "Restructuring and other expense" in the Consolidated Statement of Operations. Refer to Note 11, "Contingencies and Significant Estimates," for discussion of the impact to the Consolidated Statements of Operations.
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated:
Net sales	$508.3	$343.7	$1,377.6	$981.9
Less: Intersegment sales	(96.8)	(45.2)	(253.7)	(148.5)
Net sales (as reported)	411.5	298.5	1,123.9	833.4
Impact of foreign currency translation(1)	(5.1)	—	(25.7)	—
Organic net sales	$406.4	$298.5	$1,098.2	$833.4

Americas:
Net sales	$318.9	$221.8	$870.0	$630.9
Less: Intersegment sales	(35.9)	(19.1)	(96.1)	(66.1)
Third-party net sales	283.0	202.7	773.9	564.8
Impact of foreign currency translation(1)	(1.7)	—	(6.2)	—
Total Americas organic net sales	$281.3	$202.7	$767.7	$564.8

EMEA:
Net sales	$121.2	$73.9	$326.9	$209.5
Less: Intersegment sales	(41.3)	(15.9)	(106.4)	(45.9)
Third-party net sales	79.9	58.0	220.5	163.6
Impact of foreign currency translation(1)	(2.2)	—	(15.3)	—
Total EMEA organic net sales	$77.7	$58.0	$205.2	$163.6

APAC:
Net sales	$68.2	$48.0	$180.7	$141.5
Less: Intersegment sales	(19.6)	(10.2)	(51.2)	(36.5)
Third-party net sales	48.6	37.8	129.5	105.0
Impact of foreign currency translation(1)	(1.2)	—	(4.2)	—
Total APAC organic net sales	$47.4	$37.8	$125.3	$105.0
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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example, statements about the potential future impacts of the COVID-19 pandemic on our business; anticipated effects and timing of the proposed merger with Ali Group; future results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants); our ability to meet working capital needs and cash requirements over the next 12 months; our ability to realize savings from reductions in force and other cost saving measures; compliance with the financial covenants under our credit facility; our ability to obtain financial and tax benefits from the CARES Act; our expectations regarding future results; descriptions of the Transformation Program, including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of condition and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors", "could," "will," "may," "future," "likely," "on track to deliver," "gaining momentum," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 and in our other filings with the SEC. The ongoing global COVID-19 pandemic has amplified many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•risks related to our proposed merger with Ali Group, including the risk that the remaining conditions for the closing of the transaction are not satisfied, including the risk that regulatory approvals are not obtained or require divestitures in addition to the Ice business divestiture, the risk of litigation relating to the transaction, uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction, risks that the proposed transaction disrupts our current plans or operations, our ability to retain and hire key personnel, competitive responses to the proposed transaction; unexpected costs, charges or expenses resulting from the transaction, and potential adverse reactions or changes to relationships with our customers, suppliers, distributors and other business partners resulting from the announcement or completion of the transaction;
•the impact of the global COVID-19 pandemic on the dining and hospitality industries and the measures taken by governmental authorities and third parties in response to the pandemic;
•risks of continuing disruptions to our supply chain, resulting in delays, difficulties and increased costs of acquiring raw materials;
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
•factors affecting demand for foodservice equipment, including ongoing impacts of the global COVID-19 pandemic on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; changing consumer tastes and government regulations affecting the quick-service restaurant industry; and population and income growth in emerging markets;
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, due to the remediation of the material weakness in our internal control over financial reporting previously identified in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") as described below, our disclosure controls and procedures were effective.

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

During the quarter ended June 30, 2021, management, with the oversight of the Audit Committee of the Board of Directors, performed testing of these enhanced internal controls to confirm that such controls are operating effectively. As a result of this testing, management has concluded that these enhanced internal controls are operating effectively and remediate the material weakness discussed above. Throughout the quarter ended September 30, 2021, management has continued to monitor and evaluate the effectiveness of these remedial actions to ensure these enhanced control activities are operating as intended.

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

The Middleby Merger Cases

Welbilt was previously a named defendant in seven separate litigations (collectively, the “Middleby Cases”) arising in connection with a Form S-4 Registration Statement that Welbilt and the Middleby Corporation filed with the SEC on May 28, 2021 in connection with a potential merger between Welbilt and the Middleby Corporation and its affiliates (collectively, “Middleby”).

On June 2, 2021, Shiva Stein, a purported stockholder of Welbilt, filed a lawsuit titled Stein v. Welbilt, Inc., et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On June 6, 2021, Sarah Vanmersbergen, a purported stockholder of Welbilt, filed a lawsuit titled Vanmersbergen v. Welbilt, Inc. et al. against Welbilt, Middleby and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On June 11, 2021, Therese Newbauer, a purported stockholder of Welbilt, filed a lawsuit titled Newbauer v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On June 15, 2021, Sam Wietschner, a purported stockholder of Welbilt, filed a lawsuit titled Wietschner v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On June 17, 2021, Rodrigo Chapa, a purported stockholder of Welbilt, filed a lawsuit titled Chapa v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of New York. On June 21, 2021, Catherine Nichols, a purported stockholder of Welbilt, filed a lawsuit titled Nichols v. Welbilt, Inc. et al. against Welbilt, Middleby and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On July 2, 2021, Brian Jones, a purported stockholder of Welbilt, filed a lawsuit titled Jones v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware.

The Plaintiffs in all seven of the Middleby Cases alleged that the Defendants purportedly violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and SEC Rule 14a-9, because the Registration Statement that was filed with the SEC, and disseminated to Welbilt’s stockholders, was materially incomplete and misleading. In addition to these allegations, the Plaintiff in the Nichols litigation further alleged breach of fiduciary duty claims.
Plaintiffs in the Vanmersbergen, Chapa, and Nichols litigations have voluntarily dismissed their respective cases. These Plaintiffs have since filed new lawsuits against Welbilt in connection with Welbilt’s merger with Ali Holding S.r.l. and its affiliates (collectively, “Ali Group”). The Plaintiff in the Newbauer litigation also voluntarily dismissed their case, but did not file any new lawsuits against Welbilt. Plaintiffs in the Stein and Wietschner litigations have amended their respective complaints to replace prior allegations pertaining to the proposed Middleby merger, with new allegations pertaining to the Ali Group merger.

The Vanmersbergen, Chapa, Nichols, Stein and Wietschner litigations are currently pending, and are discussed in further detail below.

Plaintiff in the Jones litigation also voluntarily dismissed their case, then filed a new complaint on September 10, 2021, in connection with the Ali Group merger, against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On October 26, 2021, Plaintiff in the Jones litigation voluntarily dismissed their new complaint against Welbilt.

The Ali Group Merger Cases

Welbilt is currently a named defendant in seven separate litigations (collectively, the “Ali Group Cases”) arising in connection with a Proxy Statement that Welbilt filed with the SEC on August 31, 2021 in connection with the merger between Welbilt and Ali Group.

On August 25, 2021, the Plaintiff in the Stein litigation filed an amended complaint in the lawsuit titled Stein v. Welbilt, Inc. et al. in the United States District Court for the District of Delaware. On September 10, 2021, the Plaintiff in the Wietschner litigation filed an amended complaint in the lawsuit titled Wietschner v. Welbilt, Inc. et al. in the United States District Court for the Southern District of New York.

On August 20, 2021, Catherine Nichols, a purported stockholder of Welbilt, filed a lawsuit titled Nichols v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On August 25, 2021, Sarah Vanmersbergen, a purported stockholder of Welbilt, filed a lawsuit titled Vanmersbergen v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On September 8, 2021, Rodrigo Chapa, a purported stockholder of Welbilt, filed a lawsuit titled Chapa v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of New York. On September 9, 2021, Richard Lawrence, a purported stockholder of Welbilt, filed a lawsuit titled Lawrence v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of Michigan. On September 16, 2021, Jordan Wilson, a purported stockholder of Welbilt, filed a lawsuit titled Wilson v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of Michigan.

The Plaintiffs in all seven of the Ali Group Cases allege that the Defendants purportedly violated Sections 14(a) and 20(a) of the Exchange Act, and SEC Rule 14a-9, because the Proxy Statement that was filed with the SEC, and disseminated to Welbilt’s stockholders, was materially incomplete and misleading. Plaintiffs in the Ali Group Cases also seek to enjoin Defendants from taking any steps to consummate the merger with Ali Group unless and until certain material information is disclosed to Welbilt’s stockholders, or in the event the proposed merger is consummated, to recover damages resulting from Defendants’ purported violations of the Exchange Act. Welbilt has yet to be served in any of the Ali Group Cases.

We intend to defend vigorously against the Ali Group Cases and all lawsuits as they may arise in the ordinary course of business. However, litigation is inherently uncertain, and we are unable to predict the outcome of these lawsuits and are unable to estimate the range of loss, if any, that could result from an unfavorable outcome. We also cannot provide any assurance that the ultimate resolution of any lawsuits will not have a material adverse effect on the proposed merger with Ali Group or our reputation, business, prospects, results of operations or financial condition.

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

Risks Relating to Our Business

Proposed vaccination mandate, if implemented, is likely to adversely impact our business, results of operations, cash flows and financial position.

On September 9th, 2021 President Biden announced a proposed new rule pursuant to which the COVID-19 vaccine or weekly testing would be mandated for most U.S. employees, including the employees of Welbilt. This mandate is expected be implemented through an Emergency Temporary Standard ("ETS") that will be promulgated by the Occupational Safety and Health Administration (OSHA). The details of the mandate are not known at this time as the ETS has not been finalized or issued. If the ETS ultimately goes into effect, surviving anticipated legal challenges, we expect further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for weekly testing. If the ETS is issued and implemented, we would expect further disruptions and delays in the manufacturing process, adversely impacting our sales and customer relationships.

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

The completion of the Transaction is subject to several of customary conditions to closing and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the Transaction for a significant period of time or prevent the completion of the Transaction from occurring at all. As of September 30, 2021, the remaining closing conditions include, among others, (i) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (ii) there being no law or order prohibiting consummation of the Transaction, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (iv) compliance by the parties in all material respects with their respective covenants, (v) the absence of a material adverse effect with respect to us and Ali Group, and (vi) the delivery of an officer’s closing certificate by both parties.

Many of the conditions to completion of the Transaction are not within either our or Ali Group’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date), it is possible that the agreement and the plan of merger (the "Merger Agreement") may be terminated. Although we and Ali Group have agreed in the Merger Agreement to use reasonable best efforts to, subject to certain limitations, complete the Transaction as promptly as practicable, these and other conditions to the completion of the Transaction may fail to be satisfied. In addition, satisfying the conditions to and completion of the Transaction may take longer, and could cost more, than we and Ali Group expect. We cannot and Ali Group cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals, including the completion of the Ice business divestiture, could delay the completion of the Transaction for a significant period of time or prevent them from occurring. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date. The governmental agencies from which the parties have sought or are seeking certain approvals in connection with the Transaction have broad discretion in administering applicable regulations, and may impose requirements, limitations or costs, require divestitures in addition to the Ice business divestiture or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs, divestitures or restrictions could delay or prevent the consummation of the Transaction.

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
•Matters relating to the Transaction (including integration planning) may require substantial management time and resources, which could otherwise have been devoted to other beneficial opportunities; and
•We could become subject to litigation related to any failure to consummate the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger Agreement is terminated in certain circumstances, we may be required to pay a termination fee of $110 million to Ali Group.

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

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Transaction.

Under the Merger Agreement, following receipt of stockholder approval of the Transaction on September 30, 2021, we are prohibited from soliciting alternative business combination proposals from third parties, engaging in discussion or negotiations with respect to such proposals or providing information in connection with such proposals. While we believe these provisions and agreements are reasonable and customary, these provisions restrict us from engaging with a third party that may have an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration.

While the Transaction is pending, we are subject to business uncertainties which could adversely affect our business, results of operations, financial condition and cash flows.

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

We and Ali Group are targets of legal proceedings that could result in substantial costs and may delay or prevent the Transaction from being completed.

As disclosed in “Item 1. Legal Proceedings – The Ali Merger Cases” above, which disclosure is incorporated herein by reference, Welbilt is currently a named defendant in eight separate litigations (collectively, the “Ali Cases”) arising in connection with a Proxy Statement that Welbilt filed with the SEC on August 31, 2021 in connection with the merger between Welbilt and Ali Group. Securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, such injunction may delay or prevent the Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (included as Exhibit 101).	Filed herewith

* Represents a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 2, 2021

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer
(Principal Accounting Officer)