Form 10-K
period 2021-12-31
Welbilt, Inc.
filed 2022-02-28
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3,278.8 million, based on the number of shares held by non-affiliates and the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.
The number of shares outstanding of Welbilt, Inc.'s common stock as of February 25, 2022, the latest practicable date, was 143,145,947.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

WELBILT, INC.
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2021

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including matters discussed under the headings "Business," "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: statements about the potential future impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net (loss) income, operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), anticipated effects and timing of the proposed merger with Ali Group; future results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants); our ability to meet working capital needs and cash requirements over the next 12 months; our ability to realize savings from reductions in force and other cost saving measures; compliance with the financial covenants under our credit facility; our ability to obtain financial and tax benefits from the CARES Act; our expectations regarding future results; descriptions of the Transformation Program, including related costs, completion dates and targeted annualized savings; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of condition and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors," "could," "will," "may," "future," "likely," "on track to deliver," "gaining momentum," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). The ongoing COVID-19 pandemic has amplified many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•risks related to our proposed merger with Ali Group, including the risk that the remaining conditions for the closing of the transaction are not satisfied, including the risk that regulatory approvals are not obtained or require divestitures in addition to the Ice Divestiture (and the risk that we are unable to find a suitable buyer for the Ice business in connection with such proposed divestiture), the risk of litigation relating to the merger, uncertainties as to the timing of the consummation of the merger and the ability of each party to consummate the merger, risks that the proposed transaction disrupts our current plans or operations, our ability to retain and hire key personnel, competitive responses to the proposed merger; unexpected costs, charges or expenses resulting from the merger, and potential adverse reactions or changes to relationships with our customers, suppliers, distributors and other business partners resulting from the announcement or completion of the merger;
•the impact of the COVID-19 pandemic on the dining and hospitality industries and the measures taken by governmental authorities and third parties in response to the pandemic;
•risks of continuing disruptions to our supply chain, resulting in delays, difficulties and increased costs of acquiring raw materials;
•our ability to timely and efficiently execute on our manufacturing strategies, including equipment and workflow upgrades in our plants, executing productivity gains and resulting workforce reductions, and/or consolidating existing facilities and operations and achieving procurement savings;
•our ability to generate cash and manage working capital consistent with our stated goals;
•our ability to realize anticipated or targeted earnings enhancements, cost savings, strategic options and other synergies and the anticipated timing to realize those enhancements, savings, synergies, and options;
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
•risks relating to the acquisition and integration of businesses or products, including: our ability to successfully identify, finance, acquire and integrate acquisition targets; our ability to complete divestitures (including the divestiture of the Ice business), strategic alliances, joint ventures and other strategic alternatives on favorable terms; and uncertainties and unanticipated costs in completing such strategic transactions;
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

•our ability to source raw materials and commodities on favorable terms and respond to inflationary pressures, volatility in the price of raw materials and commodities, including through the use of hedging transactions;
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
•the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits, including without limitation those disclosed in Note 11, "Contingencies and Significant Estimates" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K;
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
•factors affecting demand for foodservice equipment, including ongoing impacts of the COVID-19 pandemic on the various economies in which we operate, foodservice equipment replacement cycles in the U.S. and other mature markets; unanticipated changes in consumer spending impacting the foodservice industry; changing consumer tastes and government regulations affecting the quick-service restaurant industry; and population and income growth in emerging markets;
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

We design, manufacture and supply best-in-class equipment for the global commercial foodservice market, which is used by commercial and institutional foodservice operators including full-service restaurants, quick-service restaurant ("QSR") chains, hotels, resorts, cruise ships, caterers, supermarkets, convenience stores, hospitals, schools and other institutions. We sell our products in each of our geographical segments, the Americas, EMEA and APAC, through a global network of over 5,000 distributors, dealers, buying groups and manufacturers' representatives (individually and collectively, "channel partners").

Our portfolio of award-winning product brands includes Cleveland™, Convotherm®, Crem®, Delfield®, Frymaster®, Garland®, Kolpak®, Lincoln™, Manitowoc® Ice, Merco®, Merrychef® and Multiplex®. These product brands are supported by three service brands: FitKitchen®, our fully-integrated kitchen systems business, KitchenConnect®, our digital cloud-based application offering, and KitchenCare®, our aftermarket parts and service business. Through these operations, we provide our customers with a full portfolio of products, platforms and solutions specific to meet our customers' needs, drive brand loyalty and maintain high customer satisfaction. With our in-house culinary staff and skilled engineers, we are also able to develop innovative solutions and tailor our product offerings to support our customers’ evolving menu choices and strategic plans, which serves to further strengthen our customer relationships.

We intend to achieve sustainable growth globally and drive increased profitability by leveraging our position as a leading commercial foodservice equipment provider, growing our customer base, expanding the frontiers of foodservice innovation and continuing to attract and grow industry-leading talent. We may explore acquisition opportunities, which will complement our product lines, allow us to expand our presence in international markets, enable us to leverage our distribution capabilities, provide us with selective technologies and/or otherwise support the expansion of our business in a manner that is consistent with our strategic goals.

Impact of COVID-19 Pandemic on Our Business

Global economic conditions will continue to be volatile as long as the COVID-19 pandemic remains a public health threat. The ongoing COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus and new strains of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, vaccination mandates, social distancing measures and mandated business limitations and closures. These measures have resulted in a disruption in the foodservice industry, including substantial restaurant closures and, as a result, in commercial foodservice equipment markets across the geographies in which we operate. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.

Our Company's 2021 net sales, earnings from operations and cash flows all improved significantly in comparison to 2020. While the commercial foodservice industry has continued to recover from the negative impacts of the COVID-19 pandemic, the extent of the ultimate impact of the COVID-19 pandemic, including supply chain disturbances and shipping and logistics delays, on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain, mitigate or recover from its impact in each of the countries where we operate globally (including actions taken to ease supply chain backlogs), the vaccination rates and efficacy, emergence of new strains of the virus, and the timing of the resumption of economic activity to pre-pandemic levels.

Throughout the year ended December 31, 2021, we continued to see increases in the cost of specific commodities, components and parts purchased, as well as in the average cost of commodities, components and parts purchased, as compared to the prior year, driven both by rising inflation rates and rising tariffs, as challenges in the supply chain and shipping and logistics delays continued to persist. The availability of key electronic components used in embedded electronic controls diminished in 2021, and we expended significant effort and resources to utilize available parts and to source these electronic components on the spot market, often at a large premium to historical prices.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in March 2020 and includes measures intended to assist companies during the COVID-19 pandemic, including temporary changes to income and non-income-based tax laws, some of which had been enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods.

The Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021 extended eligibility for the employee retention tax credit for qualified wages paid from January 1, 2021, through December 31, 2021. We were not eligible for this incentive during the year ended December 31, 2021.

On November 5th, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes our employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, we expect there would be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which would result in delays in the manufacturing process, negatively impact our future sales levels and ongoing customer relationships.

We continue to proactively monitor the developments surrounding COVID-19 and may take additional actions based on the requirements and recommendations of governmental and health authorities around the world in an attempt to protect our stakeholders. Although we are currently unable to quantify with certainty the ultimate severity or duration of the impact of the COVID-19 pandemic on our business, we expect that the challenges in the supply chain and shipping and logistics delays will likely have a continued impact on our operating results and financial condition throughout fiscal 2022.

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

In January 2015, MTW announced plans to create two independent public companies to separately operate its two businesses: its crane business and its foodservice business. On March 4, 2016, we spun off from MTW and publicly listed on the New York Stock Exchange under the name Manitowoc Foodservice, Inc. Effective March 6, 2017, we renamed the Company to Welbilt, Inc. and rebranded our logo and brand identity to "Welbilt" as part of our strategic repositioning and long-standing commitment to our customers.

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

Merger with Ali Holding S.r.l.

On July 14, 2021,Welbilt and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire the Company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement was unanimously approved by the Company's board of directors and on September 30, 2021, was approved by our stockholders.

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

Welbilt and Ali Group have submitted regulatory filings in all required jurisdictions, including the U.S., United Kingdom, and European Union. The companies have decided that they will proceed with divesting the Company's Manitowoc ice brand ( the "Ice Business,") and the companies are confident that this step will ensure regulatory approval.

In October 2021, the Company's board of directors concluded that outside consultants should be authorized to commence a process that could result in the sale of the Ice Business. Our outside consultants, with the assistance of management, have initiated the marketing and due diligence process for the Ice divestiture. The companies expect to complete Ice divestiture in the first half of 2022 with the acquisition of Welbilt by Ali Group to close shortly thereafter.

As of December 31, 2021, we concluded that the Ice business does not meet the criteria to be classified as an asset held for sale or its operations to be classified as discontinued operations in accordance with the applicable accounting literature.

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

Based on consolidated net sales by destination for the year ended December 31, 2021 of $1,546.9 million, approximately 37% of our consolidated net sales were generated outside the U.S, with approximately 69% of our revenue generated from customers within the Americas, approximately 19% from EMEA customers and approximately 12% from APAC customers, in each case after giving effect to the elimination of intersegment sales. For the year ended December 31, 2021, we had one customer that represented more than 10% of our consolidated net sales; with sales totaling $167.6 million, across all three of our reportable segments. There were no other direct customers, which includes both channel partners and large chain accounts, that represented 10% or more of our consolidated net sales. For the years ended December 31, 2020 and 2019, none of our direct customers represented 10% or more of our consolidated net sales.

Our portfolio of foodservice products, systems and services provides us with a balanced and diverse revenue base. Net sales by product class are as follows:

(in millions)	December 31,
	2021	2020	2019
Commercial foodservice equipment	$1,284.8	$966.3	$1,335.8
Aftermarket parts and support	262.1	187.1	258.1
Total	$1,546.9	$1,153.4	$1,593.9

Strategic Objectives

While our strategic objectives are long-term and remain intact, the uncertainty surrounding the ongoing COVID-19 pandemic will impact the extent and timing of the execution of these objectives. Our immediate focus remains on ensuring the safety of our stakeholders and the balancing productivity gains and the execution of our cost reduction initiatives implemented during our Business Transformation Program ("Transformation Program") and innovation investments with the pace of recovery in our revenues as the industry rebounds. Our specific strategic objectives for the long-term include:

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

Selected initiatives supporting this strategic objective include:

▪Digital solutions and KitchenConnect: We are increasingly bringing a harmonized suite of touch-screen and other control technologies to our products. These technologies have significant operator benefits for our customers and offer connectivity out of the box, supporting the integration to KitchenConnect. KitchenConnect is our award-winning open cloud solution for the foodservice industry that improves efficiency, reduces cost and enhances food quality. It is being widely and globally adopted and is at the edge of the current digital transformation in the foodservice industry. We believe our digital connectivity capabilities and KitchenConnect technology strengthens our product offerings and enhances the overall value to our customers.

•FitKitchen: Our FitKitchen methodology is a holistic consultative selling approach that involves a deep understanding of our customers' kitchen operations to help solve their challenges and overcome barriers to growth. The FitKitchen team develops integrated kitchen solutions to meet each customer’s individual needs, including systems and solutions that address equipment requirements, rising labor costs, space constraints, speed of service, operational complexity, food quality and customer experience. We use a multi-phase approach to clearly identify and understand our customers’ goals and objectives, conduct extensive research and analysis, and develop prototypes for testing and further refinement. This customer-focused process leads to new kitchen platforms, product introductions and long-term customer relationships, thereby providing recurring product sales and sustainable growth opportunities.

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

Drive operational excellence

We are focused on productivity gains and cost reductions across our business and plan to continue to leverage our global footprint to drive greater efficiencies across our operations. We are executing these cost reduction initiatives through our Transformation Program, which was launched in the second quarter of 2019 and completed during the quarter ended December 31, 2021. The Transformation Program was executed in multiple phases and was focused on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, select manufacturing footprint consolidation and distribution and administrative process efficiencies. Going forward, we will continue to execute on the initiatives identified during our Business Transformation and leverage the capabilities and approaches developed in that program. The operational improvements made at all of our facilities through our Transformation Program helped us accelerate our post-COVID production ramp-up capabilities throughout 2021.

Selected initiatives supporting this strategic objective include:

•Global sourcing initiative: Ensuring suppliers are able to provide parts to us at competitive costs and lead times. We have established a procurement center of excellence that leverages our global scale, manages critical vendors and deploys best practices, while developing stronger brand-based procurement capabilities at each of our manufacturing facilities.

•Facility rationalization and lean manufacturing: Reducing excess capacity in our network of global manufacturing facilities, implementing lean principles including Value Analysis Value Engineering initiatives in all operations and incorporating production systems that embed continuous improvement into the culture of our manufacturing processes.

•Quality excellence: Ensuring we deliver high quality products by prioritizing quality and supply chain excellence in all aspects of production, from new product introduction to global manufacturing.

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

Our Product and Service Portfolio

We serve our customers using a complementary portfolio of brands integrated under one company. Our commercial foodservice equipment capabilities span storing, cooking, holding, displaying, dispensing and serving technologies. The breadth of our portfolio allows us to meet the needs of entire commercial kitchens and serve the world’s growing demand for food prepared away from home, including the recent growth in "ghost kitchens", which are professional cooking facilities created for the preparation of delivery-only meals which have enabled restaurants to rapidly initiate food delivery services to their customers.

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

•Dispensing and Serving. We produce beverage dispensers, blended ice machines, ice/beverage dispensers, beer coolers, post-mix dispensing valves, backroom equipment and support system components and related equipment for use by QSR chains, convenience stores, bottling operations, movie theaters, the soft-drink industry and others. We design, manufacture and sell ice machines under the Manitowoc and other brand names. We sell our coffee equipment under the Crem brand name and other beverage-related products under the Multiplex and Manitowoc brand names.

Our foodservice equipment brands are augmented through the following cross-portfolio service offerings:

•FitKitchen. We produce kitchen systems and solutions for our chain customers that optimize the use of our customers' kitchen space through the introduction and benefits of our portfolio of brands, products and technologies. The goal of FitKitchen is to provide customized solutions that reduces the kitchen footprint and right-sizes equipment in order to reduce capital costs while producing improvements in speed of service, quality of food, and labor costs.

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

Digitalization and Connectivity

•KitchenConnect 3.0 - Our award-winning open-cloud solution for the commercial food service industry provides an overview of the operator's menu, products cooked, product peak demand hours, product utilization, and product maintenance diagnostics, which improves operator efficiency, reduces equipment downtime (ultimately reducing costs), and enhances food quality through real-time operator data visualization. We frequently add new functionality and capabilities to KitchenConnect based on user needs and experience as we focus on continuous improvement to the digital experience of our equipment.

•Common Controller Platform - Making "Born Digital" the new standard for our products, out Common Controller Platform provides a common user interface to control equipment in a consistent manner across each of our equipment offerings, providing for operator level ease-of-use and reduced workforce training requirements. The Common Controller Platform also establishes connectivity to KitchenConnect, and the customer's broader systems infrastructure, resulting in reduced labor and supply costs for our customers. We believe this enhances our equipment as one of the easiest to use in the commercial foodservice industry. The use of a single user interface device across all brands leverages our combined volume across all brands and reduces the number of suppliers required.

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

Additional key products and product upgrades introduced during 2021 include:

•Garland XHP Broiler – XHP (Extra High Performance) is a new heavy-duty countertop broiler platform that uses patented SynergyTM technology. We believe the XHP Broiler is revolutionizing the industry with its high power and low-energy consumption design, enabling customers to prepare (meat, fish and vegetables) faster while using as much as 50% less gas than a traditional charbroiler. With a novel gas burner and heat dispersal system in which air is mixed with gas, ignited and vortexed under the food-delivering even ultra high heat output. Intensity of the heat causes cooking byproducts to vaporize, giving the food more flavor and significantly reducing the need for daily cleaning.

•Convotherm Maxx Pro – Building on the successful launch of Convothem Maxx in 2020, Maxx Pro introduces new technology into Convotherm’s leading countertop portfolio. The new Maxx Pro retains the premium cooking performance and feature mix of Convotherm Maxx, but additionally includes LED cooking chamber lighting, a triple glazed low energy glass door and a new 10” Welbilt Common Controller.

•Manitowoc Galileo – This CrystalCraft Premier undercounter ice machine produces clear individually formed 1.5” ice cubes, designed to melt slowly for use specifically with whiskeys and hand-crafted premium cocktails. The product was named a 2021 Kitchen Innovations Award winner by the National Restaurant Association.

•Delfield SMART – Delfield’s new smart range of equipment is intended to provide improved customer solutions for front-of-house serving lines in various market segment, including schools, colleges and universities, casinos, business and industry, and healthcare. In order to bring this to market faster, different parts of the portfolio will be brought to market over time, including enhanced Flexishield, FlexiWell Gen2, increased induction offerings, AutoFill options, FlexiTop, beverage coolers and ozone sanitization.

•Lincoln 2424 – The new 2424 is the first in a new family of premium gas/electric conveyor impinger ovens from Lincoln. This touchscreen-controlled compact unit features class high culinary performance, ease of use, reliability, cleaning and serviceability features. The 2424 is the midsize model within what we expect will be a new and expanded product offer planned to be launched in the coming years.

•Garland DSG2 – The new DSG2 is a based on the Garland Double-Sided-Grill. The DSG2 includes ‘Active Compression’, the new Welbilt 7” Common Controller and improved in-field product reliability. Active compression is a new feature allowing the recipe (stored on the controller) to precisely manage the evenness and the amount of compression applied to the food during cooking, thus providing reduced cook times and improved food quality.

•Merco Flow-Thru Order Pickup Locker - The new OrderHQ™ series of foodservice lockers addresses our customer’s biggest order pickup challenges by reducing employee labor, giving customers a fast, contactless experience, and providing new data to optimize order pickup processes.

•FilterQuick 120 - The product was named a 2021 Kitchen Innovations Award winner by the National Restaurant Association. Automatic filtration fryers have been commonly used with freezer-to-fryer products that produce significantly less sediment. Until now, the heavy wet sediment that is inherent when cooking bone-in chicken was dependent on a manual filtration process. Using multiple return ports to direct the flushing of sediment, Frymaster created a large frypot capable of automatically filtering heavy sediment. Additionally, the FilterQuick 120 leveraged the capabilities of our touchscreen controller and automatic internet connection to simplify fryer operations.

Engineering, Research and Development

We have a staff of engineers and technicians, supplemented with external engineering resources, who are collectively responsible for the continual improvements of our existing products and the development of new products. We incurred total engineering costs of $49.5 million, $42.3 million and $47.7 million during the years ended December 31, 2021, 2020 and 2019, respectively, which included research and development costs of $42.5 million, $36.1 million and $41.3 million, respectively.

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

To ensure our products reach our broad end customer base and promote our product offerings and our portfolio of equipment brands, we distribute our products through a variety of distribution channels. Our distribution network includes an expansive network of channel partners located in over 100 countries worldwide. We believe our distribution network has strengthened in recent years as we have continued to enhance our positive relationships with our channel partners and have demonstrated our customer-centric strategy. In addition, we sell original equipment manufacturer replacement parts through factory authorized service providers.

Competition and Market Conditions

We sell all our products in highly competitive markets and compete based on product design, quality, performance, aftermarket support services, as well as maintenance costs and equipment price. Through 2020 and 2021, the COVID-19 pandemic created a decline in economic activity across the globe. Many hospitality and restaurant companies were forced to close either temporarily or permanently, and the vast majority have experienced a significant decline in revenues. The effects on businesses across many industries was pervasive and has injected uncertainty into the consumer foodservice industry. Full-service restaurants continue the trend as being the most negatively impacted by COVID-19 with limited-service restaurants (which includes QSR and fast casual restaurants) impacted the least. Many economic forecasts continue to show that sales in the consumer foodservice industries will not return to 2019 levels until 2023.

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

•dedication to prioritizing the customer experience.

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

Seasonality

Typically, the first quarter of our fiscal year represents the least favorable period for our financial results while the third quarter of our fiscal year typically is the most favorable. Our customers are primarily located in the northern hemisphere, where the warmer summer weather generally leads to increased levels of construction and remodeling within the foodservice industry. As a result of the impacts of the COVID-19 pandemic, these general trends were disrupted throughout the years ended December 31, 2021 and 2020.

Raw Materials and Component Parts

We support our region-of-use production strategy with corresponding region-of-use supplier partners where appropriate. The primary raw materials that we use in the manufacturing of our products are rolled steel, aluminum, and copper, all of which are generally available in adequate quantities from numerous suppliers, although we cannot predict their future availability. Our raw materials can also be susceptible to currency and price fluctuations due to supply and demand, government regulations, tariffs, and other unforeseen circumstances. We strive to maintain alternative sources of supplies and materials when possible, but some material parts and key components we use in the manufacturing of our products are obtained from sole supply sources. Throughout the year ended December 31, 2021, we experienced interruptions in the availability of raw materials, including intermittent shortages of component parts and reduced freight capacities, as well as price increases in raw materials. Our supply chain experienced disruptions through the year ended December 31, 2021, but to date, none of these disruptions have resulted in significant production delays.

While the commercial foodservice industry has continued to gradually recover from the initial impacts of the COVID-19 pandemic, the extent of the ultimate impact of the pandemic, including through supply chain disturbances and shipping and logistics delays, on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain, mitigate or recover from its impact in each of the countries where we operate globally (including actions taken to ease supply chain backlogs), the vaccination rates and efficacy, emergence of new strains of the virus, and the timing of the resumption of economic activity to pre-pandemic levels.

Our Employees

As of December 31, 2021, we had approximately 4,800 employees, which includes workforce resources from six employee unions in North America, two trade unions and a local works council in Europe and two trade unions in China. We believe our overall relations with our workforce are positive and that the strength of our workforce is a critical success factor as a leader in the commercial foodservice equipment industry. Our employees share an entrepreneurial spirit, a passion for excellence and the inspiration to drive the future of the commercial foodservice equipment industry. Our core values are Integrity, Passion, Teamwork, Entrepreneurship and Accountability. In addition to the initiatives discussed under "Strategic Objectives" above, we continually focus on the following areas in order to ensure the continued strength and well-being of our workforce:

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and cautionary statements described below, together with the other disclosures in this Annual Report on Form 10-K and in our other public filings with the Securities and Exchange Commission. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

The ongoing COVID-19 pandemic, and the measures implemented by governmental authorities and other third parties in response to the pandemic, have adversely impacted and will continue to adversely impact our business, results of operations, cash flows and financial position, including without limitation by affecting our supply chain and prices of raw materials and components.

Global economic conditions will continue to be volatile as long as the COVID-19 pandemic remains a public health threat. The ongoing COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus and new strains of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, vaccination mandates, social distancing measures and mandated business limitations and closures. These measures have resulted in a disruption in the foodservice industry, including substantial restaurant closures and, as a result, in commercial foodservice equipment markets across the geographies in which we operate. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides. Pandemic-related developments have impacted and are likely to continue to adversely impact our business and results of operations in multiple ways, including, but not limited to, the following:

•We have experienced and may experience in the future, a reduced demand for our products, which requires us to modify our production schedules, which has negatively impacted and could negatively impact our business and financial performance in the future. If the global economic effects caused by the pandemic continue or increase, demand for our products may decrease, which could have a material and adverse effect on our business, results of operations and financial condition.
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
•As further described below, we have experienced disruptions and are likely to experience additional shipping and logistics delays and disruptions to our supply chain, resulting in delays, difficulties and increased costs of acquiring components and raw materials.
•We could incur delays in shipments of our products, which could harm our customer relations and adversely impact our sales.

Throughout the year ended December 31, 2021, we continued to see increases in the cost of specific commodities, components and parts purchased, as well as in the average cost of commodities, components and parts purchased, as compared to the prior year, driven both by rising inflation rates and rising tariffs, as challenges in the supply chain and shipping and logistics delays continued to persist. The availability of key electronic components used in embedded electronic controls worsened in 2021, and we expended significant effort and resources to redesign controls to utilize available parts and to source these electronic components on the spot market, often at a large premium to historical prices.

The extent of the ultimate impact of the COVID-19 pandemic on our operational and financial performance will depend significantly on future developments, which cannot be predicted with certainty, including emergence of new variants of the virus, the duration, and severity of the pandemic, mandates and recommended safety measures implemented to contain or mitigate its impact in each of the countries in which we operate, the development of treatments, efficacy and availability of vaccines, the availability of federal, state, local or non-U.S. funding programs, and how quickly and to what extent normal economic and operating conditions can resume, particularly with respect to the foodservice industry. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. Due to the inherent uncertainty of such factors, we cannot predict the extent or materiality of the ultimate impact of the COVID-19 pandemic on our business with certainty or confidence at this time; however, it has already had a material adverse impact on our results of operations, cash flows, and financial position, and could have a material adverse impact on our future results of operations, cash flows and financial position compared to our current expectations.

Proposed vaccination mandate, if implemented, is likely to adversely impact our business, results of operations, cash flows and financial position.

On November 5, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes our employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, we expect there would be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which would result in delays in the manufacturing process, negatively impact our future sales levels and ongoing customer relationships.

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

If we are unable to successfully implement cost-reduction initiatives and strategies, or the corresponding cost savings prove to be insufficient, we may not achieve our earnings targets.

In recent years, we have adopted several cost-saving initiatives and operating strategies intended to drive increased profit margins, including, for example, reducing the complexity of our product offerings, and incorporating strategic sourcing. The success these initiatives and strategies is not guaranteed, and we may not achieve the full cost savings we expect or any anticipated benefits might be realized later than expected. These initiatives often involve significant cultural shifts, both internally and for our customers, that may inhibit, delay or impair its successful implementation. Any additional delays in implementing or lower-than-expected benefits from our cost-saving initiatives and strategies may cause us to miss earnings targets and otherwise negatively affect our results of operations. Additionally, if we devote a disproportionate amount of time, personnel and resources to initiatives that yield slower or less than anticipated results or that are ultimately unsuccessful, we may be distracted from other initiatives and priorities that might have yielded more rapid or better results, and our results of operations may suffer.

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

For the years ended December 31, 2021, 2020 and 2019, approximately 37%, 37% and 38%, respectively, of our net sales were attributable to products sold outside of the U.S. We intend to continue to expand our presence in international markets and expect to expend resources in doing so. We are subject to various risks related to conducting business internationally, including:

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

As previously disclosed, we voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, we began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. Based on our completed analyses, we determined the costs of potential loss for customs duties, fees, and interest owed for previously imported products to be $3.1 million and have reflected this charge in "Restructuring and other expense" in the Consolidated Statements of Operations for the year ended December 31, 2020.

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

On January 27, 2022, one of our Mexican subsidiaries received a notification from the Mexican taxing authority of the preliminary findings identified during a tax audit for the period of April 1, 2016 – February 27, 2018. The preliminary findings stated that the Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore allegedly triggering the obligation for payment of import duties, fines and surcharges. In response to the notification, on February 1, 2022, we filed a petition outlining our disagreement with the preliminary findings as we believe that appropriate documentation evidencing the export of the goods has been provided to the taxing authority. To date, we have not received a response to its petition.

While we cannot predict with certainty the outcome of this tax audit, based on currently known information we do not believe a loss contingency is either probable or estimable. Accordingly, no loss contingency has been recorded in our financial statements as of December 31, 2021 related to this matter. However, if the final resolution of the tax matter is not favorable to our company, a charge will be recorded in our consolidated financial statements at such time as the range of loss becomes both probable and estimable.

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

The completion of the Transaction is subject to several of customary conditions to closing and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the Transaction for a significant period of time or prevent the completion of the Transaction from occurring at all. As of December 31, 2021, the remaining closing conditions include, among others, (i) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (ii) there being no law or order prohibiting consummation of the Transaction, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (iv) compliance by the parties in all material respects with their respective covenants, (v) the absence of a material adverse effect with respect to us and Ali Group, and (vi) the delivery of an officer’s closing certificate by both parties.

Many of the conditions to completion of the Transaction are not within either our or Ali Group’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 14, 2022 (subject to extension if certain approvals have not been obtained by such date), it is possible that the agreement and the plan of merger (the "Merger Agreement") may be terminated. Although we and Ali Group have agreed in the Merger Agreement to use reasonable best efforts to, subject to certain limitations, complete the Transaction as promptly as practicable, these and other conditions to the completion of the Transaction may fail to be satisfied. In addition, satisfying the conditions to and completion of the Transaction may take longer, and could cost more, than we and Ali Group expect. We cannot and Ali Group cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals, including the completion of the Ice Divestiture, could delay the completion of the Transaction for a significant period of time or prevent it from occurring. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date. The governmental agencies from which the parties have sought or are seeking certain approvals in connection with the Transaction have broad discretion in administering applicable regulations, and may impose requirements, limitations or costs, require divestitures in addition to the Ice Divestiture or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs, divestitures or restrictions could delay or prevent the consummation of the Transaction.

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

As disclosed in “Item 3. Legal Proceedings – The Ali Merger Cases” below, which disclosure is incorporated herein by reference, Welbilt is currently a named defendant in eight separate litigations (collectively, the “Ali Cases”) arising in connection with a Proxy Statement Welbilt filed with the SEC on August 31, 2021 in connection with the merger between Welbilt and Ali Group. Securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, such injunction may delay or prevent the Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

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

As of December 31, 2021, our total consolidated indebtedness was $1,401.6 million. Our level of indebtedness could have important consequences to our business, including:

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

The interest rates under some of our loans, derivative contracts and other financial instruments, including the 2016 Credit Agreement, which governs the Term Loan B Facility and the Revolving Credit Facility, are calculated by reference to LIBOR. The United Kingdom's Financial Conduct Authority, the authority that regulates LIBOR, announced in 2017 that it intends to stop compelling banks to submit rates required for the calculation of LIBOR after 2021. Subsequently, the cessation date for most LIBOR tenors was extended to June 30, 2023.

In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such potential discontinuation, reform or replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing. If LIBOR ceases to exist, then we and the administrative agent will endeavor to amend the 2016 Credit Agreement to establish an alternate rate of interest that will apply, giving due consideration to then-prevailing market convention for determining a rate of interest for syndicated loans. It is not possible to predict the effect of these changes, other reforms, tax legislation impacts, or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere, and such changes may result in, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR, increased borrowing costs, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, difficulty and costly processes to amend applicable contracts and instruments and difficulties, complications or delays in connection with future financing and hedging efforts.

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

We use large amounts of steel, stainless steel, aluminum, copper, electronic controls and component parts, among other materials, in the manufacturing of our products. Occasionally, market prices of some of our key raw materials increase significantly, due to tariffs or otherwise, which could adversely affect our margins. In addition, because we maintain limited raw material and component inventories and, in some instances, rely upon single sources of supply, shortages or even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, acts of war (including the ongoing armed conflict in Eastern Europe) or terrorism, pandemics or other events outside our control, may increase our production costs, cause delays in the shipment of our products, impair our ability to satisfy customer demand and adversely affect our business and financial performance. The ongoing COVID-19 pandemic has caused us to experience disruptions to our supply chain, resulting in delays, difficulties in obtaining, and increased costs of acquiring raw materials and component parts. If these disruptions to our supply chain were to worsen, our ability to meet our production demands would be adversely affected which could adversely affect our business operations, earnings and financial condition.

Increases in compensation, wage pressure, and other expenses for our employees and the employees of our suppliers may adversely affect our profitability. Increases in other operating costs may increase our cost of products sold or selling, general, and administrative expenses. Our inability to effectively mitigate inflationary increases through various customer pricing actions and cost reduction initiatives may result in a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business, including lawsuits, claims, investigations or proceedings pertaining to product liability, patent infringement, environmental matters, commercial disputes, warranty claims, trade practices and employment matters. While we cannot predict the outcome of any lawsuit, claim, investigation or proceeding with certainty, we do not believe that the ultimate disposition of any pending matter is likely to have a material adverse effect on our consolidated financial position, liquidity, or results of operations. We refer to the disclosure in “Item 3. Legal Proceedings” under “The Middleby Merger Cases” and “The Ali Group Merger Cases” for a description of recent and ongoing litigation, which disclosure is incorporated herein by reference.

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

As of December 31, 2021, we employed approximately 4,800 people worldwide. Our employees include workforce resources from six employee unions in North America, two trade unions and a local works council in Europe and two trade unions in China. Our union contracts and labor agreements are renegotiated periodically, and we cannot predict the outcome of these negotiations. If we are unable to reach new agreements or renew existing agreements on a timely basis, we may experience strikes, work stoppages, delays or other issues which could disrupt our business. Any significant labor relations issues, including issues related to the renewal of expiring union contracts, could adversely affect our operations, reputation, financial condition, results of operations and cash flows.

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

A portion of our active and retired employees participate in defined benefit plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable defined benefit plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2021, we had approximately $18.2 million in unfunded or underfunded obligations related to our defined benefit plans.

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

As part of our strategy, we may pursue growing our company through the acquisition of businesses, products or technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or integrate newly acquired businesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table outlines the principal facilities we own or lease as of December 31, 2021.

Facility Location	Type of Facility	Owned/Leased
Americas
New Port Richey, Florida (1) (2)	Corporate Headquarters	Owned/Leased
Covington, Tennessee (1)	Manufacturing/Office/Warehouse	Owned/Leased
Parsons, Tennessee (1)	Manufacturing/Office/Warehouse	Owned/Leased
Manitowoc, Wisconsin (2)	Manufacturing/Office	Owned
Shreveport, Louisiana (1) (2)	Manufacturing/Office/Warehouse	Owned
Mt. Pleasant, Michigan (2)	Manufacturing/Office	Owned
Concord, Ontario, Canada (2)	Manufacturing/Office	Leased
Mississauga, Ontario, Canada (1) (2)	Manufacturing/Office/Warehouse	Leased
Monterrey, Mexico	Manufacturing/Office/Warehouse	Leased
Tijuana, Mexico	Manufacturing/Office/Warehouse	Leased
EMEA
Eglfing, Germany (2)	Manufacturing/Office/Warehouse	Owned
Herborn, Germany	Office/Warehouse	Leased
Herisau, Switzerland (2)	Manufacturing/Office/Warehouse	Leased
Halesowen, United Kingdom (2)	Manufacturing/Office/Warehouse	Leased
Sheffield, United Kingdom	Manufacturing/Office/Warehouse	Leased
Gandia, Spain (1) (2)	Manufacturing/Office	Leased
Amotfors, Sweden	Office/Warehouse	Leased
APAC
Foshan, China (1)	Manufacturing/Office/Warehouse	Owned/Leased
Hangzhou, China (2)	Manufacturing/Office/Warehouse	Owned
Shanghai, China (2)	Office	Leased
Prachinburi, Thailand (1)	Manufacturing/Office	Owned
Kwong Min, Singapore	Office/Warehouse	Leased
(1) There are multiple facilities within these locations.
(2) This location also serves as a research and development center.

In addition, we lease other office and warehouse space within various locations throughout the regions noted above which is used for sales and marketing as well as limited operations support, among other general and administrative purposes.

Beginning in March 2020, a significant number of our office-based employees across all geographic regions have shifted to working from home due to the COVID-19 pandemic. Our focus remains on promoting health and safety measures to protect our employees in our manufacturing plants, warehouses and offices. Through December 31, 2021, we have not terminated any of our significant leasing arrangements.

Refer to Note 16, "Leases", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding leases.

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

As discussed in further detail below, the Plaintiffs in six of the Middleby Cases—the Vanmersbergen, Chapa, Nichols, Jones, Wietschner and Stein litigations—subsequently filed new lawsuits against Welbilt, or amended their preexisting complaints against Welbilt, in connection with Welbilt’s merger with Ali Holding S.r.l. and its affiliates (collectively, “Ali Group”). The Plaintiff in the Newbauer litigation voluntarily dismissed their case, and did not file any new lawsuits against Welbilt.

The Ali Group Merger Cases

Welbilt was a named defendant in eight separate litigations (collectively, the “Ali Group Cases”) arising in connection with a Proxy Statement that Welbilt filed with the SEC on August 31, 2021 in connection with the merger between Welbilt and Ali Group.

On August 20, 2021, Catherine Nichols, a purported stockholder of Welbilt, filed a lawsuit titled Nichols v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Southern District of New York. On August 25, 2021, the Plaintiff in the Stein litigation filed an amended complaint in the lawsuit titled Stein v. Welbilt, Inc. et al. in the United States District Court for the District of Delaware. Also on August 25, 2021, Sarah Vanmersbergen, a purported stockholder of Welbilt, filed a lawsuit titled Vanmersbergen v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On September 8, 2021, Rodrigo Chapa, a purported stockholder of Welbilt, filed a lawsuit titled Chapa v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of New York. On September 9, 2021, Richard Lawrence, a purported stockholder of Welbilt, filed a lawsuit titled Lawrence v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of Michigan. On September 10, 2021, the Plaintiff in the Wietschner litigation filed an amended complaint in the lawsuit titled Wietschner v. Welbilt, Inc. et al. in the United States District Court for the Southern District of New York. Also on September 10, 2021, Brian Jones, a purported stockholder of Welbilt, filed a lawsuit titled Jones v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the District of Delaware. On September 16, 2021, Jordan Wilson, a purported stockholder of Welbilt, filed a lawsuit titled Wilson v. Welbilt, Inc. et al. against Welbilt and certain members of Welbilt’s Board of Directors in the United States District Court for the Eastern District of Michigan.

The plaintiffs in all eight of the Ali Group Cases alleged that the Defendants purportedly violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and SEC Rule 14a-9, because the Proxy Statement that was filed with the SEC, and disseminated to Welbilt’s stockholders, was materially incomplete and misleading.

Plaintiffs in the Wietschner, Chapa, Lawrence, Jones, Nichols and Wilson litigations have since voluntarily dismissed their lawsuits. The Stein and Vanmersbergen litigations are currently pending.

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

Holders

As of February 25, 2022, there were 1,241 holders of record of our common stock.

Dividend Policy

The amount and timing of dividends, if any, will be determined by our Board of Directors (the "Board"). The Board has not authorized or paid a dividend since we became an independent public company on March 4, 2016 and does not currently plan on paying dividends in 2022 as we continue to focus on navigating the impact of the COVID-19 pandemic on our business and reducing our outstanding debt obligations. The timing, declaration, amount and payment of any future dividends is within the discretion of the Board and will depend upon many factors, including our financial condition, earnings, corporate strategy, capital requirements of our operating subsidiaries, contractual restrictions, including covenants contained in our senior secured credit facilities and our senior notes indenture, debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

There were no unregistered offerings nor any repurchases of our common stock by us or an "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the year ended December 31, 2021.

Performance Graph

The following graph and table depict the total return to stockholders from March 4, 2016 (the date our common stock began trading on the NYSE) through December 31, 2021, relative to the performance of the S&P 500 Index and the S&P 400 Midcap Index. The graph and table assume $100 invested at the closing price of $13.80 on March 4, 2016.

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

	March 4, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
WBT	$100.00	$140.07	$167.61	$80.51	$113.12	$95.65	$172.25
S&P 500	$100.00	$111.94	$139.31	$125.34	$161.54	$187.80	$238.94
S&P 400 Midcap	$100.00	$118.68	$140.51	$118.86	$147.44	$164.85	$203.12

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data as of and for each of the periods indicated. We derived the selected consolidated financial data for each of the fiscal years ended December 31, 2021, 2020 and 2019 and as of December 31, 2021 and 2020 from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The selected historical financial data presented below should be read in conjunction with our audited consolidated financial statements and notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations." No cash dividends were declared or paid during any of the periods presented.

(in millions, except per share data)	December 31,
	2021(3)(4)	2020(3)(4)	2019(4)	2018 (5)	2017
Statements of Operations Data (for the year ended):
Net sales	$1,546.9	$1,153.4	$1,593.9	$1,590.1	$1,445.4
Depreciation and amortization	$63.1	$62.2	$61.1	$55.0	$47.9
Earnings (loss) before income taxes	$99.2	$(13.7)	$75.7	$89.0	$121.4
Net earnings (loss)	$70.3	$(7.4)	$55.9	$78.2	$132.9
Earnings (loss) per share — Basic	$0.49	$(0.05)	$0.40	$0.56	$0.96
Earnings (loss) per share — Diluted	$0.49	$(0.05)	$0.39	$0.55	$0.94

Balance Sheets Data (as of end of year):
Adjusted working capital (1)	$384.3	$260.1	$265.6	$152.1	$132.4
Total assets	$2,277.6	$2,141.6	$2,165.3	$2,075.0	$1,840.4
Long-term obligations (2)	$1,423.3	$1,445.5	$1,432.2	$1,321.8	$1,232.2
Capital expenditures	$25.9	$20.1	$33.9	$21.4	$20.7
(1) Adjusted working capital is defined as net receivables and inventory less trade accounts payable.
(2) The long-term obligations as of December 31, 2021, 2020, and 2019 include long-term debt and both long-term operating and finance lease obligations resulting from the adoption of Accounting Standards Update No. 2016-02—Leases as of January 1, 2019, for which the impact is not included in years prior to 2019. Refer to our previously issued consolidated financial statements on Form 10-K for the year ended December 31, 2019 for further discussion of the adoption, included in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements. The long-term obligations as of December 31, 2018, 2017 and 2016, respectively, include amounts for long-term debt and capital leases only based on the lease accounting standards in effect for the respective periods.
(3) For the years ended and as of December 31, 2021 and 2020 our financial results reflect the impacts of the COVID-19 pandemic on our results of operations and financial condition. Refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
(4) In May 2019, we launched our Business Transformation Program and incurred consulting costs, restructuring charges and other transformation-related expenses during the years ended December 31, 2021, 2020 and 2019. See Note 14, "Business Transformation Program and Restructuring", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(5) On April 19, 2018, we, through a wholly-owned subsidiary, acquired 100% of the share capital of Avaj International Holding AB ("Crem"). Crem's operations have been included in our consolidated results of operations beginning on the acquisition date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations and other information included herein are not necessarily indicative of the financial condition, results of operations and cash flows that may be expected in future periods. This Annual Report on Form 10-K, including matters discussed in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See "Cautionary Statements Regarding Forward-Looking Information" and Item 1A. "Risk Factors" for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use certain non-GAAP financial measures to evaluate our results of operations, financial condition and liquidity. For important information regarding the use of such non-GAAP measures, including reconciliations to the most comparable GAAP measure, see the section titled "Non-GAAP Financial Measures" below.

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We manage our business in three geographic business segments: Americas, EMEA and APAC. The Americas segment includes the United States ("U.S."), Canada and Latin America. The EMEA segment consists of markets in Europe, including Middle East, Russia, Africa and the Commonwealth of Independent States. The APAC segment consists primarily of markets in China, India, Australia, South Korea, Singapore, Philippines, Japan, Indonesia, Malaysia, Thailand, Hong Kong, Taiwan, New Zealand and Vietnam. We are required to prepare and present our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"). These geographic business segments represent the level at which separate financial information is available and which is used by management to assess operating performance and allocate resources. We evaluate our segment performance based upon Adjusted Operating EBITDA (a non-GAAP measure). See the definition of Adjusted Operating EBITDA and other non-GAAP measures used by management within the section titled "Non-GAAP Financial Measures" of this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Note 20, "Business Segments", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our geographic business segments.

Executive Summary

Merger with Ali Holding S.r.l.

On July 14, 2021,Welbilt and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire the Company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement was unanimously approved by the Company's board of directors and on September 30, 2021, was approved by our stockholders.

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

Welbilt and Ali Group have submitted regulatory filings in all required jurisdictions, including the U.S., United Kingdom, and European Union. The companies have decided that they will proceed with divesting the Ice Divestiture and the companies are confident that this step will ensure regulatory approval.

In October 2021, the Company's board of directors concluded that outside consultants should be authorized to commence a process that could result in the sale of the Ice business. Our outside consultants, with the assistance of management, have initiated the marketing and due diligence process for the Ice divestiture. The companies expect to complete Ice Divestiture in the first half of 2022 with the acquisition of Welbilt by Ali Group to close shortly thereafter.

As of December 31, 2021, we concluded that the Ice business does not meet the criteria to be classified as an asset held for sale or its operations to be classified as discontinued operations in accordance with the applicable accounting literature.

Financial Results Highlights

Highlights of our financial results as of and for the year ended December 31, 2021 as compared to our financial results as of and for the year ended December 31, 2020 include the following:

•Net sales were $1,546.9 million, an increase of 34.1%.

•Organic net sales (a non-GAAP measure) were $1,521.7 million, an increase of 31.9%.

•Gross profit (as a percentage of net sales) was 36.2% compared to 35.5% for the year ended December 31, 2020.

•Earnings from operations were $181.6 million, an increase of 187.8%.

•Adjusted Operating EBITDA (a non-GAAP measure) was $275.4 million, an increase of 61.1%, while Adjusted Operating EBITDA margin (a non-GAAP measure) was 17.8%, compared to 14.8% in 2020.

•Net earnings were $70.3 million and Adjusted Net Earnings (a non-GAAP measure) was $98.5 million.

•Diluted net income per share was $0.49 and Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.69 as of December 31, 2021. Comparatively, diluted net loss per share was (0.05) and Adjusted Diluted Net Earnings Per Share (a non-GAAP measure) was $0.16 as of December 31, 2020.

•As of December 31, 2021, our total liquidity was $407.6 million, consisting of $134.2 million of cash and cash equivalents and $273.4 million available for additional borrowing under the senior secured revolving credit facility, to the extent we are compliant with financial covenants that permit such borrowings. This compares to liquidity of $375.0 million as of December 31, 2020.

•Our total outstanding long-term debt, excluding finance leases, as of December 31, 2021, was $1,400.0 million.

The following is a summary of factors that impacted our operating results and liquidity during the year ended December 31, 2021 and other notable actions we have taken during the year:

Impact of COVID-19 Pandemic on our Business

Global economic conditions are expected to continue to be volatile as long as the COVID-19 pandemic remains a public health threat. The ongoing COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus and emergence of new strains of the virus, including quarantines, “shelter in place” and “stay at home” orders, curfews, travel restrictions, border closures, limitations on public gatherings, vaccination mandates, social distancing measures and mandated business limitations and closures. These measures have resulted in a disruption in the foodservice industry, including substantial restaurant closures and, as a result, in commercial foodservice equipment markets across the geographies in which we operate. We expect global economic performance and the performance of our businesses to vary by geography and discipline until the impact of the COVID-19 pandemic on the global economy subsides.

Our 2021 net sales, earnings from operations and cash flows all improved significantly in comparison to 2020. While the commercial foodservice industry has continued to recover from the immediate impacts of the COVID-19 pandemic, the extent of the ultimate impact of the pandemic, including supply chain disturbances and shipping and logistics delays, on our operational and financial performance will depend significantly on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain, mitigate or recover from its impact in each of the countries where we operate globally (including actions taken to ease supply chain backlogs), the vaccination rates and efficacy, emergence of new strains of the virus, and the timing of the resumption of economic activity to pre-pandemic levels.

Throughout the year ended December 31, 2021, we continued to see increases in the cost of specific commodities, components and parts purchased as compared to the prior year, including the impact of rising inflation rates and tariffs, as challenges in the supply chain and shipping and logistics delays continue to persist. The availability of key electronic components used in embedded electronic controls worsened in 2021, and we expended significant effort and resources to redesign controls to utilize available parts and to source these electronic components on the spot market, often at a large premium to historical prices.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in March 2020 and includes measures intended to assist companies during the COVID-19 pandemic, including temporary changes to income and non-income-based tax laws, some of which had been enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact our effective tax rate in future periods.

The Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021 extended eligibility for the employee retention tax credit for qualified wages paid from January 1, 2021, through December 31, 2021. We were not eligible for this incentive during the year ended December 31, 2021.

On November 5th, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes our employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, we expect there would be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which would result in delays in the manufacturing process, negatively impact our future sales levels and ongoing customer relationships.

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

Business Transformation Program Update

Our Business Transformation Program ("Transformation Program") focuses on specific areas of opportunity including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing our global brand platforms. We executed the final phases of the Transformation Program during the quarter ended December 31, 2021, as originally planned.

In connection with the execution of the Transformation Program, we incurred $4.6 million of consulting and other related Transformation Program costs for the year ended December 31, 2021. We also incurred $1.4 million of restructuring charges for the year ended December 31, 2021, intended to reduce future operating expenses as a result of the improved efficiencies gained from the execution of the Transformation Program. We have incurred total costs of $73.4 million from the inception of the Transformation Program through December 31, 2021 and have settled these costs primarily in cash.

Industry and Business Conditions

Through 2020 and 2021, the COVID-19 pandemic created a decline in economic activity across the globe and many hospitality and restaurant companies were forced to close either temporarily or permanently, and the vast majority have experienced a significant decline in revenues. The effects on businesses across many industries was pervasive and has injected uncertainty into the consumer foodservice industry. Full-service restaurants continue the trend as being the most negatively impacted by COVID-19 with limited-service restaurants (which includes QSR and fast casual restaurants) impacted the least. Many economic forecasts continue to show the Consumer Foodservice industries sales will not return to 2019 levels until 2023, maintaining the 3-year recovery period to reach pre-pandemic 2019 sales.

Business Strategies

While our strategic objectives are long-term and remain intact, the uncertainty surrounding the ongoing COVID-19 pandemic will impact the extent and timing of the execution of these objectives. Our immediate focus remains on ensuring the safety of our stakeholders and the balancing of our Transformation Program and innovation investments with the pace of recovery in our revenues as the industry rebounds. Our specific strategic objectives, which are discussed in further detail in Part I, Item 1 of this Annual Report on Form 10-K, include:

•    Achieve profitable growth

•    Create innovative products and solutions

•    Enhance customer satisfaction

•    Drive operational excellence

•    Develop great people

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2021	2020	$	%
Net sales	$1,546.9	$1,153.4	$393.5	34.1%
Cost of sales	987.3	743.4	243.9	32.8%
Gross profit	559.6	410.0	149.6	36.5%
Gross margin (% of Net sales)	36.2%	35.5%
Selling, general and administrative expenses	337.6	285.3	52.3	18.3%
Amortization expense	39.4	39.1	0.3	0.8%
Restructuring and other expense	0.6	10.9	(10.3)	(94.5)%
Loss from impairment and disposal of assets — net	0.4	11.6	(11.2)	(96.6)%
Earnings from operations	181.6	63.1	118.5	187.8%
Interest expense	74.9	81.4	(6.5)	(8.0)%
Other expense (income) — net	7.5	(4.6)	12.1	263.0%
Earnings (loss) before income taxes	99.2	(13.7)	112.9	824.1%
Income tax expense (benefit)	28.9	(6.3)	35.2	558.7%
Net earnings (loss)	$70.3	$(7.4)	$77.7	1,050.0%

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2021	2020	$	%
Americas	$1,185.8	$867.0	$318.8	36.8%
EMEA	447.1	292.6	154.5	52.8%
APAC	261.1	202.1	59.0	29.2%
Elimination of intersegment sales	(347.1)	(208.3)	(138.8)	66.6%
Total net sales	$1,546.9	$1,153.4	$393.5	34.1%

Net sales totaled $1,546.9 million for the year ended December 31, 2021 representing an increase of $393.5 million, or 34.1%, compared to the prior year. The increase in net sales was primarily the result of: (i) increased volumes largely due to an increase in general market demand, (ii) increased volumes due to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the COVID-19 pandemic, and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted net sales for the year ended December 31, 2021 by $25.2 million.

Net sales in the Americas segment for the year ended December 31, 2021 increased by $318.8 million, or 36.8%, compared to the prior year. The increase was primarily driven by increased third-party net sales of $274.9 million and a $43.9 million increase in intersegment sales. The increase in third-party net sales was primarily the result of: (i) increased volumes primarily due to an increase in general market demand, (ii) increased volumes due to rollouts with large chain customers and (iii) increased KitchenCare aftermarket sales, all of which were the result of our continued recovery from the COVID-19 pandemic in the region, and to a much lesser extent, increased net pricing. Foreign currency translation negatively impacted third-party net sales for the year ended December 31, 2021 by $7.1 million.

Net sales in the EMEA segment for the year ended December 31, 2021 increased by $154.5 million, or 52.8%, compared to the prior year. The increase was primarily the result of increased third-party net sales of $81.7 million and a $72.8 million increase in intersegment sales. The increase in third-party net sales was primarily the result of increased volumes in the general market and the increase in intersegment sales was primarily due to increases in sales to the America's region related to rollouts with large chain customers discussed above, both of which were the result of our continued recovery from the ongoing COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the year ended December 31, 2021 by $13.4 million.

Net sales in the APAC segment for the year ended December 31, 2021 increased by $59.0 million, or 29.2%, compared to the prior year. The increase was primarily the result of increased third-party net sales of $36.9 million and a $22.1 million increase in intersegment sales. The increase in third-party net sales was primarily driven by increased volumes in the general market and increased KitchenCare aftermarket sales, both of which were the result of our continued recovery from the COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the year ended December 31, 2021 by $4.7 million.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the year ended December 31, 2021 totaled $559.6 million, an increase of $149.6 million, or 36.5%, compared to the prior year. This increase was primarily driven by: (i) a $130.6 million favorable impact from increased product volumes and mix, (ii) a $29.2 million favorable impact from increased net pricing, (iii) $15.5 million of positive foreign currency translation impact and (iv) $14.0 million of favorable labor and other manufacturing costs, primarily due to improved operating efficiencies related to higher volumes and equipment investments in our plants associated with the Transformation Program. These favorable impacts were partially offset by: (i) $19.2 million of increased inbound freight costs resulting from both higher volumes and the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, (ii) $14.0 million of unfavorable material costs, resulting from broad-based inflation along with the continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, partially offset by the procurement sourcing savings associated with the Transformation Program, (iii) a $4.7 million unfavorable impact from increased tariffs and (iv) $1.6 million of higher depreciation costs.

We expect that the challenges in the supply chain and shipping and logistics delays will likely have a continued impact, which could possibly be material, on our gross profit throughout fiscal 2022. The availability of key electronic components used in embedded electronic controls, for example, worsened in 2021, and we expended significant effort and resources to redesign controls to utilize available parts and to source these electronic components on the spot market, often at a large premium to historical prices. We expect these challenges to continue. If a COVID-19 vaccine or weekly testing mandate were to be imposed on our manufacturing labor force, this could also impact ability to maintain adequate staffing at our facilities, make it difficult to replace disqualified employees with temporary employees or new hires, and increase costs and compliance burden, which could materially adversely affect our gross profit going forward.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the year ended December 31, 2021 were $337.6 million, an increase of $52.3 million, or 18.3%, compared to the prior year. This increase is primarily driven by: (i) $29.5 million of increased employee-related costs, reflecting the non-recurrence of government subsidies and other measures taken in 2020 to manage the impact of the COVID-19 pandemic, along with higher incentives related to stronger operational performance in 2021, (ii) $26.4 million of increased transaction expenses related to the pending sale of our company, (iii) $9.7 million of higher marketing and commission costs, primarily attributable to increased sales volumes, (iv) a $5.2 million unfavorable foreign currency translation impact as compared to the same period of the prior year and (v) $4.4 million of higher travel and other controllable costs. The impact of these increases was partially offset by: (i) $18.5 million of lower third-party consulting costs incurred in connection with our Transformation Program, (ii) $3.2 million of lower professional fees and (iii) a $2.0 million recovery of funds from an incident in 2018, involving one of our EMEA locations.

Restructuring and other expense

"Restructuring and other expense" for the year ended December 31, 2021 was $0.6 million primarily as a result of a restructuring plan initiated during the first quarter of 2021 for the consolidation of a manufacturing facility in EMEA.

Restructuring and other expense for the year ended December 31, 2020 was $10.9 million consisting of $7.8 million of severance and related costs and a $3.1 million loss contingency charge. The severance and related costs were associated with workforce reductions executed throughout 2020 in the Americas and Corporate regions and a limited management restructuring enabled by the Transformation Program, as well as 2019 actions completed, and 2020 actions initiated in the EMEA and APAC regions. The loss contingency charge was associated with our voluntary review of certain errors in declarations to the U.S. Customs and Border Protection for customs duties, fees and interest owed for previously imported products. See Note 11, "Contingencies and Significant Estimates" for further information.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic business segments consists of the following for the periods presented:

(in millions, except percentage data)	Years Ended December 31,		Change
	2021	2020	$	%
Americas	$219.7	$155.5	$64.2	41.3%
EMEA	86.7	46.2	40.5	87.7%
APAC	40.7	31.2	9.5	30.4%
Total Segment Adjusted Operating EBITDA	347.1	232.9	114.2	49.0%
Less: Corporate and unallocated expenses	(71.7)	(62.0)	(9.7)	(15.6)%
Total Adjusted Operating EBITDA	$275.4	$170.9	$104.5	61.1%

Adjusted Operating EBITDA margin (1)	17.8%	14.8%		3.0%
(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the year ended December 31, 2021 increased by $64.2 million, or 41.3%. This increase was primarily driven by: (i) $74.8 million of favorable product volumes and mix, (ii) $33.4 million of favorable impact from net pricing, (iii) $8.2 million of favorable labor and other manufacturing costs, primarily due to improved operating efficiencies related to higher volumes and equipment investments in our plants associated with the Transformation Program, slightly offset by continued inflationary pressures experienced during the year ended December 31, 2021, (iv) $3.9 million of favorable foreign currency translation impact and (v) $0.4 million of lower research and development costs. The impact of these increases was partially offset by: (i) $15.4 million of higher employee-related expenses, including higher incentives resulting from improved operating results in 2021, (ii) $14.6 million of unfavorable inbound freight costs resulting from both higher volumes and the continued on the supply chain challenges, (iii) $12.1 million of higher materials costs, primarily driven by continued inflationary pressures experienced during the year ended December 31, 2021, slightly offset by the procurement sourcing savings associated with the Transformation Program, (iv) $9.6 of higher marketing and commissions costs attributable primarily to increased sales, (v) $4.1 million of increased tariffs and (vi) $1.0 million of lower professional fees.

Adjusted Operating EBITDA in the EMEA segment for the year ended December 31, 2021 increased by $40.5 million, or 87.7%. This increase was primarily driven by: (i) $45.1 million of favorable product volumes and mix, (ii) $4.5 million of favorable foreign currency translation impact, (iii) $2.5 million of favorable labor and other manufacturing costs primarily due to improved operating efficiencies related to higher volumes and equipment investments in our plants, (iv) a $0.7 million decrease in professional fees and (v) $0.5 million of favorable impact from net pricing. The impact of these increases was partially offset by: (i) $4.2 million of unfavorable inbound freight costs resulting from both higher volumes and the continued supply chain challenges, (ii) $3.6 million of higher employee-related, travel and other controllable costs, (iii) $2.6 million of higher materials costs primarily driven by continued inflationary pressures experienced during the year ended December 31, 2021, (iv) $1.7 million of higher research and development costs and (v) $0.6 million of higher marketing and commissions costs attributable primarily to increased sales.

Adjusted Operating EBITDA in the APAC segment for the year ended December 31, 2021 increased by $9.5 million, or 30.4%. This increase was primarily driven by: (i) $7.9 million of favorable product volumes and mix, (ii) $1.9 million of favorable foreign currency translation impact, (iii) $1.3 million of favorable impact from net pricing, (iv) $1.3 million lower research and development costs, (v) $0.8 million of favorable labor and other manufacturing costs primarily due to improved operating efficiencies related to higher volumes and equipment investments in our plants, (vi) $0.7 million of lower material costs and (vii) $0.7 million of lower marketing and commissions costs. These increases were partially offset by: (i) $4.4 million of higher employee-related, travel and other controllable costs, (ii) $0.6 million of increased tariffs and (iii) $0.4 million of unfavorable inbound freight costs resulting from both higher volumes and the continued supply chain challenges.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations, which are not allocated to the segments. For the year ended December 31, 2021, corporate and unallocated costs increased by $9.7 million, or 15.6%, compared to the same period of the prior year. This increase was primarily driven by $11.7 million of increased employee-related expenses, including higher incentives resulting from improved operating results, and increased stock compensation expense resulting from an increase in the expected achievement percentage for certain tranches of our performance share units. These decreases were partially offset by a $3.1 million decrease in professional fees.

Analysis of Non-Operating Income Statement Items

For the year ended December 31, 2021, "Interest expense" was $74.9 million, a $6.5 million decrease as compared to the prior year, primarily driven by a decrease in the average borrowings outstanding and an overall decrease in the weighted average interest rate of outstanding debt resulting from a decrease in LIBOR during the year ended December 31, 2021.

For the year ended December 31, 2021, "Other (income) expense — net" was an expense of $7.5 million, compared to income of $4.6 million in the prior year. The decrease in income of $12.1 million is primarily the result of higher net foreign currency losses compared to 2020.

Analysis of Income Taxes

"Income tax (benefit) expense" for the year ended December 31, 2021 was an expense of $28.9 million, which was a change of $35.2 million as compared to a benefit of $6.3 million in the prior year. This increase was primarily driven by our increase in earnings and relative weighting of jurisdictional income.

For the year ended December 31, 2021, our effective tax rate was 29.1%, compared to an effective tax rate of 46.0% for the prior year. The decrease in effective tax rate for the year ended December 31, 2021 was primarily the result of a decrease in income tax benefit of 51.4% for CARES Act net operating loss carryback provisions, and 8.3% for manufacturing and research incentive credits. These decreases were partially offset by 19.0% of income tax expense percentage changes for unrecognized tax benefits related to the Tax Act regulations, 11.8% for U.S. permanent adjustments - Non Tax Act and 11.2% for taxes on foreign income.

For the year ended December 31, 2021, the effective tax rate varied from the 21.0% statutory rate primarily due to the result of a 4.6% increase for taxes on foreign income, 3.0% for Non Tax Act U.S. permanent adjustments, and 1.8% for Global Intangible Low-Taxed Income. These increases were partially offset by a 1.2% decrease for the manufacturing and research incentives and a decrease of 1.1% for Foreign Derived Intangible Income. For the year ended December 31, 2020, the effective tax rate varied from the 21.0% statutory rate primarily due to the result of a 51.2% increase for the CARES Act net operating loss carryback provisions, a 7.1% increase for manufacturing and research incentive credits and a 1.5% increase resulting from the adjustment of valuation allowances. These increases were partially offset by a 19.1% decrease for the unrecognized tax benefits and a decrease of 6.6% impact for income earned in foreign jurisdictions.

As of December 31, 2021, we have determined that a valuation allowance is not required for the deferred tax asset associated with the U.S. interest expense. We may adjust the deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, we may adjust our deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances will be reflected in current operations through our income tax provision and could have a material effect on our operating results.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet our working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of December 31, 2021, our total liquidity was $407.6 million, consisting of $134.2 million of cash and cash equivalents and $273.4 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings. This compares to total liquidity of $375.0 million as of December 31, 2020. On an annual basis, our liquidity generally decreases in the first quarter and increases in the remaining quarters of each calendar year driven by our earnings cycle as well as the timing of large cash disbursements made in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of our historically higher sales period in the spring and early summer months. Although our liquidity at December 31, 2021 is consistent with historical year end levels, the components and timing of our liquidity during the current year has been impacted by the effects of the COVID-19 pandemic on our business.

At December 31, 2021, approximately 97% of our cash and cash equivalents were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to maintain cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of capital investments, working capital and debt service. We estimate that our capital expenditures will be between $25.0 million and $30.0 million for the year ending December 31, 2022. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, including the future impact of the COVID-19 pandemic on our operating results, the success and timing of the closing of the merger with Ali Group, the anticipated Ice Divestiture, and competitive, legislative and regulatory factors, among other considerations. In response to the COVID-19 pandemic throughout 2020 and the first half of 2021, we implemented contingency plans for our operations and took what we believe were appropriate steps to reduce operating expenses and capital spending, including reductions in the size of our workforce and the temporary furlough of employees during 2020. We expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

We expect that the challenges in the supply chain and shipping and logistics delays will likely have a continued impact on our liquidity throughout fiscal 2022, but are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in our liquidity.

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

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of December 31, 2021 totaled $134.7 million, an increase of $9.3 million from the December 31, 2020 balance of $125.4 million.

The table below summarizes our consolidated cash flows:

(in millions)	Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$56.1	$15.0
Investing activities	(25.9)	(24.2)
Financing activities	(21.4)	(1.3)
Effect of exchange rate changes on cash	0.5	5.2
Net increase (decrease) in cash and cash equivalents and restricted cash	$9.3	$(5.3)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2021 was $56.1 million, consisting primarily of net income of $70.3 million, which included non-cash charges of $74.5 million for depreciation and amortization expense, amortization of debt issuance costs, stock-based compensation and deferred income taxes and net cash inflows of $43.4 million related primarily to an increase in accrued rebates, accrued commissions, employee bonuses and customer deposits all resulting from the improvement in our operating results and net cash inflows of $42.9 million related to an increase in trade accounts payable. These inflows were partially offset by a $116.2 million use of cash related to an increase in inventory, $57.9 million use of cash related to a net increase in accounts receivable and a $1.3 million net cash outflow related to an increase in other assets.

Cash provided by operating activities for the year ended December 31, 2020 was $15.0 million, consisting primarily of a net loss of $7.4 million, additional non-cash charges included in the net loss of $72.1 million for depreciation and amortization expense, amortization of debt issuance costs and stock-based compensation, a change in deferred income taxes of $8.2 million and an $11.1 million non-cash impairment charge on trademarks in the EMEA segment. Additionally, there were cash inflows of $21.8 million from a net decrease in accounts receivable and $10.2 million related to a decrease in inventory balance during the year, a $16.9 million increase in our current income tax receivable primarily associated with CARES Act net operating loss carryback provisions, partially offset by a $15.4 million use of cash for rebate payments to customers, a $10.4 million use of cash for the settlement of restructuring activities and $7.5 million of net cash used for professional fees, consisting primarily of third-party consulting costs incurred in connection with our Transformation Program and $34.9 million of cash outflows associated with the timing of other current and long-term liabilities, other assets and trade accounts payable.

Investing Activities

Cash used in investing activities of $25.9 million for the year ended December 31, 2021 was the result of capital expenditures made during the period.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2021 was $21.4 million, consisting primarily of $24.2 million of net payments on long-term debt and finance leases partially offset by $2.8 million of net cash received related to the exercise of stock options.

Cash used in financing activities for the year ended December 31, 2021 was $1.3 million, consisting primarily of $2.1 million of capitalized costs incurred in connection with the April 2020 amendment to our 2016 Credit Facility, offset by net borrowings on long-term debt and finance leases of $0.4 million and $0.4 million of net cash received related to the exercise of stock options.

Financing Resources

Our primary financing resources consist of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of December 31, 2021 are set forth below.

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

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants were reinstated at modified levels as compared to the covenants in effect beginning June 30, 2020 and phased-in to the pre-amendment covenant levels in the fourth quarter of 2021.

In October 2021, we entered into a Suspension of Rights Agreement to the 2016 Credit Agreement, effective December 31, 2021, which: (i) suspends our ability to execute non-USD currency draws under the Revolving Facility, (ii) requires all outstanding non-USD currency loans to be repaid on or before December 31, 2021 and (iii) eliminates the option to select an interest period of 2 months for any borrowings in USD without the lenders' consent. We do not expect that the execution of this agreement will have a material impact on the our future liquidity or consolidated results of operations.

As of December 31, 2021, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee that was applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of December 31, 2021. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries that is a borrower or guarantor under the 2016 Credit Agreement.

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

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of December 31, 2021.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	December 31,
	2021	2020
Revolving Credit Facility	$120.0	$143.0
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,400.0	$1,423.0

Summarized Guarantor Financial Information

In March 2020, the Securities and Exchange Commission adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities, and such amendments became effective on January 4, 2021, as included below.

As discussed above, and in Note 8, "Debt", of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, in February 2016, we issued Senior Notes under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the U.S. in reliance on Regulation S) under the Securities Act of 1933 ("Securities Act"). In September 2016, we completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered under the Securities Act.

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities, discussed above. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations.

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

Effective February 15, 2022, the Senior Notes are redeemable, at our option, in whole or in part from time to time, at a redemption price equal to 100.0% of the principal amount.

In accordance with Rule 3-10 of Regulation S-X, the following tables present consolidating financial information for (a) Welbilt ("Parent"); (b) the guarantors of the Senior Notes, which include substantially all of the domestic, 100% owned subsidiaries of Welbilt ("Guarantor Subsidiaries"); and (c) the wholly-owned foreign subsidiaries of Welbilt, which do not guarantee the Senior Notes ("Non-Guarantor Subsidiaries").

The financial information of the Guarantor Subsidiaries in the following table is presented on a combined basis with intercompany balances and transactions between the entities within the Guarantor Subsidiaries eliminated. The information also includes elimination entries necessary to consolidate the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because as guarantors, these subsidiaries are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

As discussed in Note 20, "Business Segments" of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, we revised the allocation of certain of our functional expenses between the corporate-level and the geographic business segments during the first quarter of 2020. The impacts of the revised allocation predominantly impacts the Parent and Guarantor Subsidiaries financial information included in the tables below and these changes did not impact our previously reported consolidated financial results.

WELBILT, INC.
Consolidating Statement of Operations
For the year ended December 31, 2021

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,088.7	$963.9	$(505.7)	$1,546.9
Cost of sales	—	827.8	665.2	(505.7)	987.3
Gross profit	—	260.9	298.7	—	559.6
Selling, general and administrative expenses	87.7	133.3	116.6	—	337.6
Amortization expense	—	28.2	11.2	—	39.4
Restructuring and other (recovery) expense	(0.1)	(0.1)	0.8	—	0.6
Loss from impairment and disposal of assets — net	0.1	0.2	0.1	—	0.4
(Loss) earnings from operations	(87.7)	99.3	170.0	—	181.6
Interest expense	74.4	0.5	—	—	74.9
Other (income) expense — net	(155.6)	(16.2)	31.8	147.5	7.5
Equity in earnings of subsidiaries	207.2	109.1	—	(316.3)	—
Earnings before income taxes	200.7	224.1	138.2	(463.8)	99.2
Income tax (benefit) expense	(17.2)	17.0	29.1	—	28.9
Net earnings	$217.9	$207.1	$109.1	$(463.8)	$70.3
Total other comprehensive loss, net of tax	(5.0)	(6.5)	(173.7)	180.1	(5.1)
Comprehensive income (loss)	$212.9	$200.6	$(64.6)	$(283.7)	$65.2

WELBILT, INC.
Consolidating Balance Sheet
As of December 31, 2021

(in millions)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.8	$2.2	$130.2	$—	$134.2
Restricted cash	—	—	0.5	—	0.5
Accounts receivable — net	0.4	108.1	112.0	—	220.5
Inventories — net	—	163.4	131.0	—	294.4
Prepaids and other current assets	27.0	10.4	21.1	—	58.5
Total current assets	29.2	284.1	394.8	—	708.1
Property, plant and equipment — net	14.7	68.0	52.9	—	135.6
Operating lease right-of-use assets	1.9	5.1	37.2	—	44.2
Goodwill	—	832.4	103.9	—	936.3
Other intangible assets — net	0.2	287.6	133.0	—	420.8
Due from affiliates	—	3,561.5	—	(3,561.5)	—
Investment in subsidiaries	4,694.5	—	—	(4,694.5)	—
Other non-current assets	8.6	4.2	19.8	—	32.6
Total assets	$4,749.1	$5,042.9	$741.6	$(8,256.0)	$2,277.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$—	$64.1	$66.5	$—	$130.6
Accrued expenses and other liabilities	32.8	93.5	84.4	—	210.7
Current portion of long-term debt and finance leases	—	0.5	0.4	—	0.9
Product warranties	—	19.6	11.3	—	30.9
Total current liabilities	32.8	177.7	162.6	—	373.1
Long-term debt and finance leases	1,387.5	—	0.5	—	1,388.0
Deferred income taxes	37.6	—	26.6	—	64.2
Pension and postretirement health liabilities	9.3	8.5	3.9	—	21.7
Due to affiliates	2,910.7	—	650.9	(3,561.6)	—
Investment in subsidiaries	—	143.6	—	(143.6)	—
Operating lease liabilities	1.7	3.5	30.1	—	35.3
Other long-term liabilities	11.2	15.1	10.6	—	36.9
Total non-current liabilities	4,358.0	170.7	722.6	(3,705.2)	1,546.1
Total equity (deficit)	358.3	4,694.5	(143.6)	(4,550.8)	358.4
Total liabilities and equity	$4,749.1	$5,042.9	$741.6	$(8,256.0)	$2,277.6

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 16, "Leases", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2021:

(in millions)	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt	$1,400.0	$—	$120.0	$434.0	$846.0	$—	$—
Interest obligations	227.1	63.0	63.0	62.9	38.2	—	—
Finance leases	1.6	1.0	0.3	0.2	0.1	—	—
Operating lease liabilities	44.4	9.0	7.8	6.5	4.8	3.4	12.9
Income taxes payable	6.7	6.6	—	—	—	0.1	—
Purchase obligations	141.7	122.6	18.0	0.7	0.2	0.1	0.1
Total contractual obligations	$1,821.5	$202.2	$209.1	$504.3	$889.3	$3.6	$13.0

Unrecognized tax benefits totaling $8.1 million as of December 31, 2021 excluding related interests and penalties, are not included in the table above because the timing of their resolution cannot be estimated. See Note 7, "Income Taxes", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures surrounding uncertain income tax positions.

We maintain defined benefit plans for certain of our operations in the Americas and EMEA regions. During the year ended December 31, 2021, cash contributions to all of our defined benefit plans were $7.5 million and we estimate that our defined benefit plan contributions will be approximately $6.9 million for the year ending December 31, 2022. See Note 13, "Employee Benefit Plans", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

See Note 11, "Contingencies and Significant Estimates", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures regarding our environmental, health, safety, contingencies and other matters.

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

(in millions)	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$56.1	$15.0	$(269.7)
Capital expenditures	(25.9)	(20.1)	(33.9)
Cash receipts on beneficial interest in sold receivables (1)	—	—	280.7
Termination of accounts receivable securitization program (2)	—	—	96.9
Free Cash Flow	$30.2	$(5.1)	$74.0
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

(in millions, except percentage data)	Year Ended December 31,
	2021	2020	2019
Net earnings (loss)	$70.3	$(7.4)	$55.9
Income tax expense (benefit)	28.9	(6.3)	19.8
Other expense (income) — net	7.5	(4.6)	0.9
Interest expense	74.9	81.4	97.3
Earnings from operations	181.6	63.1	173.9
Loss from impairment and loss on disposal of assets — net	0.4	11.6	0.7
Restructuring activities (1)	1.4	8.2	9.8
Amortization expense	40.9	40.6	39.8
Depreciation expense	22.2	20.7	21.1
Transformation Program expense (2)	4.6	23.3	35.3
Transaction costs (3)	26.4	0.2	1.1
Other items (4)	(2.1)	3.2	4.5
Total Adjusted Operating EBITDA	$275.4	$170.9	$286.2

Adjusted Operating EBITDA margin (5)	17.8%	14.8%	18.0%
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
(3) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs for the year ended December 31, 2021 are related to the pending sale of the Company and consist primarily of professional services recorded in "Selling, general and administrative expenses." Transaction costs recorded in "Cost of sales" include $0.1 million related to inventory fair value purchase accounting adjustments for the year ended December 31, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million and $1.0 million, for the years ended December 31, 2020 and 2019, respectively.
(4) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2021, other items consist primarily of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of our Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the year ended December 31, 2020, other items includes an expense of $3.1 million for amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expense" in the Consolidated Statements of Operations and $0.1 million of professional fees for recovery of misappropriated funds within the Crem business related to the 2018 matter. Refer to Note 13, "Contingencies and Significant Estimates" for discussion of the impact on the Consolidated Statements of Operations. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. Unless otherwise noted, all such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
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

(in millions, except per share data)	Year Ended December 31,
	2021	2020	2019
Net earnings (loss)	$70.3	$(7.4)	$55.9
Loss from impairment and loss on disposal of assets — net	0.4	11.6	0.7
Restructuring activities (1)	1.4	8.2	9.8
Transformation Program expense (2)	4.6	23.3	35.3
Transaction costs (3)	26.4	0.2	1.1
Other items (4)	(2.1)	3.2	4.5
Pension settlement (5)	—	—	1.2
Foreign currency transaction loss (gain) (6)	6.0	(5.7)	0.7
Tax effect of adjustments (7)	(8.5)	(10.3)	(12.9)
Total Adjusted Net Earnings	$98.5	$23.1	$96.3

Per Share Basis
Diluted net earnings (loss)	$0.49	$(0.05)	$0.39
Loss from impairment and loss on disposal of assets — net	0.01	0.08	0.01
Restructuring activities (1)	0.01	0.06	0.07
Transformation Program expense (2)	0.03	0.16	0.25
Transaction costs (3)	0.18	—	0.01
Other items (4)	(0.01)	0.02	0.03
Pension settlement (5)	—	—	0.01
Foreign currency transaction loss (gain) (6)	0.04	(0.04)	—
Tax effect of adjustments (7)	(0.06)	(0.07)	(0.09)
Total Adjusted Diluted Net Earnings	$0.69	$0.16	$0.68
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
(3) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs for the year ended December 31, 2021 are related to the pending sale of the Company and consist primarily of professional services recorded in "Selling, general and administrative expenses." Transaction costs recorded in "Cost of sales" include $0.1 million related to inventory fair value purchase accounting adjustments for the year ended December 31, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million and $1.0 million, for the years ended December 31, 2020 and 2019, respectively.
(4) Other items are costs which are not representative of our operational performance. For the year ended December 31, 2021, other items consist primarily of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of our Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the year ended December 31, 2020, other items includes an expense of $3.1 million for amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expense" in the Consolidated Statements of Operations and $0.1 million of professional fees for recovery of misappropriated funds within the Crem business related to the 2018 matter. Refer to Note 13, "Contingencies and Significant Estimates" for discussion of the impact on the Consolidated Statements of Operations. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. Unless otherwise noted, all such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
(5) Pension settlement represents non-cash pension losses resulting from settlement of pension obligations. Refer to Note 13, "Employee Benefit Plans" for discussion of the impact to the Consolidated Statements of Operations.
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

Organic Net Sales

We define "Organic net sales" as net sales before the impacts of acquisitions and foreign currency translations during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales reconcile to net sales presented in accordance with U.S. GAAP as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Consolidated:
Net sales	$1,894.0	$1,361.7	$1,853.4
Less: Intersegment sales	(347.1)	(208.3)	(259.5)
Net sales (as reported)	1,546.9	1,153.4	1,593.9
Impact of foreign currency translation(1)	(25.2)	—	—
Organic net sales	$1,521.7	$1,153.4	$1,593.9

Americas:
Net sales	$1,185.8	$867.0	$1,208.4
Less: Intersegment sales	(136.3)	(92.4)	(133.1)
Third-party net sales	1,049.5	774.6	1,075.3
Impact of foreign currency translation(1)	(7.1)	—	—
Total Americas organic net sales	$1,042.4	$774.6	$1,075.3

EMEA:
Net sales	$447.1	$292.6	$392.7
Less: Intersegment sales	(141.9)	(69.1)	(79.5)
Third-party net sales	305.2	223.5	313.2
Impact of foreign currency translation(1)	(13.4)	—	—
Total EMEA organic net sales	$291.8	$223.5	$313.2

APAC:
Net sales	$261.1	$202.1	$252.3
Less: Intersegment sales	(68.9)	(46.8)	(46.9)
Third-party net sales	192.2	155.3	205.4
Impact of foreign currency translation(1)	(4.7)	—	—
Total APAC organic net sales	$187.5	$155.3	$205.4
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements giving due consideration to materiality. However, application of accounting estimates involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates, particularly as it relates to forecasts and other assumptions impacted by the uncertainties surrounding the COVID-19 pandemic. The extent to which the economic disruptions of the COVID-19 pandemic impacts our accounting estimates will depend on future developments, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact in each of the countries in which we operate globally, the development and global distribution of treatments of COVID-19 vaccines, and the timing of the resumption of economic activity to pre-pandemic levels.

A critical accounting estimate is an estimate that (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates appear below. We also believe that our accounting policies are important to the reader.

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

Income Taxes - We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. The Tax Act, enacted on December 22, 2017, introduced comprehensive and complex tax legislation, including a provision designed to tax global intangible low-taxed income (“GILTI”), foreign-derived intangible income(“FDII”), and other items that are subject to continuous guidance and interpretations. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") in 2017. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and the valuation allowance recorded against deferred tax assets.

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

When we choose not to perform a qualitative assessment, or if, based on the qualitative assessment, we conclude it is more-likely-than-not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit level utilizing the one-step approach. This one-step approach identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, we compare the fair value of the reporting unit with goodwill or the indefinite lived intangible asset to its carrying value. The fair value is determined using the income approach based on the present value of expected future cash flows, including terminal value, and a weighted average cost of capital all of which involve management judgment and assumptions. When the carrying amount of the reporting or the intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to the excess; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. See Note 5, "Goodwill and Other Intangible Assets — Net", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on our impairment assessments.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 13, "Employee Benefit Plans", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the impact of a 0.5% change in the discount rate and rate of return on plan assets would have on our consolidated financial statements.

Recent Accounting Changes and Pronouncements

See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting pronouncements applicable to us and the impact of those standards on our consolidated financial statements and related disclosures.

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

We are exposed to interest rate risk on borrowings under the Senior Secured Credit Facility, which bear interest at variable rates and are vulnerable to changes primarily in the LIBOR rate. As of December 31, 2021, we do not have any derivative financial instruments in place to reduce our interest rate risk. As of December 31, 2021, we had $975.0 million of variable rate debt consisting of $855.0 million outstanding under our Term Loan B Facility of the Senior Secured Credit Facility and $120.0 million outstanding under our Revolving Credit Facility. Our interest rate risk relates primarily to fluctuations in LIBOR-based interest rates on the variable component of these instruments. Because of the historically low interest rate environment, a hypothetical change of 10% in short-term interest rates would not have a material impact on our annual interest expense.

As of December 31, 2021, we had $425.0 million of fixed rate debt under our Senior Notes not subject to variable interest rate fluctuations with a fair value of approximately $429.7 million. The terms of the Senior Notes do not generally allow investors to demand payment on these obligations prior to maturity.

Commodity Price Risk

We are exposed to fluctuating market prices for our key commodities utilized in the production of our product offerings, including aluminum, copper and steel. These market prices may be affected by several factors, including inflation, tariffs, duties or the inability of suppliers to absorb incremental costs resulting from the impacts the COVID-19 pandemic. We have procurement programs to manage the negotiations of these commodity prices and strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of the commodities, components and parts used for our product lines. We will continue to mitigate any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, engaging in internal cost reduction efforts and increasing prices on some of our products, as appropriate. We have historically entered into commodity hedges that fix the price of certain of our key commodities and will continue to evaluate the use of such commodity hedges in the future.

Currency Price Risk

We are subject to foreign currency exchange risk due to our international operations. We have manufacturing, sales and distribution facilities around the world and as a result make investments and enter into transactions denominated in various foreign currencies. Non-U.S. sales were approximately 37% of our total sales for the year ended December 31, 2021, with the largest percentage, 17.6%, being sales into various European countries. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations.

To manage a portion of our foreign exchange risk, we enter into limited forward exchange contracts as deemed appropriate to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on non-functional currency denominated receivables and payables. Our transactions in foreign currencies are denominated primarily in Euro, British Pound, Canadian Dollar, Chinese Yuan, Mexican Peso and Singapore Dollar,

The impact of a 10% change in the underlying functional currencies on our currency forward contracts which are outstanding and continue to qualify for hedge accounting as of December 31, 2021 would be as follows:

(in millions)	December 31, 2021
	10% Increase	10% Decrease
Currency:
Canadian Dollar	$(0.4)	$0.5

We are further exposed to foreign currency exchange rate risk as our investments in certain foreign subsidiaries are recorded in currencies other than the U.S. dollar. As these foreign currency denominated investments are translated at the end of each period using period-end exchange rates, fluctuations of exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. The associated translation adjustments recorded in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets as of December 31, 2021 was a gain of $9.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements and Financial Statement Schedule:

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Welbilt, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Welbilt, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statement of operations, comprehensive income, equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP
Tampa, Florida
February 28, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Welbilt, Inc.

Opinions on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Welbilt, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP
Tampa, Florida
February 28, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Welbilt, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Welbilt, Inc. and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2020 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PriceWaterhouseCoopers LLP
Tampa, Florida
February 26, 2021

We served as the Company's auditor from 2015 to 2021.

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$1,546.9	$1,153.4	$1,593.9
Cost of sales	987.3	743.4	1,027.0
Gross profit	559.6	410.0	566.9
Selling, general and administrative expenses	337.6	285.3	344.2
Amortization expense	39.4	39.1	38.7
Restructuring and other expense	0.6	10.9	9.4
Loss from impairment and loss on disposal of assets — net	0.4	11.6	0.7
Earnings from operations	181.6	63.1	173.9
Interest expense	74.9	81.4	97.3
Other expense (income) — net	7.5	(4.6)	0.9
Earnings (loss) before income taxes	99.2	(13.7)	75.7
Income tax expense (benefit)	28.9	(6.3)	19.8
Net earnings (loss)	$70.3	$(7.4)	$55.9
Per share data:
Earnings (loss) per share — Basic	$0.49	$(0.05)	$0.40
Earnings (loss) per share — Diluted	$0.49	$(0.05)	$0.39
Weighted average shares outstanding — Basic	142,089,570	141,491,326	140,953,496
Weighted average shares outstanding — Diluted	143,134,460	141,491,326	141,567,785
The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net earnings (loss)	$70.3	$(7.4)	$55.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9.6)	23.4	2.2
Unrealized (loss) gain on derivatives	(0.9)	1.6	(2.4)
Employee pension and postretirement benefits	5.4	(3.0)	0.3
Total other comprehensive (loss) income, net of tax	(5.1)	22.0	0.1
Comprehensive income	$65.2	$14.6	$56.0

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$134.2	$125.0
Restricted cash	0.5	0.4
Accounts receivable, less allowance of $6.6 and $4.4, respectively	220.5	165.9
Inventories — net	294.4	180.6
Prepaids and other current assets	58.5	50.1
Total current assets	708.1	522.0
Property, plant and equipment — net	135.6	129.1
Operating lease right-of-use assets	44.2	47.5
Goodwill	936.3	942.9
Other intangible assets — net	420.8	469.6
Other non-current assets	32.6	30.5
Total assets	$2,277.6	$2,141.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$130.6	$86.4
Accrued expenses and other liabilities	210.7	164.2
Current portion of long-term debt and finance leases	0.9	1.0
Product warranties	30.9	29.9
Total current liabilities	373.1	281.5
Long-term debt and finance leases	1,388.0	1,407.8
Deferred income taxes	64.2	76.5
Pension and postretirement health liabilities	21.7	27.8
Operating lease liabilities	35.3	37.7
Other long-term liabilities	36.9	37.3
Total non-current liabilities	1,546.1	1,587.1
Commitments and contingencies (Note 11)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 142,961,244 shares and 141,557,236 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(5.4)	(25.6)
Retained earnings	387.0	316.7
Accumulated other comprehensive loss	(24.6)	(19.5)
Total equity	358.4	273.0
Total liabilities and equity	$2,277.6	$2,141.6

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net earnings (loss)	$70.3	$(7.4)	$55.9
Adjustments to reconcile net earnings (loss) to cash provided by (used in) operating activities:
Depreciation expense	22.2	21.6	21.3
Amortization of intangible assets	40.9	40.6	39.8
Amortization of debt issuance costs	5.3	5.2	4.7
Deferred income taxes	(8.9)	(8.2)	(19.8)
Stock-based compensation expense	15.0	4.7	7.3
Loss from impairment and loss on disposal of assets	0.4	11.6	0.7
Pension settlement	—	—	1.2
Gain on remeasurement of debt and other realized foreign currency derivative	—	—	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(57.9)	21.8	(351.4)
Inventories	(116.2)	10.2	5.0
Other assets	(1.3)	(9.2)	13.4
Trade accounts payable	42.9	(21.6)	(46.8)
Other current and long-term liabilities	43.4	(54.3)	(0.4)
Net cash provided by (used in) operating activities	56.1	15.0	(269.7)
Cash flows from investing activities
Cash receipts on beneficial interest in sold receivables	—	—	280.7
Capital expenditures	(25.9)	(20.1)	(33.9)
Acquisition of intangible assets	—	(0.2)	—
Proceeds from maturity of short-term investment	—	—	32.0
Other	—	(3.9)	1.1
Net cash (used in) provided by investing activities	(25.9)	(24.2)	279.9
Cash flows from financing activities
Proceeds from long-term debt	232.0	219.1	410.0
Repayments on long-term debt and finance leases	(256.2)	(218.7)	(348.4)
Debt issuance costs	—	(2.1)	—
Repayment of short-term borrowings	—	—	(15.0)
Payment of contingent consideration	—	—	(0.8)
Exercises of stock options	10.9	1.2	3.2
Payments on tax withholdings for equity awards	(8.1)	(0.8)	(2.4)
Net cash (used in) provided by financing activities	(21.4)	(1.3)	46.6
Effect of exchange rate changes on cash	0.5	5.2	0.7
Net increase (decrease) in cash and cash equivalents and restricted cash	9.3	(5.3)	57.5
Balance at beginning of period	125.4	130.7	73.2
Balance at end of period	$134.7	$125.4	$130.7
(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$30.8	$17.8	$36.0
Cash paid for interest, net of related hedge settlements	$69.9	$76.0	$79.0

Supplemental disclosures of non-cash activities:
Non-cash investing activity: Beneficial interest obtained in exchange for securitized receivables	$—	$—	$238.6
Non-cash investing activity: Purchase of property, plant and equipment in accounts payable at period end	$4.7	$—	$—
Non-cash financing activity: Reassessments and modifications of right-of-use assets and lease liabilities and assets obtained through leasing arrangements	$8.4	$20.7	$14.9

The accompanying notes are an integral part of these consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data)

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock (Note 2)	Total Equity
Balance as of December 31, 2018	140,252,693	$1.4	$(41.5)	$268.4	$(41.6)	$(0.3)	$186.4
Cumulative effect of accounting standards adoption(1)	—	—	—	0.2	—	—	0.2
Net earnings	—	—	—	55.9	—	—	55.9
Issuance of common stock, stock-based compensation plans	961,302	—	3.2	—	—	—	3.2
Stock-based compensation expense	—	—	7.3	—	—	—	7.3
Other comprehensive loss	—	—	—	—	0.1	—	0.1
Value of shares in deferred compensation plan(2)	—	—	—	—	—	(0.1)	(0.1)
Reclassification of deferred compensation liability(2)	—	—	—	—	—	0.4	0.4
Balance as of December 31, 2019	141,213,995	$1.4	$(31.0)	$324.5	$(41.5)	$—	$253.4
Cumulative effect of accounting standards adoption (3)	—	—	—	(0.4)	—	—	(0.4)
Net loss	—	—	—	(7.4)	—	—	(7.4)
Issuance of common stock, stock-based compensation plans	343,241	—	0.7	—	—	—	0.7
Stock-based compensation expense	—	—	4.7	—	—	—	4.7
Other comprehensive income	—	—	—	—	22.0	—	22.0
Balance as of December 31, 2020	141,557,236	$1.4	$(25.6)	$316.7	$(19.5)	$—	$273.0
Net earnings	—	—		70.3	—	—	70.3
Issuance of common stock, stock-based compensation plans	1,404,008	—	5.2	—	—	—	5.2
Stock-based compensation expense	—	—	15.0	—	—	—	15.0
Other comprehensive loss	—	—	—	—	(5.1)	—	(5.1)
Balance as of December 31, 2021	142,961,244	$1.4	$(5.4)	$387.0	$(24.6)	$—	$358.4
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
(2)As of December 31, 2019, the Company reclassified a portion of the liability within the Welbilt Deferred Compensation Plan totaling $0.4 million from "Other long-term liabilities" to "Treasury stock" to properly net the liability with the corresponding Welbilt common stock owned by the Deferred Compensation Plan. See further discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
(3) Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," including subsequent amendments issued thereafter which clarify the standard (collectively, "Topic 326"). The cumulative effect of the change made to the Consolidated Statement of Equity as of January 1, 2020 for the adoption of ASU 2016-13 is the result of recognizing an additional expected credit loss allowance.

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

Merger with Ali Holding S.r.l.

On July 14, 2021, the Company and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire the Company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement was unanimously approved by the Company's board of directors and on September 30, 2021, was approved by the Company's stockholders.

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

Welbilt and Ali Group have submitted regulatory filings in all required jurisdictions, including the U.S., United Kingdom, and European Union. The companies have decided that they will proceed with divesting the Company's Manitowoc ice brand ( the "Ice Business,") and the companies are confident that this step will ensure regulatory approval.

In October 2021, the Company's board of directors concluded that outside consultants should be authorized to commence a process that could result in the sale of the Ice Business. The Company's outside consultants, with the assistance of management, have initiated the marketing and due diligence process for the divestiture. The companies expect to complete the Ice divestiture in the first half of 2022, with the acquisition of Welbilt by Ali Group shortly thereafter.

As of December 31, 2021, the Company has concluded that the Ice Business does not meet the criteria to be classified as an asset held for sale or its operations to be classified as discontinued operations in accordance with the applicable accounting literature.

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

On November 5th, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes the Company's employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, the Company expects there would be further disruptions to its operations, such as inability to maintain adequate staffing at the Company's facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which would result in delays in the manufacturing process, negatively impact the Company's future sales levels and ongoing customer relationships.

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

In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019, the financial position as of December 31, 2021 and 2020 and the cash flows for the years ended December 31, 2021, 2020 and 2019, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature.

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

Inventories Inventories are valued at the lower of cost or net realizable value. Approximately 94.2% and 90.2% of the Company's inventories were valued using the first-in, first-out ("FIFO") method as of December 31, 2021 and 2020, respectively. The remaining inventories were valued using the last-in, first-out ("LIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $7.6 million and $4.3 million as of December 31, 2021 and 2020, respectively. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

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

In connection with the adoption of ASU Topic 842, prior period results have not been adjusted and continue to be reported under the accounting standards in effect for such period. The Company elected the package of practical expedients available within the standard and as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. The Company also made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less, including leases with renewal options that are reasonably certain to be exercised, and do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term. In addition, the Company did not elect the hindsight practical expedient and has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets. Certain of the Company’s leases included variable lease costs consisting primarily of reimbursement to the lessor for taxes and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as maintenance services and usage charges. See additional disclosure of leases in Note 16, "Leases."

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

When performing the annual test for impairment, the Company has the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of any reporting unit or indefinite lived intangible asset is less than its carrying amount. In conducting a qualitative assessment, the Company evaluates the totality of relevant events and circumstances that affect the fair value of the reporting units or indefinite-lived intangible assets. These events and circumstances include, but are not limited to, macroeconomic conditions (including the impacts of the COVID-19 pandemic on the Company's operations), industry and competitive environment conditions, overall financial performance, business specific events and market considerations. In those instances where the Company concludes that it is not more-likely-than-not that the fair value is less than the carrying amount, no impairment is indicated and no further impairment test is performed.

When the Company concludes it is more-likely-than-not that the fair value is less than the carrying amount, a quantitative impairment test is performed at the reporting unit or unit of account level, as applicable. The Company estimates the fair value of the relevant indefinite lived intangible asset based on an income approach using the relief-from-royalty method. The quantitative impairment test identifies both the existence of impairment and the amount of the impairment loss. In conducting the quantitative analysis, the Company compares the estimated fair value to the carrying values of the relevant indefinite-lived intangible asset. When the carrying amount of the indefinite-lived intangible asset exceeds its estimated fair value, the Company recognizes an impairment loss to the extent the carrying value exceeds the estimated fair value; however, the impairment loss for goodwill is limited to the total amount of the goodwill allocated to the reporting unit. The fair value is determined based on an income approach using the relief-from-royalty method. This approach is dependent upon several factors, including estimates of future revenue growth rates and trends, long term growth rates, weighted average cost of capital, royalty rates, discount rates and other variables. Management bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain and could materially affect the valuations. See Note 5, "Goodwill and Other Intangible Assets — Net", for further details on the Company's impairment assessments.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. When reviewing its long-lived assets, other than goodwill and other intangible assets with indefinite lives, the Company groups its assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows to determine impairment. If an impairment is determined to exist, the impairment loss is calculated based upon comparison of the fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. The Company had no assets held for sale as of December 31, 2021 or 2020.

Product Warranties Estimated warranty costs are recorded in cost of sales at the time of sale of the products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. See Note 12, "Product Warranties", for further details.

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

Foreign Currency Translation and Transactions For most of the Company's foreign operations, local currencies are considered the functional currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at year-end exchange rates and the resulting gains and losses arising from the translation of assets and liabilities located outside the U.S. and are recorded as a component of "Accumulated other comprehensive loss" ("AOCI") in the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates in effect during the period and are recorded as a component of "Other expense (income) — net" in the Consolidated Statements of Operations.

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

Stock-Based Compensation The Company's 2016 Omnibus Incentive Plan (the "2016 Plan") permits the granting of stock options, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. Stock-based compensation is measured at the fair value of the stock-based award as of the date of grant and is expensed over the vesting period of the award. The expense, net of forfeitures, is recognized using the straight-line method. Stock-based compensation is recognized only for those stock-based awards expected to vest. Refer to Note 17, "Stock-Based Compensation", for additional discussion regarding details of the Company's stock-based compensation plan.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. In accordance with U.S. GAAP, the effects of the modifications are recorded in current periods or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company's financial position, results of operations or cash flows. See Note 13, "Employee Benefit Plans", for further details.

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

For the majority of foodservice equipment and aftermarket parts and support, the transfer of control and revenue recognition materializes when the products are shipped from the manufacturing facility or the service is provided to the customer. The Company typically invoices its customers with payment terms of 30 days and the Company's average collection cycle is generally less than 60 days and the Company has determined these payment terms do not contain a significant financing component. Costs to obtain a customer contract are expensed as incurred as the Company's contract periods are generally one year or less. The amount of consideration received and revenue recognized varies with marketing incentives such as annual customer rebate programs and returns that are offered to customers. Variable consideration as a result of customer rebate programs is typically based on calendar-year purchases and is determined using the expected value method in interim periods as prescribed in the guidance. Customers have the right to return eligible equipment and parts. The expected returns are based on an analysis of historical experience. The estimate of revenue is adjusted at the earlier of when the most likely amount of the expected consideration changes or when the consideration becomes fixed. The impact of such adjustments was not material in the years ended December 31, 2021, 2020 and 2019, respectively. The Company utilizes the practical expedient to not adjust the amount of consideration for the effects of a significant financing component for all instances in which the period between the transfer of goods and payment is one year or less. The Company also utilizes the practical expedient to recognize the costs of obtaining a contract as an expense for contracts with an original expected length of one year or less.

Substantially all of the Company's revenues consist of revenues from contracts with customers. These revenues are disaggregated by major source and geographic location and included in Note 20, "Business Segments." The Company believes this disaggregation best depicts the nature, amount, timing and uncertainty of its revenue and cash flows that are affected by economic factors.

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

For the years ended December 31, 2021, the Company believes the requirements were met to receive $3.2 million of government assistance in the form of cash and cost abatements. For the year ended December 31, 2020, the Company met the requirements to receive $14.6 million of government assistance in the form of cash, cost abatements and retention credits. As of December 31, 2021 and December 31, 2020, the Company had receivables of $1.6 million and $2.4 million related to government assistance, respectively.

Government assistance has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Year ended	Year ended
	December 31, 2021	December 31, 2020
Reduction to related expense(1):
Cost of sales	$2.0	$7.1
Selling, general and administrative expenses	1.2	5.6
Total	$3.2	$12.7
(1) There was no government assistance included as a reduction of capitalized labor as of December 31, 2021. As of December 31, 2020, $1.9 million of government assistance was included as a reduction in capitalized labor, which is a component of "Inventories — net".

Research and Development Research and development costs are charged to expense as incurred and are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations. Research and development expenses totaled $42.5 million, $36.1 million and $41.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Research and development costs include employee-related costs, materials, outsourced services and other administrative costs.

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

Advertising Costs Advertising costs are expensed as incurred and included in "Selling, general and administrative expenses." These costs were $10.8 million, $8.5 million and $17.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which amends, and is intended to simplify, existing guidance related to the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This guidance is effective for the Company beginning January 1, 2021. The Company adopted ASU 2019-12 prospectively as of January 1, 2021 and has determined it did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance”. This ASU provided guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Under the new guidance, an entity is required to provide the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item and, (3) significant terms and conditions of the transactions, including commitments and contingencies. This guidance is effective for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-10 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04") to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective upon issuance and the Company may elect to apply the standard through December 31, 2022. This guidance primarily impacts the interest expense under the Company's 2016 Credit Facility which utilized LIBOR as a basis and may adopt the provisions of this guidance during the year ending December 31, 2022, should the expected transition from LIBOR to alternative reference rates occur.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	As of December 31,
	2021	2020
Inventories — net:
Raw materials	$141.5	$85.6
Work-in-process	18.4	13.9
Finished goods	142.1	85.4
Total inventories at FIFO cost	302.0	184.9
LIFO Reserve	(7.6)	(4.3)
Total inventories — net	$294.4	$180.6

4. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	As of December 31,
	2021	2020
Property, plant and equipment — net:
Land	$9.6	$9.7
Building and improvements	109.7	99.8
Machinery, equipment and tooling	228.6	231.7
Furniture and fixtures	7.4	8.1
Computer hardware and software for internal use	70.8	66.8
Construction in progress	11.6	14.1
Total cost	437.7	430.2
Less accumulated depreciation	(302.1)	(301.1)
Total property, plant and equipment — net	$135.6	$129.1

5. Goodwill and Other Intangible Assets — Net

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

As of March 31, 2020, the Company determined that the carrying value of the indefinite-lived intangible assets in the EMEA region exceeded their estimated fair value and as a result, an impairment charge of $11.1 million was recorded for the first quarter of 2020. This impairment charge has been reflected as a component of "Loss from impairment and loss on disposal of assets — net" for the year ended December 31, 2020. Management determined that the fair value of the indefinite-lived intangible assets in the APAC region exceeded the carrying value of these assets and, therefore, concluded there was no impairment of these assets as of March 31, 2020.

As of June 30, 2021, the Company performed the annual impairment testing for its goodwill reporting units, and its indefinite-lived intangible assets, and based on those results, no impairment was indicated. Consistent with the annual impairment testing performed as of June 30, 2021, the Company estimated the fair value of the indefinite-lived intangible assets based on an income approach using the relief-from-royalty method. For each of the Company's regions, the estimated fair values of the relevant indefinite-lived intangible assets was greater than the carrying values, resulting in no impairment of the relevant assets.

The Company determined that no events occurred or circumstances changed during the six months ended December 31, 2021 that would indicate that it is more likely than not that its goodwill was impaired. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record impairment charges in the future.

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in millions)	Americas	EMEA	APAC	Total
Goodwill balance at December 31, 2019 (1)	$832.6	$80.6	$19.9	$933.1
Foreign currency impact	—	8.7	1.1	9.8
Goodwill balance at December 31, 2020	$832.6	$89.3	$21.0	$942.9
Foreign currency impact	—	(6.9)	0.3	(6.6)
Goodwill balance at December 31, 2021	$832.6	$82.4	$21.3	$936.3
(1) Goodwill is net of accumulated impairment losses of $515.7 million: $312.2 million recorded for the Americas and $203.5 million recorded for EMEA, both of which were recorded prior to December 31, 2019.

The gross carrying amounts and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Impairment Charges	Accumulated Amortization Amount	Net Book Value
Customer relationships	$475.1	$(297.0)	$178.1	$479.1	—	$(271.6)	$207.5
Trademarks and trade names	206.9	—	206.9	223.1	(11.1)	—	212.0
Other intangibles	170.6	(138.1)	32.5	173.1	—	(126.6)	46.5
Patents	5.8	(2.5)	3.3	5.8	—	(2.2)	3.6
Total	$858.4	$(437.6)	$420.8	$881.1	$(11.1)	$(400.4)	$469.6

As of December 31, 2021, trademarks and trade names by business segment are: $130.6 million in the Americas, $68.9 million in EMEA and $7.4 million in APAC. As of December 31, 2020, trademarks and trade names by business segment are: $130.6 million in the Americas, $73.6 million in EMEA and $7.8 million in APAC.

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $40.9 million, $40.6 million and $39.8 million, respectively. Amortization expense related to software to be sold classified as a component of "Cost of sales" in the Consolidated Statements of Operations amounted to $1.5 million, $1.5 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019 respectively. As of December 31, 2021, the weighted average remaining useful lives of the definite-lived intangible assets for customer relationships, patents, and other intangibles was 7 years, 13 years and 7 years, respectively, and the weighted average remaining useful life of all definite-lived intangible assets was approximately 7 years.

As of December 31, 2021, the estimated future amortization for the Company's definite lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year ending December 31:
2022	$36.1
2023	$29.4
2024	$28.8
2025	$28.7
2026	$28.6

6. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	As of December 31,
	2021	2020
Accrued expenses and other liabilities:
Miscellaneous accrued expenses	$40.6	$37.5
Employee related expenses	51.9	35.6
Accrued rebates and commissions	58.0	40.1
Current portion of operating lease liabilities	9.1	9.7
Interest payable	15.9	16.1
Customer deposits	12.3	3.9
Non-income taxes payable	4.9	3.6
Restructuring liabilities	1.7	4.0
Deferred revenues	4.2	2.9
Pension and postretirement health liabilities	2.1	2.1
Business Transformation Program related expenses	—	0.8
Product liabilities	3.4	1.7
Income and other taxes payable	6.6	5.6
Derivative liabilities	—	0.6
Total accrued expenses and other liabilities	$210.7	$164.2

7. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 and includes many measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act ("Tax Act") for the year ended December 31, 2017. As a result of the Tax Act and the CARES Act, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact the Company's effective tax rate in future periods.

"Earnings (loss) before income taxes " in the Consolidated Statements of Operations consists of the following:

(in millions)	Years Ended December 31,
	2021	2020	2019
Domestic	$(13.5)	$(73.6)	$(35.8)
Foreign	112.7	59.9	111.5
Total earnings (loss) before income taxes	$99.2	$(13.7)	$75.7

"Income tax (benefit) expense" in the Consolidated Statements of Operations consists of the following:

(in millions)	Years Ended December 31,
	2021	2020	2019
Current:
Federal and state	$8.2	$(14.7)	$9.0
Foreign	29.6	16.6	30.4
Total current tax expense	37.8	1.9	39.4
Deferred:
Federal and state	(7.4)	(1.8)	(15.0)
Foreign	(1.5)	(6.4)	(4.6)
Total deferred tax benefit	(8.9)	(8.2)	(19.6)
Total:
Federal and state	0.8	(16.5)	(6.0)
Foreign	28.1	10.2	25.8
Income tax expense (benefit)	$28.9	$(6.3)	$19.8

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income expense (benefit)	0.4	1.3	(0.2)
Manufacturing and research incentives	(1.2)	7.1	(1.2)
Taxes on foreign income	4.6	(6.6)	8.4
Global intangible low taxed income - Tax Act	1.8	—	2.0
Foreign derived intangible income	(1.1)	—	(1.0)
CARES Act net operating loss carryback	(0.2)	51.2	—
Adjustments for valuation allowances	0.7	1.5	(2.1)
Unrecognized tax benefits	(0.1)	(19.1)	(1.9)
US permanent adjustments - Non Tax Act (1)	3.0	(8.8)	0.5
Other items (1)	0.2	(1.6)	0.7
Effective tax rate	29.1%	46.0%	26.2%
(1) Reclassified amounts from "Other items" of 0.5% for the year ended December 31, 2019 to "US Permanent adjustments - Non Tax Act."

As a result of the loss before income taxes for the year ended December 31, 2020, a positive percentage change in the effective tax rate table reflects a favorable income tax benefit, whereas a negative percentage change in the effective tax rate table reflects an unfavorable income tax expense.

For the year ended December 31, 2021, the Company's effective tax rate was 29.1%, compared to an effective tax rate of 46.0% for the year ended December 31, 2020. The decrease in effective tax rate for the year ended December 31, 2021 is primarily the result of a decrease in income tax benefit of 51.4% for CARES Act net operating loss carryback provisions, and a decrease of 8.3% for manufacturing and research incentive credits. These decreases were partially offset by 19.0% of income tax expense percentage changes for unrecognized tax benefits related to the Tax Act regulations, 11.8% for U.S. permanent adjustments - Non Tax Act and 11.2% for taxes on foreign income. Taxes on foreign income unfavorably impacted the effective tax rate for both of the years ended December 31, 2021 and 2020 primarily as a result of earnings in high-tax jurisdictions, including Germany, China, and Canada whose statutory rates range from 25% to 30%.

For the year ended December 31, 2020, the Company's effective tax rate was 46.0%, compared to an effective tax rate of 26.2% for the year ended December 31, 2019. The increase in the effective tax rate was primarily the result of a 51.2% income tax benefit for CARES Act net operating loss carryback provisions, in addition to increased income tax benefit percentage changes of 3.6% for changes in valuation allowances of foreign entities related to loss carryforwards and 8.3% for manufacturing and research incentive credits. These increases are partially offset by 17.2% of income tax expense percentage changes for unrecognized tax benefits related to taxes on foreign income and the Tax Act regulations, 9.3% for U.S. permanent adjustments - Non Tax Act and 15.0% for taxes on foreign income. Taxes on foreign income unfavorably impacted the effective tax rate for both the years ended December 31, 2020 and 2019 primarily as a result of earnings in high-tax jurisdictions, including Germany, China, and Canada whose statutory rates range from 25% to 30%.

As of December 31, 2021, the Company intends to continue reinvesting foreign earnings indefinitely outside the U.S. with certain limited exceptions and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. because those foreign earnings are considered permanently reinvested or may be remitted substantially free of any additional income or withholding taxes. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that all or a portion of foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Deferred income tax assets and liabilities are provided for the impact of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. These temporary differences result in taxable or deductible amounts in future years.

Significant components of the Company’s non-current deferred tax assets and liabilities are as follows:

(in millions)	As of December 31,
	2021	2020
Non-current deferred tax assets (liabilities):
Inventories	$4.2	$4.3
Accounts receivable	1.1	0.5
Property, plant and equipment	(10.8)	(9.0)
Intangible assets	(112.6)	(123.1)
Deferred employee benefits	13.5	14.8
Product warranty reserves	7.6	7.5
Product liability reserves	1.8	1.7
Operating lease right-of-use assets	(9.8)	(11.8)
Operating lease liabilities	9.8	11.7
Interest carryforwards	24.9	16.2
Loss carryforwards	51.9	43.4
Credit carryforwards	1.8	6.5
Other	5.2	6.8
Non-current deferred tax liabilities	(11.4)	(30.5)
Less valuation allowance	(40.7)	(30.9)
Net non-current deferred tax liabilities	$(52.1)	$(61.4)

Current and long-term tax assets and liabilities included in the Company's Consolidated Balance Sheets consist of the following:

(in millions)	As of December 31,		Consolidated Balance Sheets Line Item Location
	2021	2020
Income tax receivable	$25.6	$27.4	Prepaids and other current assets
Deferred tax assets	$12.1	$15.1	Other non-current assets
Income taxes payable	$(6.6)	$(5.6)	Accrued expenses and other liabilities
Income taxes payable	$(0.1)	$(0.1)	Other long-term liabilities
Deferred tax liabilities	$(64.2)	$(76.5)	Deferred income taxes

As of December 31, 2021, the Company has approximately $198.4 million of pre-tax foreign loss carryforwards, which are available to reduce future foreign taxable income. Substantially all of these foreign loss carryforwards are not subject to any time restrictions on their use. Pre-tax loss carryforwards of $142.1 million resulted in deferred tax assets that were fully offset by a valuation allowance, after considering the weight of all available evidence and determination that it was more-likely-than-not that such deferred tax assets will not be realized.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act.

As of December 31, 2021, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with U.S. interest expense. The Company may adjust its deferred tax asset valuation allowances accordingly based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may also adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances would be reflected in current operations through the Company’s income tax provision and could have a material effect on the Company’s operating results for the respective period.

A reconciliation of the Company's gross change in unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$8.4	$2.9	$11.5
Additions based on tax positions related to the current year	—	2.7	—
Additions for tax positions of prior years	—	2.9	—
Reductions based on settlements with taxing authorities	—	—	(1.3)
Reductions for lapse of statute of limitations	(0.3)	(0.1)	(7.3)
Balance at end of year	$8.1	$8.4	$2.9

The Company's unrecognized tax benefits, including interest and penalties, were $9.6 million and $9.9 million as of December 31, 2021, and December 31, 2020, respectively. The Company’s unrecognized tax benefits as of December 31, 2021, 2020 and 2019 if recognized, would impact the effective tax rate. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.1 million to $1.6 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions. In addition, as of December 31, 2021, and December 31, 2020, the Company's Consolidated Balance Sheets includes $25.6 million and $27.4 million, respectively, of income tax receivables, classified within "Prepaids and other current assets."

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

As of December 31, 2021, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

The Company is currently under audit by the tax authorities in Germany for the years 2015-2018 and in the U.S. for the 2017-2018 federal income tax returns, as well as various other state income tax and jurisdictional audits. The Company's separate federal and state tax returns for tax years 2017 through 2020 and 2016 through 2020, respectively, remain subject to examination by U.S. federal and various state taxing authorities. The tax years 2016 - 2020 remain subject to examination in Canada and Germany, and tax years 2011 - 2020 remain subject to examination in China.

8. Debt

The carrying value of the Company's outstanding debt consists of the following:

	As of December 31, 2021		As of December 31, 2020
(in millions, except percentage data)	Carrying value	Weighted Average Interest Rate	Carrying value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$120.0	4.50%	$143.0	4.21%
Term Loan B Facility	855.0	2.93%	855.0	3.45%
9.50% Senior Notes due 2024	425.0	9.76%	425.0	9.72%
Finance leases	1.6	4.42%	2.2	4.80%
Total debt and finance leases, including current portion	1,401.6		1,425.2
Less current portion:
Finance leases	(0.9)		(1.0)
Unamortized debt issuance costs (1)	(12.9)		(16.7)
Hedge accounting fair value adjustment (2)	0.2		0.3
Total long-term debt and finance leases	$1,388.0		$1,407.8
(1) Total debt issuance costs, net of amortization as of December 31, 2021 and 2020 were $15.3 million and $20.3 million, respectively, of which $2.4 million and $3.6 million are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
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

In April 2020, the Company entered into Amendment No. 7 ("Amendment No. 7") to the 2016 Credit Agreement, to amend the financial covenants of the Revolving Credit Facility to prevent non-compliance with these financial covenants for the quarter ended June 30, 2020 resulting from the impact of the COVID-19 pandemic on the commercial foodservice industry and the resulting decrease in demand for the Company's products. The terms of Amendment No. 7, among other items, (i) suspended the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants, in each case, as defined in the 2016 Credit Agreement, for four fiscal quarters until March 31, 2021 ("Suspension Period") and (ii) temporarily replaced the suspended covenants with a Minimum Consolidated EBITDA covenant and a Maximum Capital Expenditure covenant, each computed on a trailing four quarters basis and measured quarterly and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Suspension Period, with the Minimum Liquidity covenant effective through June 30, 2021.

Beginning in the second quarter of 2020, the spreads for LIBOR and alternate base rate borrowings for the Revolving Credit Facility were 2.25% and 1.25%, respectively, as a result of a change in the Company's Consolidated Total Leverage Ratio as of March 31, 2020.

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants were reinstated at modified levels as compared to the covenants in effect beginning June 30, 2020 and phased-in to the pre-amendment covenant levels in the fourth quarter of 2021.

Amendment No. 7 prohibits draws under the Revolving Credit Facility (i) if the Company has not evidenced compliance with the financial covenants for the year ended December 31, 2021 by delivery of a compliance certificate within 90 days, and (ii) to the extent the draw would result in a consolidated cash balance of $100.0 million or greater (excluding cash held in China) through December 31, 2021, with the exception of draws to meet cash uses anticipated in the ordinary course of business that are expected to be paid within 10 days of the draw. Amendment No. 7 also includes additional limitations on restricted payments, investments and other actions that are otherwise allowed under the 2016 Credit Agreement, with a $25.0 million carve-out for general investments. These limitations expired on December 31, 2021.

Amendment No. 7 also included a quarterly fee applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility payable on a quarterly basis. The Company incurred total debt issuance costs in connection with Amendment No. 7 of $2.1 million, which were capitalized and included as a component of "Other non-current assets" on the Company's Consolidated Balance Sheets and will be amortized through the maturity of the Revolving Credit Facility.

As of December 31, 2021, the Company had $6.6 million in outstanding stand-by letters of credit and $273.4 million available for additional borrowings under the Revolving Credit Facility to the extent the Company's compliance with financial covenants permits such borrowings. As of December 31, 2021, the Company also had $1.0 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions and which do not reduce the amount available for additional borrowings under the Revolving Credit Facility.

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

As of December 31, 2021, the Company was in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with the covenants in its Revolving Credit Facility, and in doing so has made estimates of the negative impact of the COVID-19 pandemic on its financial position, results of operations and cash flows. The Company believes it will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic on the Company's business, management's estimates of the achievement of its financial covenants may change in the future.

Senior Notes

In February 2016, the Company issued 9.50% Senior Notes due 2024 in an aggregate principal amount of $425.0 million (the "Senior Notes") under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of the Company's domestic restricted subsidiaries that is a borrower or guarantor under the Senior Secured Credit Facilities. The Senior Notes and the subsidiary guarantees are unsecured, senior obligations. Effective February 15, 2022, the Senior Notes are redeemable, at the Company's option, in whole or in part from time to time, at a redemption price equal to 100.0% of the principal amount.

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

As of December 31, 2021, the Company was in compliance with all affirmative and negative covenants pertaining to the Senior Notes.

Future Debt Maturities

Future debt maturities, excluding finance leases, as of December 31, 2021 and for succeeding years are as follows:

(in millions)
Year ending December 31:
2022	$—
2023	120.0
2024	434.0
2025	846.0
2026	—
Thereafter	—
Total	$1,400.0
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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss ("AOCI") in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. During the next twelve months, the Company estimates no unrealized gains or losses, net of tax, related to currency rate and commodity price hedging that will be reclassified from AOCI into earnings. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

Prior to 2020, the Company entered into interest rate swap agreements, to manage interest rate risk exposure by converting the Company’s floating-rate debt to a fixed-rate basis, thus reducing the impact on future interest expense from fluctuations in future interest rates. These interest rate swap agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal. The Company's remaining interest rate swap agreement with a notional amount of $425.0 million matured during the first quarter of 2020.

The outstanding currency forward contracts, which were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting, are as follows:

Currency	Units Hedged (in millions)
	As of December 31,
	2021	2020	2019
Canadian Dollar	3.8	6.4	8.0
Euro	—	3.3	7.6
British Pound	—	6.1	8.0
Mexican Peso	—	92.8	111.3
Singapore Dollar	—	2.3	2.0

The effects of Company's derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI			Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Years Ended December 31,			Location	Years Ended December 31,
	2021	2020	2019		2021	2020	2019
Foreign currency exchange contracts	$—	$0.5	$0.4	Cost of sales	$1.1	$(0.4)	$(0.9)
Commodity contracts	—	—	(1.2)	Cost of sales	—	(1.0)	(1.3)
Interest rate swap contracts	—	—	(1.7)	Interest expense	—	—	2.6
Total	$—	$0.5	$(2.5)		$1.1	$(1.4)	$0.4

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Years Ended December 31,
	2021		2020		2019
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$987.3	$74.9	$743.4	$81.4	$1,027.0	$97.3
The effects of fair value and cash flow hedging:
Gain/(loss) on fair value hedging relationship:
Interest rate contract:
Hedged item	$—	$0.1	$—	$0.1	$—	$(14.2)
Derivative designated as hedging instrument	$—	$—	$—	$—	$—	$13.3

Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$1.1	$—	$(0.4)	$—	$(0.9)	$—
Commodity contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$(1.0)	$—	$(1.3)	$—
Interest rate contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$—	$—	$—	$2.6

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

The location and effects of the net investment hedge on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations are as follows:

Derivatives in net investments hedging relationships	Pretax gain/(loss) recognized in AOCI			Gain/(loss) reclassified from AOCI into income				Gain/(loss) recognized in income (amount excluded from effectiveness testing)
(in millions)	Years Ended December 31,			Location	Years Ended December 31,			Location	Years Ended December 31,
	2021	2020	2019		2021	2020	2019		2021	2020	2019
Interest rate swap contract	$—	$(0.8)	$2.8	N/A	$—	$—	$—	Other expense (income) — net	$—	$0.3	$1.6
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

As of December 31, 2021, the Company had no outstanding commodity contracts which were not designated as hedging instruments. As of December 31, 2020, the Company had 35 and 18 metric tons of aluminum and copper, respectively, in outstanding commodity contracts that were not designated as hedging instruments. As of December 31, 2019, the Company had 524 and 269 metric tons, and 1,778 short tons of aluminum, copper and steel, respectively, in outstanding commodity contracts that were not designated as hedging instruments.

Currency	Contracted Units (in millions)
	As of December 31,
	2021	2020	2019
Canadian Dollar	1.8	1.1	1.3
Euro	—	84.2	75.6
Swiss Franc	—	7.0	7.0
British Pound	—	1.0	20.3
Singapore Dollar	—	0.3	28.4
Mexican Peso	—	13.8	11.8

For the year ended December 31, 2021, 2020, and 2019 the Company recognized income of $5.5 million, an expense of $2.6 million, and income of $6.6 million, respectively, related to foreign currency exchange contracts. For the year ended December 31, 2020, and 2019, the Company also recognized an expense of $0.2 million and income of $0.1 million, respectively, related to commodity contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense (income) — net in the Company's Consolidated Statements of Operations.

The fair value of outstanding derivative contracts recorded as assets in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Asset Derivatives
		Fair Value
		As of December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$0.1	$1.1
Total derivatives designated as hedging instruments		$0.1	$1.1

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Prepaids and other current assets	$—	$0.9
Total derivatives NOT designated as hedging instruments		$—	$0.9

Total asset derivatives		$0.1	$2.0

The fair value of outstanding derivative contracts recorded as liabilities in the Consolidated Balance Sheets are as follows:

(in millions)	Balance Sheet Location	Liability Derivatives
		Fair Value
		As of December 31,
		2021	2020
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$—	$0.2
Total derivatives designated as hedging instruments		$—	$0.2

Derivatives NOT designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other liabilities	$—	$0.4
Total derivatives NOT designated as hedging instruments		$—	$0.4

Total liability derivatives		$—	$0.6

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

Level 3    Unobservable inputs for the asset or liability

Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of December 31, 2021 and 2020, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 8, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments. Because these instruments are typically thinly traded, the assets and liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $853.9 million and $814.9 million as of December 31, 2021 and 2020, respectively. The fair value of the Company's Senior Notes was approximately $429.7 million and $439.9 million as of December 31, 2021 and 2020, respectively.

Fair Value Measurements on a Recurring Basis

The following tables set forth financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in millions)	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Total current assets at fair value	—	0.1	—	0.1
Total assets at fair value	$—	$0.1	$—	$0.1

(in millions)	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets:
Foreign currency exchange contracts	$—	$2.0	$—	$2.0
Total current assets at fair value	—	2.0	—	2.0
Total assets at fair value	$—	$2.0	$—	$2.0

Current liabilities:
Foreign currency exchange contracts	$—	$0.6	$—	$0.6
Total current liabilities at fair value	—	0.6	—	0.6
Total liabilities at fair value	$—	$0.6	$—	$0.6

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

See Note 5, "Goodwill and Other Intangible Assets — Net", for information regarding the impairment charge resulting from the fair value measurement of the Company's indefinite-lived intangible assets in the EMEA region performed on a nonrecurring basis during the year ended December 31, 2020. The Company determined that the majority of the inputs used to value its EMEA region indefinite-lived intangible assets are unobservable inputs that fall within Level 3 of the fair value hierarchy and include the following assumptions for the impairment charge recorded during the year ended December 31, 2020:

Long Term Growth Rate	2.0%
Discount Rate	12.0%
Pre-Tax Royalty Rate	1.50% - 2.25%

11. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of December 31, 2021 and 2020, the Company had reserved $42.7 million and $39.9 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 12, "Product Warranties", for further information.

As of December 31, 2021, the Company has various product liability lawsuits pending. For products sold outside of the U.S. and Canada, the Company is insured by third-party insurance companies. For products sold in the U.S. and Canada, the Company is insured, to the extent permitted under applicable law, with self-insurance retention levels. The Company's self-insurance retention levels vary by business and fluctuate with the Company's risk management practices.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $3.4 million and $1.7 million as December 31, 2021 and 2020, respectively, consisting of $1.5 million and $0.9 million, respectively, reserved for specific cases and $1.9 million and $0.8 million, respectively, reserved using actuarial methods and anticipated to have occurred but are not yet reported as of December 31, 2021 and 2020. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of December 31, 2021 and 2020, the Company held reserves for environmental matters related to certain of its current and former facilities of approximately $0.5 million and $0.8 million, respectively, which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. As of December 31, 2021, there have been no other claims asserted for soil or groundwater contamination at any of the Company’s other facilities, but there can be no assurance that such claims will not arise in the future. The ultimate cost of any required remediation will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of December 31, 2021 and 2020 based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

As previously disclosed, the Company voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters, as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its continued analysis and testing of relevant records of import activity, a potential range of loss was both probable and reasonably estimable. As no amount within the range of loss was more likely than any other, the Company recorded a $3.1 million charge as of March 31, 2020, representing the low end of the range of potential loss. The Company continued its analysis and testing of import activity and relevant records throughout 2020 and updated the range of loss to reflect the status of the analysis and testing results as of each of the quarters ended June 30 and September 30, 2020. As of December 31, 2020, the Company concluded its analysis and testing of import activity and determined that an amount of $3.1 million due to the CBP.

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

On January 27, 2022, one of the Company’s Mexican subsidiaries received a notification from the Mexican taxing authority of the preliminary findings identified during a tax audit for the period April 1, 2016 – February 27, 2018. The preliminary findings stated the Mexican subsidiary did not evidence the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the obligation for payment of import duties, fines and surcharges. In response to the notification, on February 1, 2022, the Company filed a petition outlining the Company’s disagreement with the preliminary findings as the Company believes that appropriate documentation evidencing the export of the goods has been provided to the taxing authority. To date, the Company has not received a response to its petition.

While the Company cannot predict with certainty the outcome of this tax audit, based on current known information, the Company does not believe a loss contingency is either probable or estimable. Accordingly, no loss contingency has been recorded in the Company’s financial statements as of December 31, 2021 related to this matter. However, if the final resolution of the tax matter is not favorable to the Company, a charge will be recorded in the Company’s consolidated financial statements at such time as the range of loss becomes both probable and estimable.

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

The product warranty liability activity is as follows:

(in millions)	As of December 31,
	2021	2020
Balance at the beginning of the period	$39.9	$43.9
Additions for issuance of warranties	31.1	27.7
Settlements (in cash or in kind)	(28.3)	(32.2)
Currency translation impact	—	0.5
Balance at the end of the period (1)	$42.7	$39.9
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $11.8 million and $10.0 million at December 31, 2021 and 2020, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the extended warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets at December 31, 2021 and 2020, was $2.1 million and $1.9 million, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets as of both December 31, 2021 and 2020 was $3.5 million.

13. Employee Benefit Plans

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

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions, except percentage data)	Pension Plans			Postretirement Health and Other Plans
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost - benefits earned during the year	$—	$0.1	$0.1	$—	$—	$—
Interest cost of projected benefit obligation	2.5	3.8	5.2	0.1	0.2	0.2
Expected return on assets	(3.2)	(4.1)	(4.7)	—	—	—
Amortization of prior service cost	—	—	—	(0.2)	(0.2)	(0.2)
Amortization of actuarial net loss	2.6	2.4	2.5	0.7	0.7	0.3
Settlement loss recognized	—	—	1.2	—	—	—
Net periodic benefit cost	$1.9	$2.2	$4.3	$0.6	$0.7	$0.3
Weighted average assumptions:
Discount rate	1.6%	2.4%	3.3%	2.0%	2.6%	3.8%
Expected return on plan assets	1.8%	2.5%	3.1%	N/A	N/A	N/A
Rate of compensation increase	N/A	1.8%	2.0%	3.0%	3.0%	3.0%

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

During the first quarter of 2019, the Company took various actions to settle a portion of its pension obligations in the United Kingdom. These actions resulted in a reduction in accrued pension obligations of approximately $5.5 million and a non-cash loss of approximately $1.2 million for the accelerated recognition of unamortized losses, which is included in "Other expense (income) — net" in the Consolidated Statements of Operations for the year ended December 31, 2019.

In March 2021, the American Rescue Plan Act of 2021 (the “Act”) was signed into law. The Act provides additional relief to companies and individuals impacted by the COVID-19 pandemic and includes a reduction of the required minimum contributions to U.S. pension plans for 2021. As a result of the Act, the Company's updated required minimum contributions for the year ended December 31, 2021 for the Company's Pension Plans were $6.5 million, with no planned discretionary or non-cash contributions. The minimum contribution for the year ending December 31, 2022 for the Pension Plans is $5.7 million with no planned discretionary or non-cash contributions. The expected Company paid claims for the Postretirement Health and Other Plans are $1.2 million for the year ending December 31, 2022.

The following is a reconciliation of the changes in benefit obligation, the changes in plan assets and the funded status of the Company's Defined Benefit Plans:

(in millions, except percentage data)	Pension Plans		Postretirement Health and Other Plans
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Change in Benefit Obligations:
Benefit obligation, beginning of year	$207.2	$193.4	$7.6	$7.6
Service cost	—	0.1	—	—
Interest cost	2.5	3.8	0.1	0.2
Participant contributions	—	—	0.2	0.3
Plan curtailments	—	(0.2)	—	—
Plan settlements	—	(0.4)	—	—
Actuarial (gain) loss	(8.1)	18.7	(0.6)	0.5
Currency translation adjustment	(1.4)	4.7	—	—
Benefits paid	(12.0)	(12.9)	(1.2)	(1.0)
Benefit obligation, end of year	$188.2	$207.2	$6.1	$7.6
Change in Plan Assets:
Fair value of plan assets, beginning of year	$184.8	$166.3	$—	$—
Actual return on plan assets	(1.9)	18.0	—	—
Employer contributions	6.5	9.3	1.0	0.7
Participant contributions	—	—	0.2	0.3
Plan settlements	—	(0.4)	—	—
Currency translation adjustment	(1.3)	4.5	—	—
Benefits paid	(12.0)	(12.9)	(1.2)	(1.0)
Fair value of plan assets, end of year	$176.1	$184.8	$—	$—
Unfunded status (1)	$(12.1)	$(22.4)	$(6.1)	$(7.6)
Weighted-Average Assumptions:
Discount rate	2.1%	1.6%	2.4%	2.0%
Rate of compensation increase	N/A	N/A	3.0%	3.0%
(1) As of both December 31, 2021 and 2020, the short-term portion of the Company's Pension Plans obligation totaled $0.9 million. The short-term portion of the Company's Postretirement Health and Other Plans obligation totaled $1.2 million, as of both December 31, 2021 and 2020. These short-term obligations are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets.

The primary driver of the actuarial gain in the Company's Pension Plans in the year ended December 31, 2021 within the change in the benefit obligation is a result of an increase in the discount rate assumption. The primary driver of the actuarial loss in the Company's Pension Plans in the year ended and December 31, 2020 within the change in benefit obligation is a result of a decrease in the discount rate assumption.

Amounts recognized in AOCI consist of the following:

(in millions)	Pension Plans		Postretirement Health and Other
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Net actuarial loss	$(36.9)	$(43.0)	$(2.7)	$(4.0)
Prior service credit	0.5	0.6	1.0	1.2
Total amount recognized	$(36.4)	$(42.4)	$(1.7)	$(2.8)

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company's Postretirement Health and Other Plans. For measurement purposes, a 5.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2021. The rate was assumed to decrease gradually to 4.0% for 2046 and remain at that level thereafter.

The following table summarizes the sensitivity of the Company's retirement obligations as of December 31, 2021 for retirement benefit costs of the Defined Benefit Plans and the impact of changes to key assumptions used to determine those results (in millions):

Change in assumption:	Estimated increase (decrease) in pension cost for the year ended December 31, 2022	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2021	Estimated increase (decrease) in other postretirement benefit costs for the year ended December 31, 2022	Estimated increase (decrease) in other postretirement benefit obligations for the year ended December 31, 2021
0.5% increase in discount rate	$(0.5)	$(10.5)	$—	$(0.2)
0.5% decrease in discount rate	$0.6	$12.8	$—	$0.2
0.5% increase in long-term return on assets	$(0.9)	N/A	N/A	N/A
0.5% decrease in long-term return on assets	$0.9	N/A	N/A	N/A

The weighted-average asset allocations of the Pension Plans asset portfolios by category are as follows:

	As of December 31,
	2021	2020
Equity	10.6%	11.1%
Debt securities	50.0%	46.4%
Other	39.4%	42.5%

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

The actual allocations for the Pension Plans asset portfolios and target allocations by asset class as of December 31, 2021, are as follows:

	Target Allocations	Weighted Average Asset Allocations
Equity securities	11.8%	10.6%
Debt securities	49.7%	50.0%
Other	38.5%	39.4%

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

Assets (in millions)	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2.8	$—	$—	$2.8
Insurance group annuity contracts	—	—	66.7	66.7
Common/collective trust funds — Government, corporate and other non-government debt	—	87.9	—	87.9
Common/collective trust funds — Corporate equity	—	18.7	—	18.7
Total	$2.8	$106.6	$66.7	$176.1

Assets (in millions)	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$0.7	$—	$—	$0.7
Insurance group annuity contracts	—	—	73.8	73.8
Common/collective trust funds — Government, corporate and other non-government debt	—	85.9	—	85.9
Common/collective trust funds — Corporate equity	—	20.4	—	20.4
Common/collective trust funds — Customized strategy	—	4.0	—	4.0
Total	$0.7	$110.3	$73.8	$184.8

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

A reconciliation of the fair value measurements of the Pensions Plans portfolio of assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

(in millions)	Insurance Contracts Years Ended December 31,
	2021	2020
Beginning Balance	$73.8	$69.0
Contributions	—	0.1
Plan settlements	—	(0.4)
Actual return on assets	(1.9)	7.3
Benefit payments	(4.6)	(4.5)
Foreign currency impact	(0.6)	2.3
Ending Balance	$66.7	$73.8

Projected benefit payments from the Defined Benefit Plans as of December 31, 2021 are estimated as follows:

(in millions)	Pension Plans	Postretirement Health and Other
Year ending December 31:
2022	$11.1	$1.2
2023	11.0	1.0
2024	11.0	0.9
2025	10.8	0.6
2026	10.6	0.5
2027-2031	49.3	1.4
Total	$103.8	$5.6

The fair value of the Pension Plans' portfolio of assets for which the accumulated benefit obligation is in excess of the assets is as follows:

(in millions)	Pension Plans
	As of December 31,
	2021	2020
Projected benefit obligation	$188.2	$207.2
Accumulated benefit obligation	$188.2	$207.2
Fair value of plan assets	$176.1	$184.8

The measurement date for the Defined Benefit Plans is December 31, 2021.

The Company, through its former Lincoln Foodservice operation, participated in a multiemployer defined benefit plan under a collective bargaining agreement that covered certain of its union-represented employees. During the year ended December 31, 2013, in conjunction with the finalization of the reorganization and plant restructuring of the Lincoln Foodservice operation, the Company was deemed to have effectively withdrawn its participation in the multiemployer defined benefit plan. This withdrawal obligation is included as a component of the restructuring liability in the Consolidated Balance Sheets as described in Note 14, "Business Transformation Program and Restructuring." At inception of the withdrawal, the obligation totaled $17.5 million, of which $7.2 million and $8.6 million were outstanding as of December 31, 2021 and 2020, respectively. The remaining withdrawal obligation is payable in quarterly installments of principal and accrued interest totaling $0.5 million through April 2026. As the Company was deemed to have effectively withdrawn its participation in this plan during the year ended December 31, 2013, no further contributions have been made to the plan since that date.

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

For both the Welbilt 401(k) Retirement Plan and the Welbilt Retirement Savings Plan, the Company's portion of total expenses incurred for these plans was $3.3 million, $1.6 million, and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. In March 2020, the Welbilt 401(k) Retirement Plan was amended to remove the safe harbor matching employer contributions, and effective April 2020, the Company suspended the matching contributions to participant accounts. In January 2021, the Company reinstated the matching contributions to participant accounts at the pre-suspension levels prior to April 2020.

Welbilt Deferred Compensation Plan

The Welbilt Deferred Compensation Plan is an unfunded, non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and directors which allows participants to defer a portion of their compensation. The Company utilizes a rabbi trust to hold assets intended to satisfy the Company's obligations under the deferred compensation plan. The rabbi trust restricts the Company's use and access to the assets held but is subject to the claims of the Company's general creditors. As of December 31, 2021, the fair value of the investments held in the rabbi trust was $3.8 million and the related liability was $3.2 million. As of December 31, 2020, the fair value of the investments held in trust was $3.6 million, Company stock held in the rabbi trust was $0.4 million, at cost, and the related liability was $4.0 million.

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

The Company completed its Transformation Program during the quarter ended December 31, 2021. For the years ended December 31, 2021 and 2020, the Transformation Program costs consist primarily of fees for consulting services.

The Transformation Program expenses are classified as follows:

	December 31,
(in millions)	2021	2020
Transformation Program expense:
Cost of sales	$1.8	$2.0
Selling, general and administrative expenses	2.8	21.3
Total	$4.6	$23.3

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
The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2021 Plans	2020 Plans	2019 Plans		2018 and Previous Plans
	Workforce reductions	Workforce reductions	Workforce reductions	Other	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2019	$—	$—	$4.8	$—	$0.2	$9.9	$14.9
Restructuring activities	—	5.6	1.2	1.4	—	—	8.2
Cash payments	—	(3.1)	(5.8)	—	(0.2)	(1.3)	(10.4)
Non-cash adjustments (1)	—	(0.1)	—	(1.4)	—	—	(1.5)
Restructuring liability as of December 31, 2020	—	2.4	0.2	—	—	8.6	11.2
Restructuring activities	0.8	(0.1)	0.7	—	—	—	1.4
Cash payments	(0.8)	(2.2)	(0.7)	—	—	(1.4)	(5.1)
Restructuring liability as of December 31, 2021	$—	$0.1	$0.2	$—	$—	$7.2	$7.5
(1) Non-cash adjustments primarily consist of stock-based compensation resulting from the accelerated vesting of certain stock awards, inventory write-downs and accelerated depreciation.

As of December 31, 2021 and 2020, the current portion of the restructuring liability was $1.7 million and $4.0 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the long-term portion of the restructuring liability was $5.8 million and $7.2 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both December 31, 2021 and 2020, the long-term portion of the restructuring liability is for a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring of one of the Company's former operating entities and is expected to be satisfied in April of 2026 when the pension withdrawal obligation is scheduled to have been satisfied.

The Company's restructuring expense by segment is as follows:

(in millions)	December 31,
	2021	2020	2019
Americas	$—	$2.3	$3.4
EMEA	0.8	2.4	2.6
APAC	0.7	2.2	0.6
Corporate	(0.1)	1.3	3.2
Total restructuring activities	$1.4	$8.2	$9.8

The Company's restructuring expense is reported in the Consolidated Statements of Operations as follows:

(in millions)	December 31,
	2021	2020	2019
Cost of sales	$0.6	$0.4	$0.4
Restructuring and other expense	0.8	7.8	9.4
Total restructuring activities	$1.4	$8.2	$9.8

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

2021 Restructuring Activities

During the first quarter of 2021, the Company initiated the consolidation of a manufacturing facility in EMEA. As a result of this facility consolidation, the Company expects to incur total costs of $1.4 million to $1.6 million associated with employee retention and contract agreements and related costs and inventory write-downs. The Company recognized $0.8 million, of expenses related to employee retention and contract agreements, included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the year ended December 31, 2021. As of December 31, 2021, the Company expects to incur remaining costs to complete the facility consolidation of $0.6 million to $0.8 million throughout the year ending December 31, 2022.

During the first quarter of 2021, the Company completed the restructuring actions in the APAC region initiated during the fourth quarter of 2019 and incurred $0.1 million of severance and related costs, included in "Restructuring and other expense" and $0.6 million of inventory write-downs included in "Cost of sales", which are both included in the Company's Consolidated Statements of Operations for the year ended December 31, 2021.

During the second quarter of 2021, the Company also completed the restructuring actions initiated during the third quarter of 2020 in the Corporate division and recognized a $0.1 million recovery included in "Restructuring and other expense" in the Company's Consolidated Statements of Operations for the year ended December 31, 2021.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during the years ended December 31, 2021, 2020 and 2019.

15. Accumulated Other Comprehensive Loss

Comprehensive income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	As of December 31,
	2021	2020
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.4 million, respectively	$9.5	$19.1
Derivative instrument fair market value, net of income tax benefit of $1.3 million and $1.1 million, respectively	(0.9)	—
Employee pension and postretirement benefit adjustments, net of income tax benefit of $4.9 million and $6.6 million, respectively	(33.2)	(38.6)
Total accumulated other comprehensive loss	$(24.6)	$(19.5)

The summary of changes in AOCI for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in millions)	Foreign Currency Translation Adjustments (1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2018	$(6.5)	$0.8	$(35.9)	$(41.6)
Other comprehensive income (loss) before reclassifications	2.7	(2.5)	(3.7)	(3.5)
Reclassifications	—	(0.4)	3.8	3.4
Tax effect of reclassifications	(0.5)	0.5	0.2	0.2
Net current period other comprehensive income (loss)	2.2	(2.4)	0.3	0.1
Balance as of December 31, 2019	(4.3)	(1.6)	(35.6)	(41.5)
Other comprehensive income (loss) before reclassifications	23.6	0.5	(6.0)	18.1
Reclassifications	—	1.4	2.9	4.3
Tax effect of reclassifications	(0.2)	(0.3)	0.1	(0.4)
Net current period other comprehensive income (loss)	23.4	1.6	(3.0)	22.0
Balance as of December 31, 2020	19.1	—	(38.6)	(19.5)
Other comprehensive (loss) income before reclassifications	(9.6)	—	4.0	(5.6)
Reclassifications	—	(1.1)	3.1	2.0
Tax effect of reclassifications	—	0.2	(1.7)	(1.5)
Net current period other comprehensive (loss) income	(9.6)	(0.9)	5.4	(5.1)
Balance as of December 31, 2021	$9.5	$(0.9)	$(33.2)	$(24.6)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive income (loss) and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Years Ended December 31,			Location in Consolidated Statements of Operations
	2021	2020	2019
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$1.1	$(0.4)	$(0.9)	Cost of sales
Commodity contracts	—	(1.0)	(1.3)	Cost of sales
Interest expense	—	—	2.6	Interest expense
Gains (losses) on cash flow hedges, before tax	1.1	(1.4)	0.4
Tax effect	(0.2)	0.3	0.1	Income taxes
Gains (losses) on cash flow hedges, net of tax	$0.9	$(1.1)	$0.5

Amortization of pension and postretirement items:
Amortization of prior service cost	$0.2	$0.2	$0.2	Other expense (income) — net
Actuarial losses	(3.3)	(3.1)	(2.8)	Other expense (income) — net
Pension settlement	—	—	(1.2)	Other expense (income) — net
Amortization of pension and postretirement items, before tax	(3.1)	(2.9)	(3.8)
Tax effect	0.7	0.7	0.4	Income tax (benefit) expense
Amortization of pension and postretirement items, net of tax	$(2.4)	$(2.2)	$(3.4)

Total reclassifications, net of tax	$(1.5)	$(3.3)	$(2.9)

16. Leases

The Company enters into contracts to lease real estate, manufacturing and office equipment and vehicles. Operating leases result in a straight-line lease expense, while the accounting for finance leases results in a front-loaded expense pattern. The Company’s most significant leases are for real estate and have remaining contract lease terms ranging from less than one to 20 years.

The Company does not have any contracts where it is the lessor, does not sublease any of its leased assets to third-parties and is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As a lessee, the Company periodically reassesses and remeasures its leases based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and discount rate. No impairment indicators were identified as of or during the year ended December 31, 2021.

As discussed in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies", effective January 1, 2019, the Company adopted the provisions of Accounting Standards Update ("ASU") ASU 2016-02, "Leases (Topic 842)", and changed its policy for lease accounting prospectively for lease agreements entered into or reassessed from the date of the adoption.

The components of the Company's lease expense are as follows:

	Years Ended December 31,
(in millions)	2021	2020
Operating lease expense	$12.7	$14.9
Finance lease expense:
Depreciation of assets	1.1	1.2
Interest on lease liabilities	0.1	0.1
Short-term lease expense	2.5	2.4
Variable lease expense	0.5	0.5
Total lease expense	$16.9	$19.1

The supplemental balance sheet information for the Company's leases is as follows:

	As of December 31,
(in millions, except lease term and discount rate)	2021	2020
Operating leases:
Operating lease right-of-use assets	$44.2	$47.5

Current operating lease liabilities	$9.1	$9.7
Non-current operating lease liabilities	35.3	37.7
Total operating lease liabilities	$44.4	$47.4

Finance leases:
Property, plant and equipment, at cost	$4.5	$5.4
Accumulated depreciation	(3.0)	(2.8)
Total finance leases - property and equipment — net	$1.5	$2.6

Current obligations of finance leases	$0.9	$1.0
Non-current finance lease liabilities	0.7	1.2
Total finance lease liabilities	$1.6	$2.2

Weighted average remaining lease term (in years):
Operating leases	6.7	6.8
Finance leases	2.3	2.8

Weighted average discount rate:
Operating leases	7.0%	7.1%
Finance leases	4.4%	4.8%

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

The supplemental cash flow information for the Company's leases is as follows:

	Years Ended December 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$13.3	$14.2
Operating cash flows used in financing leases	$0.1	$0.1
Financing cash flows used in financing leases	$1.2	$1.3
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$7.9	$19.8
Finance Leases	$0.5	$0.9

The following table presents the future maturities of the Company's lease liabilities as of December 31, 2021:

(in millions)	Operating	Financing
Year ending December 31:
2022	$11.6	$1.0
2023	9.9	0.3
2024	8.2	0.2
2025	6.3	0.1
2026	4.6	0.1
Thereafter	16.1	—
Total lease payments	56.7	1.7
Less: imputed interest	(12.3)	(0.1)
Total lease obligations	$44.4	$1.6

17. Stock-Based Compensation

The Company's 2016 Plan authorizes the Company to grant officers, employees and non-employee members of the Company's Board of Directors stock options awards, restricted stock awards and units, performance share awards and units, and other types of stock-based and cash awards. All awards are recorded at the fair market value of the Company's common stock on the date of grant. In addition, the 2016 Plan provides for an adjustment and replacement of certain awards of MTW common stock that were outstanding immediately prior to the Spin-Off through the issuance of replacement awards from the Company. As of December 31, 2021, the maximum number of shares of common stock available for issuance pursuant to the 2016 Plan was 9.7 million.

The Company's stock-based compensation expense is included in the following financial statement line items:

(in millions)	Years Ended December 31,
	2021	2020(1)	2019
Stock-based compensation expense:
Selling, general and administrative expenses	$15.0	$5.1	$6.4
Restructuring and other expense	—	(0.4)	0.9
Total stock-based compensation expense	$15.0	$4.7	$7.3
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

Stock-based compensation expense included in "Restructuring and other expense" in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 is the result of the accelerated vesting of certain equity awards in connection with various restructuring events and adjustments to expected achievement percentages of performance share units for employees impacted by restructuring actions. These events are described in Note 14, "Business Transformation Program and Restructuring."

Stock-based compensation expense by award type is as follows:

(in millions)	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense:
Stock options	$3.0	$1.8	$1.5
Restricted stock awards and units	6.8	4.0	3.8
Performance share units	5.2	(1.1)	2.0
Total stock-based compensation expense	$15.0	$4.7	$7.3

Stock Options

Stock option awards to officers and employees become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years from the date of grant.

A summary of the Company's stock option activity for the year ended December 31, 2021 is as follows:

(in millions, except weighted average exercise price and contractual life)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2021	2.1	$15.85	6.2	$—
Granted	0.3	$14.78
Exercised	(1.2)	$15.52
Forfeited	—	$14.86
Canceled	(0.2)	$15.85
Options outstanding as of December 31, 2021 (1)	1.0	$16.01	6.4	$7.3

Options vested or expected to vest as of December 31, 2021 (2)	0.9	$16.03	6.4	$7.2

Options exercisable as of December 31, 2021	0.4	$17.68	4.5	$2.6
(1) The outstanding stock options as of December 31, 2021 have exercise prices ranging from $6.91 to $23.14 per share.
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

The assumptions used in the Black-Scholes option pricing model and the weighted average fair value of option awards granted are as follows:

	Years Ended December 31,
	2021	2020	2019
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	0.8%	1.3%	2.5%
Expected volatility	48.6%	31.9%	31.0%
Expected dividend yield	—%	—%	—%

The following represents stock option compensation information:

(in millions, except weighted average grant date fair value per option granted)	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$6.84	$4.66	$5.27
Fair value of options vested	$3.8	$1.6	$1.5
Intrinsic value of options exercised	$9.2	$0.7	$2.8
Excess tax benefit for tax deductions related to the exercise of stock options	$2.6	$0.1	$0.9
Cash received from option exercises, net of tax withholding	$16.2	$0.9	$2.5
Tax benefits for stock-option compensation expense	$1.5	$0.4	$0.3

As of December 31, 2021, the Company had $1.5 million of unrecognized compensation expense before tax related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

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

The Company's restricted stock activity for the year ended December 31, 2021 is as follows:

(in millions, except weighted average grant date fair value)	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	0.8	$11.41
Granted	0.4	$16.21
Vested (1)	(0.6)	$12.40
Unvested as of December 31, 2021	0.6	$13.95
(1) During the year ended December 31, 2021, the vesting of 0.3 million shares were accelerated.

The Company's restricted stock expense is as follows:

(in millions, except weighted average grant date fair value per award granted)	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$16.21	$10.36	$15.29
Fair value of awards vested	$11.5	$1.3	$5.4
Tax benefits for restricted stock compensation expense	$2.4	$0.7	$0.7

As of December 31, 2021, the Company had $4.4 million of unrecognized compensation expense before tax related to restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.

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

As of December 31, 2021, the following PSU programs were ongoing:

Award Date	PSUs Outstanding (in millions)	Expected Vesting Threshold
2020 Program	0.1	53%
2021 Program	0.3	—%
Total PSUs outstanding	0.4

A summary of activity for the Company's PSUs for the year ended December 31, 2021 is as follows:

(in millions, except weighted average grant date fair value)	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	0.5	$14.53
Granted	0.2	$14.77
Vested (1)	(0.3)	$15.12
Unvested as of December 31, 2021	0.4	$14.49
(1) The vested PSUs are based on the target amount of the award for the 2019 Program. In accordance with the terms of the underlying award agreements, the actual shares earned and distributed for the three-year performance period ended December 31, 2021 was 1% of the target shares granted, rounded up the nearest whole share. Additionally, the vesting of 0.2 million shares were accelerated during the year ended December 31, 2021.

The following represents PSU information for the periods indicated:

(in millions, except weighted average grant date fair value per award granted)	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$14.77	$13.94	$15.11
Fair value of awards vested	$0.1	$0.2	$2.0
Tax benefits (expenses) for PSU compensation expense	$1.6	$(0.3)	$0.5

As of December 31, 2021, the Company had $0.3 million of unrecognized compensation expense before tax related to PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

18. Other Expense (Income) — Net

The components of "Other (income) expense — net" in the Consolidated Statements of Operations are summarized as follows:

(in millions)	Years Ended December 31,
	2021	2020	2019
Pension and post-retirement expense	$2.5	$2.8	$4.6
Foreign currency transaction losses (gains)	6.0	(5.7)	0.7
Other	(1.0)	(1.7)	(4.4)
Other expense (income) — net	$7.5	$(4.6)	$0.9

19. Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reported period. Diluted earnings per share includes the dilutive effect of common stock equivalents consisting of stock options, restricted stock units and performance share units, using the treasury stock method. Performance share units, which are considered contingently issuable, are considered dilutive when the related performance criterion has been met.

As the Company reported net earnings for the year ended December 31, 2021 and December 31, 2019, basic and diluted earnings per share are calculated as outlined above. As the Company reported a net loss for the year ended December 31, 2020, the weighted average shares outstanding is the same for both the basic loss per share and diluted loss per share calculations as the inclusion of potential shares of common stock equivalents would be antidilutive.

The components of weighted average basic and diluted shares outstanding are as follows:

(in millions, except share and per share data)	Years Ended December 31,
	2021	2020	2019
Net earnings (loss)	$70.3	$(7.4)	$55.9

Weighted average shares outstanding — Basic	142,089,570	141,491,326	140,953,496

Effect of dilutive securities:
Stock options	426,895	—	224,860
Unvested restricted stock units	573,561	—	245,416
Unvested performance share units	44,434	—	144,013
Effect of dilutive securities	1,044,890	—	614,289

Weighted average shares outstanding — Diluted	143,134,460	141,491,326	141,567,785

Earnings (loss) per share — Basic	$0.49	$(0.05)	$0.40
Earnings (loss) per share — Diluted	$0.49	$(0.05)	$0.39

For the years ended December 31, 2021 and December 31, 2019, there were 0.1 million and 1.2 million securities, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. In addition, certain performance share units whose conditions were not met at the end of the reporting periods have also been excluded from the computation of earnings per share.

The Company did not declare or pay dividends to its stockholders during the years ended December 31, 2021, 2020 and 2019.

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
(1) The number of performance share units that vest is determined for each grant based on the achievement of certain Company performance criteria over the 3 year period, as set forth in each respective award agreement, and may range from zero to 200% of the target shares granted. The unvested performance share units are presented at 100% achievement of the performance target for determination of potential issuable shares of common stock.

20. Business Segments

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

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "Earnings (loss) before income taxes " included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Years Ended December 31,
	2021	2020	2019
Net sales:
Americas	$1,185.8	$867.0	$1,208.4
EMEA	447.1	292.6	392.7
APAC	261.1	202.1	252.3
Elimination of intersegment sales	(347.1)	(208.3)	(259.5)
Total net sales	$1,546.9	$1,153.4	$1,593.9

Segment Adjusted Operating EBITDA:
Americas	$219.7	$155.5	$237.6
EMEA	86.7	46.2	70.6
APAC	40.7	31.2	40.7
Total Segment Adjusted Operating EBITDA	347.1	232.9	348.9
Corporate and unallocated expenses	(71.7)	(62.0)	(62.7)
Depreciation expense	(22.2)	(20.7)	(21.1)
Amortization expense	(40.9)	(40.6)	(39.8)
Transaction costs (1)	(26.4)	(0.2)	(1.1)
Other items (2)	2.1	(3.2)	(4.5)
Transformation Program expense (3)	(4.6)	(23.3)	(35.3)
Restructuring activities (4)	(1.4)	(8.2)	(9.8)
Loss from impairment and disposal of assets — net	(0.4)	(11.6)	(0.7)
Earnings from operations	181.6	63.1	173.9
Interest expense	(74.9)	(81.4)	(97.3)
Other (expense) income — net	(7.5)	4.6	(0.9)
Earnings (loss) before income taxes	$99.2	$(13.7)	$75.7
(1) Transaction costs are associated with acquisition and integrated-related activities. Transaction costs for the year ended December 31, 2021 are related to the pending sale of the Company and consist primarily of professional services recorded in "Selling, general and administrative expenses." Transaction costs recorded in "Cost of sales" include $0.1 million related to inventory fair value purchase accounting adjustments for the year ended December 31, 2019. Professional services and other direct acquisition and integration costs recorded in "Selling, general and administrative expenses" were $0.2 million and $1.0 million, for the years ended December 31, 2020 and 2019, respectively.

(2) Other items are costs which are not representative of the Company's operational performance. For the year ended December 31, 2021, other items consist primarily of a partial recovery of $2.0 million from the diversion of funds in 2018 from one of the Company's EMEA locations and is included in "Selling, general and administrative expenses" in the Consolidated Statements of Operations. For the year ended December 31, 2020, other items includes an expense of $3.1 million for amounts due for customs duties, fees and interest on previously imported products, which are included in "Restructuring and other expenses" in the Consolidated Statements of Operations and $0.1 million of professional fees for recovery of misappropriated funds within the Crem business related to the 2018 matter. Refer to Note 13, "Contingencies and Significant Estimates" for discussion of the impact on the Consolidated Statements of Operations. For the year ended December 31, 2019, the amount includes certain costs related to concluded litigation and other professional fees. Unless otherwise noted, all such amounts are included within "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

(3) Transformation Program expense includes consulting and other costs associated with executing the Company's Transformation Program initiatives. Refer to Note 14, "Business Transformation Program and Restructuring", for discussion of the impact on the Consolidated Statements of Operations.

(4) Restructuring activities include costs associated with actions to improve operating efficiencies and rationalization of the Company's cost structure. Refer to Note 14, "Business Transformation Program and Restructuring", for discussion of the impact on the Consolidated Statements of Operations.

Adjusted Operating EBITDA % by segment (5):
Americas	18.5%	17.9%	19.7%
EMEA	19.4%	15.8%	18.0%
APAC	15.6%	15.4%	16.1%
(5) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Years Ended December 31,
	2021	2020	2019
Third-party net sales by geographic area (6):
United States	$973.4	$725.0	$991.8
Other Americas	87.8	60.4	97.8
EMEA	294.3	217.5	308.9
APAC	191.4	150.5	195.4
Total net sales by geographic area	$1,546.9	$1,153.4	$1,593.9
(6) Net sales presented in this table are attributed to geographic regions based on location of customer.

Capital expenditures:
Americas	$12.8	$14.5	$24.3
EMEA	8.1	1.5	2.9
APAC	1.2	1.6	2.6
Corporate	3.8	2.5	4.1
Total capital expenditures	$25.9	$20.1	$33.9

Depreciation:
Americas	$12.9	$11.5	$14.1
EMEA	3.2	3.1	3.2
APAC	2.0	3.4	2.7
Corporate	4.1	3.6	1.3
Total depreciation	$22.2	$21.6	$21.3

(in millions)	As of December 31,
	2021	2020
Property, plant and equipment — net by geographic area:
United States	$77.3	$79.0
Other Americas	26.6	24.9
EMEA	18.6	11.3
APAC	13.1	13.9
Total property, plant and equipment	$135.6	$129.1

Assets by geographic business segment:
Americas	$1,587.1	$1,488.0
EMEA	362.3	347.6
APAC	218.8	209.0
Corporate	109.4	97.0
Total assets	$2,277.6	$2,141.6

Net sales by product class and geographic business segment are as follows:

(in millions)	Year Ended December 31, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$869.9	$179.6	$1,049.5
EMEA	253.9	51.3	305.2
APAC	161.0	31.2	192.2
Total net sales	$1,284.8	$262.1	$1,546.9

(in millions)	Year Ended December 31, 2020
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$656.1	$118.5	$774.6
EMEA	180.0	43.5	223.5
APAC	130.2	25.1	155.3
Total net sales	$966.3	$187.1	$1,153.4

(in millions)	Year Ended December 31, 2019
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$896.3	$179.0	$1,075.3
EMEA	265.2	48.0	313.2
APAC	174.3	31.1	205.4
Total net sales	$1,335.8	$258.1	$1,593.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, due to the remediation of the material weakness in our internal control over financial reporting previously identified in our 2020 Annual Report on Form 10-K ("2020 Form 10-K") our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our 2022 Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

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

(b) Exhibits:

Exhibit No.	Description	Filings Referenced for Incorporation by Reference
2.1(a)	Master Separation and Distribution Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc.	Exhibit 2.1 to Current Report on Form 8-K filed March 9, 2016
2.1(b)	Agreement and Plan of Merger, dated as of July 14, 2021, by and among Ali Holding S.R.L., Welbilt, Inc., Ali Group North America Corporation, and Ascend Merger Corp.	Exhibit 2.1 to Current Report on Form 8-K filed on July 14, 2021
3.1	Amended and Restated Certificate of Incorporation of Welbilt, Inc., effective March 3, 2017.	Exhibit 3.l to Current Report on Form 8-K filed March 9, 2017
3.2	Amended and Restated Bylaws of Welbilt, Inc., effective July 23, 2020.	Exhibit 3.1 to Current Report on Form 8-K filed July 27, 2020
4.1(a)	Indenture (including Form of Note), dated February 18, 2016, between MTW Foodservice Escrow Corp. and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2016
4.1(b)	First Supplemental Indenture, dated March 3, 2016, among Manitowoc Foodservice, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	Exhibit 4.1 to Current Report on Form 8-K filed March 9, 2016
4.2	Indenture, dated April 27, 2018, between the Company and U.S. Bank, as trustee.	Exhibit 4.1 to Registration Statement on Form S-3 filed April 27, 2018
4.3	Description of Securities of the Registrant.	Filed herewith
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
Exhibit 10.1 to Current Report on Form 8-K filed April 20, 2020
10.4*	Amended and Restated Welbilt, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.1 to Current Report on Form 8-K filed on April 26, 2021
10.5*	Manitowoc Foodservice, Inc. Deferred Compensation Plan, as amended and restated through March 4, 2016.	Exhibit 10.8 to Current Report on Form 8-K filed March 9, 2016
10.6*	Manitowoc Foodservice, Inc. Supplemental Executive Retirement Plan, as amended and restated through March 4, 2016.	Exhibit 10.9 to Current Report on Form 8-K filed March 9, 2016
10.7*	Form of Agreement Regarding Confidential Information, Intellectual Property, Non-Solicitation of Employees and Non-Compete.	Exhibit 10.13 to Annual Report on Form 10-K filed March 1, 2018
10.8*	Form of Contingent Employment Agreement (for all executive officers).	Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2016
10.9*	Form of Performance Share Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.16 to Annual Report on Form 10-K filed March 30, 2016
10.10*	Form of Restricted Stock Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.17 to Annual Report on Form 10-K filed March 30, 2016
10.11*	Form of Restricted Stock Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.18 to Annual Report on Form 10-K filed March 30, 2016
10.12*	Form of Restricted Stock Unit Award Agreement for Directors under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.19 to Annual Report on Form 10-K filed March 30, 2016

10.13*	Form of Restricted Stock Unit Award Agreement for Employees under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.20 to Annual Report on Form 10-K filed March 30, 2016
10.14*	Form of Non-Qualified Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.21 to Annual Report on Form 10-K filed March 30, 2016
10.15*	Form of Incentive Stock Option Award Agreement under the Manitowoc Foodservice, Inc. 2016 Omnibus Incentive Plan.	Exhibit 10.22 to Annual Report on Form 10-K filed March 30, 2016
10.16*	Separation Agreement, dated August 9, 2018, between Hubertus Mühlhäuser and Welbilt, Inc.	Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2018
10.17*	Offer Letter, dated October 25, 2018, between William C. Johnson and the Company.	Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2018
10.18*	Welbilt, Inc. Executive Severance Policy.	Exhibit 10.1 to Current Report on Form 8-K filed December 17, 2018
10.19*	Form of Offer Letter for Executive Officers.	Exhibit 10.28 to Annual Report on Form 10-K filed March 1, 2019
10.20*	Offer Letter, dated March 15, 2019, by and between Welbilt, Inc. and Martin D. Agard.	Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2019
10.21*	Letter Agreement, dated as of April 3, 2019, between Welbilt, Inc. and Haresh Shah.	Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 8, 2019
21.1	Subsidiaries of Welbilt, Inc.	Filed herewith
22.1	Listing of Guarantors for 9.50% Senior Notes due 2024	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).	Filed herewith
* Represents a management contract or compensatory plan, contract or arrangement.

WELBILT, INC.
Schedule II: Valuation and Qualifying Accounts
For the years ended December 31, 2021, 2020 and 2019

(in millions)	Balance at beginning of period	Charges to (recoveries from) costs and expenses	(Utilization of) increases to reserve (1)	Other (2)	Balance at end of period
Year ended December 31,2019
Allowance for doubtful accounts	$3.9	(0.1)	—	0.2	$4.0
Deferred tax valuation allowance	$40.7	(1.6)	(10.8)	—	$28.3
Year ended December 31, 2020
Allowance for doubtful accounts	$4.0	0.9	(0.3)	(0.2)	$4.4
Deferred tax valuation allowance	$28.3	(0.9)	2.9	0.6	$30.9
Year ended December 31, 2021
Allowance for doubtful accounts	$4.4	2.9	(0.9)	0.2	$6.6
Deferred tax valuation allowance	$30.9	10.2	—	(0.4)	$40.7
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

Date: February 28, 2022

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William C. Johnson
William C. Johnson, President and Chief Executive Officer	February 28, 2022
(Principal Executive Officer and Director)

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer	February 28, 2022
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer	February 28, 2022
(Principal Accounting Officer)

/s/ Cynthia M. Egnotovich
Cynthia M. Egnotovich, Director and Chairperson of the Board	February 28, 2022

/s/ Dino J. Bianco
Dino J. Bianco, Director	February 28, 2022

/s/ Joan K. Chow
Joan K. Chow, Director	February 28, 2022

/s/ Janice L. Fields
Janice L. Fields, Director	February 28, 2022

/s/ Brian R. Gamache
Brian R. Gamache, Director	February 28, 2022

/s/ Andrew Langham
Andrew Langham, Director	February 28, 2022