Form 10-Q
period 2022-03-31
Welbilt, Inc.
filed 2022-05-10
CIK 1650962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of Welbilt, Inc.'s common stock as of May 5, 2022, the latest practicable date, was 143,180,166.

WELBILT, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WELBILT, INC.
Consolidated Statements of Operations
(In millions, except share and per share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$333.0	$253.3
Cost of sales	223.3	163.3
Gross profit	109.7	90.0
Selling, general and administrative expenses	76.9	72.5
Amortization expense	9.7	10.1
Restructuring and other expense	—	0.2
Earnings from continuing operations	23.1	7.2
Interest expense	10.5	10.5
Other expense — net	13.2	2.9
Loss from continuing operations before income taxes	(0.6)	(6.2)
Income tax expense (benefit) on continuing operations	0.3	(1.7)
Net loss from continuing operations	(0.9)	(4.5)
Earnings from discontinued operations, net of income tax expense of $0.7 and $3.5, respectively	3.8	12.4
Net earnings	$2.9	$7.9
Per share data:
Diluted
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	$0.03	$0.09
Net earnings	$0.02	$0.06
Basic
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	$0.03	$0.09
Net earnings	$0.02	$0.06

Weighted average shares outstanding — Basic	143,065,161	141,622,281
Weighted average shares outstanding — Diluted	143,988,763	142,189,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Comprehensive Income
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$2.9	$7.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3.1	(7.1)
Unrealized loss on derivatives	—	(0.5)
Employee pension and postretirement benefits	1.2	0.4
Total other comprehensive income (loss), net of tax	4.3	(7.2)
Comprehensive income	$7.2	$0.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Balance Sheets
(In millions, except share and per share data, unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108.3	$91.6
Restricted cash	0.5	0.4
Accounts receivable, less allowance of $6.0 and $6.2, respectively	184.5	185.3
Inventories — net	289.9	244.7
Prepaids and other current assets	75.0	55.8
Current assets of discontinued operations	552.8	555.0
Total current assets	1,211.0	1,132.8
Property, plant and equipment — net	112.6	113.0
Operating lease right-of-use assets	31.9	34.0
Goodwill	548.9	551.3
Other intangible assets — net	407.6	420.8
Other non-current assets	25.9	25.7
Total assets	$2,337.9	$2,277.6
Liabilities and equity
Current liabilities:
Trade accounts payable	$128.4	$104.4
Accrued expenses and other liabilities	146.8	170.5
Current portion of long-term debt and finance leases	0.7	0.9
Product warranties	26.6	24.7
Current liabilities of discontinued operations	76.7	93.5
Total current liabilities	379.2	394.0
Long-term debt and finance leases	1,459.0	1,388.0
Deferred income taxes	63.6	64.2
Pension and postretirement health liabilities	21.1	21.7
Operating lease liabilities	24.6	26.3
Other long-term liabilities	21.2	25.0
Total non-current liabilities	1,589.5	1,525.2
Commitments and contingencies (Note 12)
Total equity:
Common stock ($0.01 par value, 300,000,000 shares authorized, 143,175,392 shares and 142,961,244 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	1.4	1.4
Additional paid-in capital (deficit)	(1.8)	(5.4)
Retained earnings	389.9	387.0
Accumulated other comprehensive loss	(20.3)	(24.6)
Total equity	369.2	358.4
Total liabilities and equity	$2,337.9	$2,277.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities of continuing operations
Net earnings	$2.9	$7.9
Earnings from discontinued operations, net of income taxes of $0.7 and $3.5, respectively	3.8	12.4
Net loss from continuing operations	$(0.9)	$(4.5)
Adjustments to reconcile net earnings from continuing operations to cash provided by (used in) operating activities:
Depreciation expense	5.1	4.6
Amortization of intangible assets	9.9	10.7
Amortization of deferred financing fees	0.2	0.2
Deferred income taxes	(0.4)	(0.2)
Stock-based compensation expense	2.9	3.2
Changes in operating assets and liabilities:
Accounts receivable	(0.7)	(6.8)
Inventories	(46.3)	(20.8)
Other assets	(14.5)	2.4
Trade accounts payable	23.4	15.0
Other current and long-term liabilities	(28.6)	(24.2)
Net cash used in operating activities of continuing operations	(49.9)	(20.4)
Cash flows from investing activities of continuing operations
Capital expenditures	(3.1)	(4.0)
Net cash used in investing activities of continuing operations	(3.1)	(4.0)

Cash flows from financing activities of continuing operations
Proceeds from long-term debt	80.3	58.0
Repayments on long-term debt and finance leases	(10.5)	(21.3)
Exercises of stock options	0.8	0.5
Payments on tax withholdings for equity awards	—	(0.1)
Net cash provided by financing activities of continuing operations	70.6	37.1
Cash flows from discontinued operations
Cash used in (provided by) operating activities	(11.3)	4.0
Cash used in investing activities	(0.8)	(0.7)
Cash provided by (used in) financing activities	—	—
Net cash (used in) provided by discontinued operations	(12.1)	3.3

Effect of exchange rate changes on cash	(0.8)	(0.6)
Net increase in cash and cash equivalents and restricted cash	4.7	15.4
Balance at beginning of period	134.7	125.4
Balance at end of period	139.4	140.8
Balance at end of period - discontinued operations	30.6	46.7
Balance at end of period - continuing operations	$108.8	$94.1

(Continued)

WELBILT, INC.
Consolidated Statements of Cash Flows (Continued)
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6.5	$5.3
Cash paid for interest	$20.4	$27.6

Supplemental disclosures of non-cash activities:
Non-cash financing activity: Lease liabilities and assets obtained through leasing arrangements and reassessments and modifications of right-of-use assets	$—	$1.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WELBILT, INC.
Consolidated Statements of Equity
(In millions, except share data, unaudited)

	Shares		Common Stock		Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	142,961,244	142961244	1.4	1409350	$(5.4)	$387.0	$(24.6)	$358.4
Net earnings	—		—		—	2.9	—	2.9
Issuance of common stock, stock-based compensation plans	214,148		—		0.7	—	—	0.7
Stock-based compensation expense	—		—		2.9	—	—	2.9
Other comprehensive income	—		—		—	—	4.3	4.3
Balance as of March 31, 2022	143,175,392		1.4		$(1.8)	$389.9	$(20.3)	$369.2

	Shares	Common Stock	Additional Paid-In Capital (Deficit)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	141,557,236	1.4	$(25.6)	$316.7	$(19.5)	$273.0
Net earnings	—	—	—	7.9	—	7.9
Issuance of common stock, stock-based compensation plans	123,400	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	3.2	—	—	3.2
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)
Balance as of March 31, 2021	141,680,636	1.4	$(21.7)	$324.6	$(26.7)	$277.6

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

Merger with Ali Holding S.r.l.

On July 14, 2021, the Company and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire the Company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement has been unanimously approved by the Company's board of directors and on September 30, 2021, was subsequently approved by the Company's stockholders.

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

In conjunction with obtaining regulatory approval for the closing of the merger agreement, Welbilt and the Ali Group made the decision to divest of the Company's Manitowoc Ice brand business ("Ice Business") and on March 3, 2022, Welbilt entered into a definitive agreement to sell the Ice Business to Pentair plc for approximately $1.6 billion in cash, subject to customary post-closing adjustments. The completion of the sale of the Ice Business is subject to the satisfaction or waiver of customary closing conditions, including (i) receipt of applicable regulatory approvals, and (ii) the substantially concurrent closing of the merger agreement with Ali Group discussed above.

Welbilt expects to receive regulatory approval for the sale of Welbilt to Ali Group from the United States, United Kingdom, and European Union prior to closing the sale of the Ice Business to Pentair plc. and subsequently close both the merger agreement with Ali Group and the sale of the Ice Business to Pentair plc concurrently. The Company currently expects to receive the necessary approvals and complete these transactions in the second or third quarter of 2022.

See further discussion in Note 2. Basis of Presentation and Summary of Significant Accounting Policies and Note 3. Discontinued Operations related to the presentation of the Ice Business in the accompanying financial statements for all periods presented.

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

In accordance with applicable accounting guidance, the assets and liabilities to be included in the divestiture of the Ice Business have been presented as "Current assets of discontinued operations" and "Current liabilities of discontinued operations" in the Consolidated Statements of Financial Position as of both March 31, 2022 and December 31, 2021, as the sale of the Ice Business is currently expected to close in the second or third quarter first half of 2022. In addition, the result of operations of the Ice Business are presented as "Earnings from discontinued operations, net of income taxes" in the Consolidated Statements of Operations as of both March 31, 2022 and 2021, respectively. All such amounts have been excluded from both continuing operations and segment results for all periods presented. The Consolidated Statements of Cash Flows are presented on a consolidated basis and include both continuing operations and discontinued operations.

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

On November 5th, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes the Company's employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022 and is currently stayed. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, the Company expects there would be further disruptions to its operations, such as inability to maintain adequate staffing at the Company's facilities, difficulties in replacing disqualified employees with temporary employees or new hires, increased costs and diminished availability of raw materials and component parts, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which would result in delays in the manufacturing process, negatively impact the Company's future sales levels and ongoing customer relationships.

The ongoing COVID-19 pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact the Company's future operating results. As a result, many of the Company's estimates and assumptions may require increased judgment and involve a higher degree of variability and volatility. As the impacts of the pandemic continue and additional information becomes available, these estimates may change materially in future periods. In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021, the financial position as of March 31, 2022 and December 31, 2021 and the cash flows for the three months ended March 31, 2022 and 2021, and except as otherwise discussed herein, such adjustments consist only of those of a normal recurring nature. The interim results are not necessarily indicative of results that may be achieved in a full reporting year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations governing interim financial statements. However, the Company believes that the disclosures made in the unaudited consolidated financial statements and related notes are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

All dollar amounts, except share and per share amounts, are in millions of dollars unless otherwise indicated.

Government Assistance

The Company's policy for government assistance is to recognize the assistance when there is reasonable assurance that the Company has met the substantive conditions of and requirements for receiving the assistance. The government assistance is recorded as a reduction to the related expense to which the assistance relates. Beginning in the second quarter of 2020, as a result of the COVID-19 pandemic, governments in various jurisdictions in which the Company operates have provided financial assistance designed to offset salary expenditures associated with companies maintaining their pre-pandemic employee headcount levels. Beginning in 2022, there was no further government assistance available in any of the jurisdictions in which the Company operates.

For the three months ended March 31, 2021, the Company met the requirements to receive $1.8 million of government assistance in the form of cash, cost abatements and retention credits. As of March 31, 2022 and December 31, 2021, the Company had receivables of $1.5 million and $3.2 million related to government assistance.

Government assistance received during the quarter ended March 31, 2021 has been reflected as a reduction to the related expense for which the assistance relates as follows:

(in millions)	Three Months Ended
3/31/2021
Reduction to related expense(1):
Cost of sales	$0.4
Selling, general and administrative expenses	0.8
Total	$1.2
(1) As of March 31, 2021, $0.6 million of government assistance was included as a reduction in capitalized labor, and is included as a component of "Inventories — net". This portion of government assistance was be recognized as a reduction to "Cost of sales" when the associated inventory is sold.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements which would have a material effect on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

Recently issued accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact on the Company.

3. Discontinued Operations

As discussed above, in conjunction with obtaining regulatory approval for the closing of the merger agreement, Welbilt and the Ali Group made the decision to divest of the Ice Business and on March 3, 2022, Welbilt entered into a definitive agreement to sell the Ice Business to Pentair plc for approximately $1.6 billion in cash, subject to customary post-closing adjustments.

The following table presents the financial results of the Ice Business, presented as "Earnings from discontinued operations, net of income taxes" in the Company's Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales	$74.7	$63.5
Cost of sales	49.6	35.6
Gross profit	25.1	27.9
Selling, general and administrative expenses	4.5	3.7
Transaction expenses (1)	8.3	—
Earnings from discontinued operations	12.3	24.2
Interest expense	7.8	8.3
Earnings from discontinued operations before income taxes	4.5	15.9
Income tax expense	0.7	3.5
Earnings from discontinued operations, net of income taxes	$3.8	$12.4
(1) Transaction expenses included as a component of the Company's "Earnings from discontinued operations, net of income taxes" consist of transaction bonuses for the Company's management involved in the divestiture of the Ice Business and third-party professional services incurred in connection with the pending sale of the Ice Business.

The Ice Business operates in all three of the Company's geographic segments, the Americas , EMEA and APAC. For the quarter ended March 31, 2022, net sales as a percentage of the total Ice Business net sales were approximately 88%, 4%, and 8%, respectively, in the Americas, EMEA and APAC segments. For the quarter ended March 31, 2021, net sales as a percentage of the total Ice Business net sales were approximately 84%, 6% and 10%, respectively, in the Americas, EMEA and APAC segments.

In accordance with the applicable accounting guidance, selling, general and administrative expenses included as a component of "Earnings from discontinued operations, net of income taxes" includes the direct operating expenses of the Ice Business which the Company will not incur subsequent to the divestiture of the Ice Business and excludes the allocation of various shared functions, including sales, finance, information technology, factory overhead, management fees and other corporate overhead expenses.

In addition, the Company has included the interest expense incurred on borrowings outstanding under the Company's Senior Secured Credit Facility as a component of "Earnings from discontinued operations, net of income taxes", as the Senior Secured Credit Facility agreement contains provisions which requires these borrowings to be repaid in conjunction with the divestiture of the Ice Business.

The classification of the assets and liabilities of the Ice Business in the accompanying Consolidated Balance Sheet was determined based on the expected timing of the closing of the sale of the Ice Business. The carrying value of the Ice Business assets and liabilities as of March 31, 2022 and December 31, 2021 consist of the following (in millions):

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$30.6	$42.6
Restricted cash	—	0.1
Accounts receivable - net	40.9	35.2
Inventories — net	54.2	49.7
Prepaids and other assets	9.8	9.6
Property, plant and equipment — net	22.0	22.6
Operating lease right-of-use assets	10.3	10.2
Goodwill	385.0	385.0
Total assets	$552.8	$555.0

Liabilities
Trade accounts payable	$18.1	$26.2
Accrued expenses and other liabilities	38.3	46.4
Product warranties	11.3	11.9
Operating lease liabilities	9.0	9.0
Total liabilities	$76.7	$93.5

As of March 31, 2022 and December 31, 2021, amounts above exclude a net payable of $5.6 million and $15.5 million, respectively, which are due to other entities within the Company. Such amounts are required to be settled in cash prior to the closing of the Ice Business divestiture.
4. Inventories — Net

The components of "Inventories — net" are as follows:

(in millions)	March 31,	December 31,
	2022	2021
Inventories — net:
Raw materials	$130.3	$127.7
Work-in-process	19.7	17.0
Finished goods	139.9	100.0
Total inventories — net	$289.9	$244.7

5. Property, Plant and Equipment — Net

The components of "Property, plant and equipment — net" are as follows:

(in millions)	March 31,	December 31,
	2022	2021
Property, plant and equipment — net:
Land	$9.6	$9.6
Building and improvements	80.6	80.2
Machinery, equipment and tooling	183.2	179.3
Furniture and fixtures	7.0	7.0
Computer hardware and software for internal use	64.1	62.5
Construction in progress	8.8	9.8
Total cost	353.3	348.4
Less accumulated depreciation	(240.7)	(235.4)
Total property, plant and equipment — net	$112.6	$113.0

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
The changes in the carrying amount of goodwill by geographic business segment are as follows:

(in millions)	Americas	EMEA	APAC	Total
Goodwill balance at December 31, 2021 (1)	$489.6	$49.4	$12.3	$551.3
Foreign currency impact	(0.1)	(2.3)	—	(2.4)
Goodwill balance at March 31, 2022	$489.5	$47.1	$12.3	$548.9
(1) Goodwill is net of accumulated impairment losses of $515.7 million: $312.2 million recorded for the Americas and $203.5 million recorded for EMEA, both of which were recorded prior to December 31, 2021.

The gross carrying amounts, impairment charges and accumulated amortization of the Company's intangible assets, other than goodwill, are as follows:

(in millions)	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Customer relationships	$473.6	$(303.0)	$170.6	$475.1	$(297.0)	$178.1
Trademarks and trade names	205.0	—	205.0	206.9	—	206.9
Other intangibles	169.2	(140.4)	28.8	170.6	(138.1)	32.5
Patents	5.8	(2.6)	3.2	5.8	(2.5)	3.3
Total	$853.6	$(446.0)	$407.6	$858.4	$(437.6)	$420.8

As of March 31, 2022, trademarks and trade names by business segment are: $130.6 million in the Americas, $67.0 million in EMEA and $7.4 million in APAC. As of December 31, 2021, trademarks and trade names by business segment are: $130.6 million in the Americas, $68.9 million in EMEA and $7.4 million in APAC.

7. Accrued Expenses and Other Liabilities

The components of "Accrued expenses and other liabilities" are as follows:

(in millions)	March 31,	December 31,
	2022	2021
Accrued expenses and other liabilities:
Miscellaneous accrued expenses	$30.3	$26.1
Employee related expenses	42.8	49.0
Accrued rebates and commissions	33.3	44.1
Current portion of operating lease liabilities	8.3	8.6
Interest payable	5.7	15.9
Customer deposits	8.4	8.8
Non-income tax payables	4.3	4.4
Restructuring liabilities	1.5	1.7
Deferred revenues	5.4	4.2
Pension and postretirement health liabilities	2.1	2.1
Income and other taxes payable	4.7	5.6
Total accrued expenses and other liabilities	$146.8	$170.5

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

For the three months ended March 31, 2022, the Company recorded a $0.3 million income tax expense, reflecting a (50.0)% effective tax rate, compared to a $1.7 million income tax benefit for the three months ended March 31, 2021, reflecting a 27.4% effective tax rate. The change in the effective tax rate for the three months ended March 31, 2022, compared to the same period of the prior year, is primarily due to the increase in non-deductible transaction related costs, repatriation of foreign earnings, Company's decrease in loss from continuing operations before income taxes and the relative weighting of jurisdictional income and loss, which was partially offset by the deferred taxes related to stock compensation. For the three months ended March 31, 2022, the income tax provision includes a net discrete tax expense of $0.4 million primarily related to repatriation of foreign earnings and changes in deferred taxes related to stock compensation, as compared to the income tax benefit for the three months ended March 31, 2021, which includes a net discrete benefit of $0.3 million primarily related to changes for income tax returns filed, and the changes in deferred taxes related to stock compensation and repatriation of foreign earnings.

The Company’s effective tax rate for the three months ended March 31, 2022, varies from the 21.0% U.S. federal statutory rate primarily due to net discrete tax items, transaction related costs, and taxes on foreign income. The Company’s effective tax rate for the three months ended March 31, 2021 varies from the 21.0% U.S. federal statutory rate primarily due to net discrete tax items, and taxes on foreign income. Foreign earnings are generated from operations in all of the Company's three geographic segments, Americas, EMEA and APAC.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The Company will continue to evaluate its valuation allowance requirements, including the U.S. interest expense limitation of the Tax Act. As of March 31, 2022, the Company has determined that a valuation allowance is not required for the deferred tax asset associated with U.S. interest expense. The Company may adjust its deferred tax asset valuation allowances based on possible sources of taxable income that may be available to realize a tax benefit for deferred tax assets. As facts and circumstances change, the Company may also adjust its deferred tax asset valuation allowances accordingly. Such changes in the deferred tax asset valuation allowances would be reflected in current operations through the Company’s income tax provision (benefit) and could have a material effect on the Company’s operating results for the respective period.

The Company's unrecognized tax benefits, including interest and penalties were $9.6 million as of both March 31, 2022, and December 31, 2021. During the next twelve months, it is reasonably possible that unrecognized tax benefits could change in the range of $0.2 million to $1.5 million due to the expiration of relevant statutes of limitations and federal, state and foreign tax audit resolutions. In addition, as of March 31, 2022, and December 31, 2021, the Company's Consolidated Balance Sheets includes $30.3 million and $25.6 million, respectively, of income tax receivables, classified within "Prepaids and other current assets."

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities globally. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its income tax reserves.

As of March 31, 2022, the Company believes that it is more-likely-than-not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company's estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

The Company is currently under audit by the tax authorities in Germany for the years 2015 through 2018 and in the U.S. for the 2017 and 2018 federal income tax returns and various other state income tax and jurisdictional audits. The Company's separate federal and state tax returns for tax years 2017 through 2020, and 2016 through 2020, respectively, remain subject to examination by U.S. federal and various state taxing authorities. Generally, the tax years 2016 through 2020 remain subject to examination in Canada, tax years 2015 through 2020 remain subject to examination in Germany, and tax years 2011 through 2020 remain subject to examination in China.

As of March 31, 2022, the Company intends to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions and has not recorded a deferred tax liability for U.S. state income taxes, foreign withholding or other foreign income taxes that would be due if cash is repatriated to the U.S. The Company considers its foreign earnings to be permanently reinvested or may be remitted substantially free of any additional income or withholding taxes, with the exception of the Company's intent for repatriation of the foreign earnings of certain legal entities within the EMEA and APAC regions, for which such foreign earnings have been previously taxed. While the Company does not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, management reviews cash positions regularly and, to the extent it is determined that additional foreign earnings will not remain indefinitely reinvested, the Company will record a liability for the additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes. Further, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

9. Debt

The carrying value of the Company's outstanding debt consists of the following:

(in millions, except percentage data)	March 31, 2022		December 31, 2021
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Long-term debt and finance leases:
Revolving Credit Facility	$190.0	3.79%	$120.0	4.50%
Term Loan B Facility	855.0	2.98%	855.0	2.93%
9.50% Senior Notes due 2024	425.0	9.72%	425.0	9.76%
Finance leases	1.4	4.03%	1.6	4.42%
Total debt and finance leases, including current portion	1,471.4		1,401.6
Less current portion:
Finance leases	(0.7)		(0.9)
Unamortized debt issuance costs (1)	(11.9)		(12.9)
Hedge accounting fair value adjustment (2)	0.2		0.2
Total long-term debt and finance leases	$1,459.0		$1,388.0

(1) Total debt issuance costs, net of amortization as of March 31, 2022 and December 31, 2021, were $13.9 million and $15.3 million, respectively, of which $2.0 million and $2.4 million, respectively, are related to the Revolving Credit Facility and recorded in "Other non-current assets" in the Consolidated Balance Sheets.
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

As of March 31, 2022, the Company had $6.7 million in outstanding stand-by letters of credit and $203.3 million available for additional borrowings under the Revolving Credit Facility, to the extent the Company's compliance with financial covenants permits such borrowings. As of March 31, 2022, the Company also had $1.0 million in other outstanding letters of credit or guarantees of payment to certain third-parties in accordance with commercial terms and conditions which did not reduce the amount available for additional borrowings under the Revolving Credit Facility.

As of March 31, 2022, the Company was in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to its financing arrangements. The Company continually monitors its compliance with the covenants in its Revolving Credit Facility, and in doing so has made estimates of the negative impact of the COVID-19 pandemic, supply chain disturbances and shipping and logistics delays on its financial position, results of operations and cash flows. The Company believes it will remain in compliance with all such covenants for the next 12 months; however, due to the inherent uncertainty of the severity and duration of the COVID-19 pandemic, supply chain disturbances and shipping and logistics delays and resulting impact on the Company's business, management's estimates of the achievement of its financial covenants may change in the future.

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

The primary risks the Company manages using derivative instruments are interest rate risk, commodity price risk and foreign currency exchange risk. The Company has historically entered into interest rate swap agreements to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings. The Company has also historically entered into cross-currency interest rate swaps to protect the value of the Company’s investments in its foreign subsidiaries and has entered into swap contracts on various commodities are used to manage the price risk associated with forecasted purchases of materials used in the Company's manufacturing process. The Company may also enter into various foreign currency derivative instruments to manage foreign currency risk associated with its projected purchases and sales and foreign currency denominated receivable and payable balances.

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

Cash flow hedging strategy

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss ("AOCI") in the Company's Consolidated Balance Sheets and is subsequently reclassified into earnings in the periods in which the hedged transaction affects earnings. The Company does not expect any unrealized losses, net of tax, related to currency rate and commodity price hedging to be reclassified from AOCI into earnings during the next twelve months. Foreign currency and commodity hedging, prior to de-designation, is generally completed prospectively on a rolling basis for 15 and 36 months, respectively, depending on the type of risk being hedged.

As of March 31, 2022, the Company had no outstanding currency forward contacts which were entered into as hedges of forecasted transactions and continue to qualify for hedge accounting. As of December 31, 2021, there were currency forward contracts totaling 3.8 million Canadian dollars outstanding, which were entered into as hedges of forecasted transactions and continued to qualify for hedge accounting.

The effects of the Company's derivative instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Operations for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets were as follows:

Derivatives in cash flow hedging relationships	Pretax gain/(loss) recognized in AOCI		Pretax gain/(loss) reclassified from AOCI into income
(in millions)	Three Months Ended March 31,		Location	Three Months Ended March 31,
	2022	2021		2022	2021
Foreign currency exchange contracts	$—	$(0.2)	Cost of sales	$—	$0.4

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

Effect of Fair Value and Cash Flow Derivative Instruments on Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations:

(in millions)	Location and amount of gain/(loss) recognized on effect of fair value and cash flow derivative instruments
	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Cost of Sales	Interest Expense	Cost of Sales	Interest Expense
Total amounts of expense line items presented in the Consolidated Statements of Operations in which effects of fair value and cash flow hedges are recorded	$223.3	$10.5	$163.3	$10.5
The effects of fair value and cash flow hedging:
Gain/(loss) on cash flow hedging relationships:
Foreign currency exchange contracts:
Amount of gain/(loss) reclassified from AOCI into income	$—	$—	$0.4	$—

Hedge of net investment in foreign operations strategy

The Company had no derivative instruments which qualified and were designated as a hedge of a net investment in a foreign currency outstanding as of either March 31, 2022 or December 31, 2021.

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

The Company had no outstanding commodity contracts which were not designated as hedging instruments as of either March 31, 2022 or December 31, 2021.

As of March 31, 2022, the Company had no outstanding currency forward contracts that were not designated as hedging instruments. As of December 31, 2021, the Company had currency forward contracts totaling 1.8 million Canadian dollars that were not designated as hedging instruments. The fair value of these currency forward contracts was $0.1 million as of December 31, 2021 and is included in "Prepaids and other current assets" in the Company's Consolidated Balance Sheets.

For the three months ended March 31, 2022, the Company recognized an expense of $2.5 million for the three months ended March 31, 2021, related to foreign currency exchange contracts. The gains and losses related to derivative instruments not designated as hedging instruments are included in Other expense — net in the Company's Consolidated Statements of Operations.

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

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3    Unobservable inputs for the asset or liability

Interim Disclosures About Fair Value of Financial Instruments

The Company utilizes the best available information in measuring fair value. The carrying values of cash, restricted cash and cash equivalents, accounts receivable and trade accounts payable approximate fair value, without being discounted, as of March 31, 2022 and December 31, 2021, due to the short-term nature of these instruments.

The Company's Revolving Credit Facility, Term Loan B Facility and Senior Notes are recorded at their carrying values on the Company's Consolidated Balance Sheets, as disclosed in Note 9, "Debt." The carrying value of the Revolving Credit Facility approximates its fair value due to the short-term variable interest rates of the borrowings. The Company estimates the fair value of the Term Loan B Facility and the Senior Notes based on quoted market prices of the instruments and because these instruments are typically thinly traded, the liabilities are classified as Level 2 of the fair value hierarchy. The fair value of the Company's Term Loan B Facility was approximately $849.7 million and $853.9 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the Company's Senior Notes was approximately $432.2 million and $429.7 million as of March 31, 2022 and December 31, 2021, respectively.

Fair Value Measurements on a Recurring Basis

As of March 31, 2022, the Company had no financial assets and liabilities that were accounted for at fair value on a recurring basis. As of December 31, 2021, the Company had foreign currency exchange contracts outstanding with a fair value of $0.1 million using the Level 2 fair value measurement inputs.

12. Contingencies and Significant Estimates

Product-Related and Environmental Matters

As of March 31, 2022 and December 31, 2021, the Company had reserved $31.4 million and $30.8 million, respectively, for product-related warranty claims expected to be paid. Certain of these warranty and other related claims involve matters in dispute that will ultimately be resolved by negotiations, arbitration or litigation. See Note 13, "Product Warranties," for further information.

Product liability reserves are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and totaled $0.8 million as of both March 31, 2022 and December 31, 2021, respectively. Based on the Company's experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and third-party insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers. Such recoveries are not recorded until the associated contingencies are resolved and the recoveries are realizable.

As of both March 31, 2022 and December 31, 2021, the Company held reserves for environmental matters related to certain of its current and former facilities of $0.5 million , which are included in "Accrued expenses and other liabilities" in the Company's Consolidated Balance Sheets. As of March 31, 2022, there have been no other claims asserted for soil or groundwater contamination at any of the Company’s other facilities, but there can be no assurance that such claims will not arise in the future. The ultimate cost of any remediation that may be required will depend upon the results of future investigation and is not reasonably estimable. Based upon available information, the Company does not expect the ultimate costs of any required remediation at any of these facilities will have a material adverse effect on its financial condition, results of operations or cash flows individually or in the aggregate.

It is reasonably possible that the estimates for product warranty, product liability and environmental remediation costs may change based upon new information that may arise or matters that are beyond the scope of the Company's historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

Other Contingencies

The Company is subject to litigation, government inquiries, audits, commercial disputes, claims and other legal proceedings arising in the ordinary course of business. From time to time, the Company may be subject to audits by tax, export, customs and other governmental authorities or incur routine and non-routine fees, expenses or penalties relating to compliance with complex laws and regulations impacting the Company's business. The Company records accruals for anticipated losses related to legal and other matters, which are both probable and reasonably estimable, as well as for related legal costs as incurred. The Company believes that it has adequately accrued for such matters as of March 31, 2022 and December 31, 2021, respectively, based on the best available information. In the opinion of management, the ultimate resolution of such legal and other matters is not expected to have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations or cash flows.

As previously disclosed, the Company voluntarily disclosed to U.S. Customs and Border Protection ("CBP") certain errors in the declaration of imported products relating to quantity, value, classification, North American Free Trade Agreement eligibility and other matters as well as potential violations of antidumping and countervailing duties. Following such disclosures, the Company began a comprehensive review of its import practices in order to quantify the loss of revenue to CBP. In April 2020, the Company determined based on its continued analysis and testing of relevant records of import activity, a potential range of loss was both probable and reasonably estimable. As of December 31, 2020, the Company concluded its analysis and testing of import activity and determined the amount of $3.1 million was due to the CBP.

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

On January 27, 2022, one of the Company’s Mexican subsidiaries received a notification from the Mexican taxing authority of the preliminary findings identified during a tax audit for the period April 1, 2016 through February 27, 2018. The preliminary findings stated the Mexican subsidiary did not provide evidence of the export of goods temporarily imported under Mexico’s Manufacturing, Maquila and Export Services Industries Program (“IMMEX Program”), therefore triggering the obligation for payment of import duties, fines and surcharges. In response to the notification, on February 1, 2022, the Company filed a petition outlining the Company’s disagreement with the preliminary findings as the Company believes that appropriate documentation evidencing the export of the goods has been provided to the taxing authority. On March 28, 2022, the Company received a response from the Mexico tax authority confirming that additional time is required to review the Company's petition and the Company has received no further correspondence from the Mexican tax authority since that date.

While the Company cannot predict with certainty the outcome of this tax audit, based on current known information, the Company does not believe a loss contingency is either probable or estimable. Accordingly, no loss contingency has been recorded in the Company’s financial statements as of March 31, 2022 related to this matter. However, if the final resolution of the tax matter is not favorable to the Company, a charge will be recorded in the Company’s consolidated financial statements at such time as the range of loss becomes both probable and estimable.

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

The product warranty liability activity for the three months ended March 31, 2022 is as follows:

(in millions)
Balance as of December 31, 2021(1)	$30.8
Additions for issuance of warranties	7.3
Settlements (in cash or in kind)	(6.6)
Currency translation impact	(0.1)
Balance as of March 31, 2022(1)	$31.4
(1) Long-term product warranty liabilities are included in "Other long-term liabilities" and totaled $4.9 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively.

The Company also sells extended warranties, which are recorded as deferred revenue and are amortized to "Net sales" on a straight-line basis over the extended warranty period. The short-term portion of deferred revenue on extended warranties, included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets was $2.3 million and $2.1 million at March 31, 2022 and December 31, 2021, respectively. The long-term portion of deferred revenue on warranties included in "Other long-term liabilities" in the Consolidated Balance Sheets was $3.6 million and $3.5 million at March 31, 2022 and December 31, 2021, respectively.

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

The components of periodic benefit costs for the Company's Defined Benefit Plans are as follows:

(in millions)	Three Months Ended March 31,
	2022		2021
	Pension Plans	Postretirement Health and Other Plans	Pension Plans	Postretirement Health and Other Plans
Service cost - benefits earned during the period	$—	$—	$—	$—
Interest cost of projected benefit obligations	0.9	—	0.6	0.1
Expected return on assets	(0.9)	—	(0.8)	—
Amortization of prior service cost	0.5	—	—	(0.1)
Amortization of actuarial net loss	0.5	0.1	0.7	0.2
Net periodic benefit cost	$1.0	$0.1	$0.5	$0.2

The components of periodic benefit costs are included in "Other expense — net" in the Consolidated Statements of Operations.

In March 2021, the American Rescue Plan Act of 2021 (the “Act”) was signed into law. The Act provides additional relief to companies and individuals impacted by the COVID-19 pandemic and includes a reduction of the required minimum contributions to U.S. pension plans for 2021. As a result of the Act, the Company's updated required minimum contributions for the year ending December 31, 2022 for the Pension Plans is $5.7 million with no planned discretionary or non-cash contributions. The Company made $0.2 million of contributions to the Pension Plans during the quarter ended March 31, 2022. The Company estimates claims for the Postretirement Health and Other Plans to be $1.2 million for the year ending December 31, 2022 and claims paid for the Postretirement Health and Other Plans were $0.2 million for quarter ended March 31, 2022.

15. Business Transformation Program and Restructuring

Business Transformation Program

During the first quarter of 2019, the Company initiated a comprehensive operational review to validate its long-term growth and margin targets and to refine its execution plans, which culminated into the launch of the Business Transformation Program ("Transformation Program") in May 2019. The Transformation Program was structured in multiple phases and focused on specific areas of opportunity, including strategic sourcing, manufacturing facility workflow redesign, distribution and administrative process efficiencies and optimizing the Company's global brand platforms. As originally planned, the Company completed its Transformation Program during the quarter ended December 31, 2021.

For the three months ended March 31, 2021, the Transformation Program costs consisted primarily of fees for consulting services and totaled $2.2 million, with $0.5 million and $1.7 million included as components of "Cost of sales" and "Selling general and administrative expenses", respectively, in the Consolidated Statement of Operations.

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

The Company's restructuring activity and balance of the restructuring liability is as follows:

(in millions)	2020 Plans	2019 Plans	2018 and Previous Plans
	Workforce reductions	Workforce reductions	Pension withdrawal obligation	Total
Restructuring liability as of December 31, 2021	$0.1	$0.2	$7.2	$7.5
Restructuring activities	—	—	—	—
Cash payments	(0.1)	(0.2)	(0.3)	(0.6)
Restructuring liability as of March 31, 2022	$—	$—	$6.9	$6.9

As of March 31, 2022 and December 31, 2021, the current portion of the restructuring liability was $1.5 million and $1.7 million, respectively, and was included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the long-term portion of the restructuring liability was $5.4 million and $5.8 million, respectively, and was included in "Other long-term liabilities" in the Consolidated Balance Sheets. As of both March 31, 2022 and December 31, 2021, the long-term portion of the restructuring liability is for a pension withdrawal obligation incurred in connection with the reorganization and plant restructuring one of the Company's former operating entities and is expected to be satisfied in April of 2026, when the pension withdrawal obligation is scheduled to have been satisfied.

There were no restructuring expenses incurred during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company incurred $0.2 million of restructuring expense, consisting of $0.1 million for the completion of a restructuring action in APAC initiated in 2019 and $0.1 million for a restructuring action initiated during the first quarter of 2021 for the consolidation of a manufacturing facility in EMEA. During the remainder of the year ending December 31, 2022, the Company expects to incur remaining costs of $0.6 million to $0.8 million to complete the restructuring action for the consolidation of the EMEA manufacturing facility.

As the Company completes payments on each of its approved plans, the remaining restructuring liability is adjusted for the actual amounts incurred. No material adjustments for prior period restructuring liabilities were incurred during either of the three months ended March 31, 2022 and 2021, respectively.

16. Accumulated Other Comprehensive Loss

Comprehensive (loss) income includes foreign currency translation adjustments, changes in the fair value of certain financial derivative instruments that quality for hedge accounting and actuarial gains and losses arising from the Company's employee pension and postretirement benefit obligations.

The components of the Company's AOCI are as follows:

(in millions)	March 31,	December 31,
	2022	2021
Accumulated other comprehensive loss:
Foreign currency translation, net of income tax benefit of $1.4 million and $1.4 million, respectively	$12.6	$9.5
Derivative instrument fair market value, net of income tax benefit of $0.9 million and $1.3 million, respectively	(0.9)	(0.9)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $4.8 million and $4.9 million, respectively	(32.0)	(33.2)
Total accumulated other comprehensive loss	$(20.3)	$(24.6)

The summary of changes in AOCI for the three months ended March 31, 2022 and 2021 are as follows:

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2021	$9.5	$(0.9)	$(33.2)	$(24.6)
Other comprehensive income (loss) before reclassifications	3.1	—	1.3	4.4
Reclassifications	—	—	—	—
Tax effect of reclassifications	—	—	(0.1)	(0.1)
Net current period other comprehensive income (loss)	3.1	—	1.2	4.3
Balance as of March 31, 2022	$12.6	$(0.9)	$(32.0)	$(20.3)

(in millions)	Foreign Currency Translation(1)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Total
Balance as of December 31, 2020	$19.1	$—	$(38.6)	$(19.5)
Other comprehensive loss before reclassifications	(7.1)	(0.2)	(0.2)	(7.5)
Reclassifications	—	(0.4)	0.8	0.4
Tax effect of reclassifications	—	0.1	(0.2)	(0.1)
Net current period other comprehensive (loss) income	(7.1)	(0.5)	0.4	(7.2)
Balance as of March 31, 2021	$12.0	$(0.5)	$(38.2)	$(26.7)
(1) Income taxes are not provided for foreign currency translation relating to indefinite investments in foreign subsidiaries, although the income tax effects within cumulative translation does include the impact of the net investment hedge transaction. Reclassification adjustments are made to avoid including items in both comprehensive (loss) income and net earnings (loss).

Reclassifications from AOCI, net of tax, to income were as follows:

(in millions)	Three Months Ended March 31,		Location
	2022	2021
Gains (losses) on cash flow hedges:
Foreign currency exchange contracts	$—	$0.4	Cost of sales
Commodity contracts	—	—	Cost of sales
Losses on cash flow hedges, before tax	—	0.4
Tax effect	—	(0.1)	Income tax expense (benefit)
Gains (losses) on cash flow hedges, net of tax	$—	$0.3

Amortization of pension and postretirement items:
Amortization of prior service cost	$(0.4)	$0.1	Other expense — net
Actuarial losses	—	(0.9)	Other expense — net
Amortization of pension and postretirement items, before tax	(0.4)	(0.8)
Tax effect	0.1	0.7	Income tax expense (benefit)
Amortization of pension and postretirement items, net of tax	$(0.3)	$(0.1)

Total reclassifications, net of tax	$(0.3)	$0.2

17. Earnings (Loss) Per Share

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

As the Company reported net earnings and earnings from discontinued operations for both the three months ended March 31, 2022 and 2021, basic and diluted earnings per share are calculated as outlined above. As the Company reported a net loss from continuing operations for both the three months ended March 31, 2022 and 2021, the weighted average shares outstanding is the same for both the basic loss per share and diluted loss per share calculations as the inclusion of potential shares of common stock equivalents would be antidilutive., even though the exercise price could be less than the average market price of the common shares. In addition, certain performance share units whose conditions were not met at the end of each of the respective reporting periods have also been excluded from the computation of earnings per share.

The components of weighted average basic and diluted shares outstanding are as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding — Basic	143,065,161	141,622,281

Effect of dilutive securities:
Stock options	297,285	70,226
Unvested restricted stock units	580,104	496,605
Unvested performance share units	46,213	—
Effect of dilutive securities	923,602	566,831
Weighted average shares outstanding — Diluted	143,988,763	142,189,112

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

The Company evaluates segment performance based on an "Adjusted Operating EBITDA" metric. Adjusted Operating EBITDA, a non-GAAP financial measure, is defined as earnings (loss) from continuing operations before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, separation expense, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, divestiture-related transaction costs, Transformation Program expense and certain other items. In addition, certain corporate-level expenses and eliminations are not allocated to the segments. These unallocated expenses include corporate overhead, stock-based compensation expense and certain other non-operating expenses. The Company's presentation of Adjusted Operating EBITDA may not be comparable to similar measures used by other companies and are not necessarily indicative of the results of operations that would have occurred had each operating business segment been an independent, stand-alone entity during the periods presented.

The following table presents financial information relating to the Company's geographic business segments, reconciled to "Net sales" and "Loss from continuing operations before income taxes" included in the Company's Consolidated Statements of Operations presented in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended March 31,
	2022	2021
Net sales:
Americas	$243.1	$193.2
EMEA	122.8	89.8
APAC	51.1	42.0
Elimination of intersegment sales	(84.0)	(71.7)
Total net sales	$333.0	$253.3

Segment Adjusted Operating EBITDA:
Americas	$31.5	$28.8
EMEA	23.0	12.7
APAC	7.7	4.8
Total Segment Adjusted Operating EBITDA	62.2	46.3
Corporate and unallocated expenses	(21.9)	(21.4)
Amortization expense	(9.9)	(10.7)
Depreciation expense	(5.2)	(4.6)
Transaction costs (1)	(2.1)	—
Transformation Program expense (2)	—	(2.2)
Restructuring activities	—	(0.2)
Earnings from continuing operations	23.1	7.2
Interest expense	(10.5)	(10.5)
Other expense — net (3)	(13.2)	(2.9)
Loss from continuing operations before income taxes	$(0.6)	$(6.2)
(1) Transaction costs for the three months ended March 31, 2022 are related to the pending sale of the Company and consist primarily of professional services recorded in "Selling, general and administrative expenses".

(2) Transformation Program expense includes consulting and other costs associated with the execution of the Company's Transformation Program initiatives, which was completed as of December 31, 2021. Refer to Note 15, "Business Transformation Program and Restructuring" for discussion.

(3) Other expense - net is comprised primarily of $12.5 million and $2.8 million respectively, of foreign currency transaction losses incurred during the three months ended March 31, 2022 and 2021. Foreign currency transaction losses are inclusive of losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.

Adjusted Operating EBITDA % by segment (4):
Americas	12.9%	14.9%
EMEA	18.7%	14.1%
APAC	15.1%	11.4%
(4) Adjusted Operating EBITDA % is calculated by dividing Adjusted Operating EBITDA by net sales for each respective segment.

(in millions)	Three Months Ended March 31,
	2022	2021
Third-party net sales by geographic area (5):
United States	$178.4	$142.9
Other Americas	24.9	16.9
EMEA	86.3	58.9
APAC	43.4	34.6
Total net sales by geographic area	$333.0	$253.3
(5) Third-party net sales in the section above are attributed to geographic regions based on location of customer.

Net sales by product class and geographic business segment are as follows:

(in millions)	Three Months Ended March 31, 2022
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$176.4	$31.9	$208.3
EMEA	71.9	15.2	87.1
APAC	30.0	7.6	37.6
Total net sales	$278.3	$54.7	$333.0

(in millions)	Three Months Ended March 31, 2021
	Commercial Foodservice Equipment	Aftermarket Parts and Support	Total
Americas	$135.3	$32.5	$167.8
EMEA	47.2	10.2	57.4
APAC	22.1	6.0	28.1
Total net sales	$204.6	$48.7	$253.3

The Company's total consolidated assets by geographic segment are as follows:

(in millions)	March 31,	December 31,
	2022	2021
Americas	$1,638.1	$1,587.1
EMEA	367.4	362.3
APAC	218.9	218.8
Corporate	113.5	109.4
Total assets	$2,337.9	$2,277.6

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

Executive Summary

Merger with Ali Holding S.r.l.

On July 14, 2021, our company and Ali Holding S.r.l. (“Ali Group”), a significant and diversified global foodservice equipment manufacturer and distributor, entered into a merger agreement under which Ali Group will acquire our company in an all-cash transaction for $24.00 per share, or approximately $3.5 billion in aggregate equity value and $4.8 billion in enterprise value. The merger agreement has been unanimously approved by the Company's board of directors and on September 30, 2021, was subsequently approved by our stockholders.

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

In conjunction with obtaining regulatory approval for the closing of the merger agreement, Welbilt and the Ali Group made the decision to divest of Welbilt's Ice Business ("Ice Business") and on March 3, 2022, Welbilt entered into a definitive agreement to sell the Ice Business to Pentair plc for approximately $1.6 billion in cash, subject to customary post-closing adjustments. The completion of the sale of the Ice Business is subject to the satisfaction or waiver of customary closing conditions, including (i) receipt of applicable regulatory approvals, and (ii) the substantially concurrent closing of the merger agreement with Ali Group discussed above.

Welbilt expects to receive regulatory approval for the sale of Welbilt to Ali Group from the United States, United Kingdom, and European Union prior to closing the sale of the Ice Business to Pentair plc. and subsequently close both the merger agreement with Ali Group and the sale of the Ice Business to Pentair plc concurrently. The Company currently expects to receive the necessary approvals and complete these transactions in the second or third quarter of 2022.

In accordance with applicable accounting guidance, the results of the Ice Business are presented as discontinued operations in the Consolidated Statements of Operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of the Ice Business and has presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" in the Consolidated Balance Sheets for all periods presented. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 3 to the Consolidated Financial Statements for further details.

Financial Results Highlights

Highlights of our financial results from continuing operations as of and for the three months ended March 31, 2022, as compared to the same period of the prior year, are as follows:

•Net sales were $333.0 million, an increase of 31.5%.

•Organic net sales from continuing operations (a non-GAAP measure) were $327.6 million, an increase of 33.4%.

•Gross profit (as a percentage of net sales) was 32.9% compared to 35.5% for the same quarter of 2021.

•Earnings from continuing operations were $23.1 million, an increase of $15.9 million.

•Adjusted Operating EBITDA from continuing operations (a non-GAAP measure) was $40.3 million, an increase of 61.8%, while Adjusted Operating EBITDA margin (a non-GAAP measure) was 12.1% compared to 9.8% for the same quarter of 2021.

•Net earnings were $2.9 million and diluted net earnings per share was $0.02.

•As of March 31, 2022, our total liquidity was $342.2 million, consisting of $138.9 million of cash and cash equivalents and $203.3 million available for additional borrowing under our senior secured revolving credit facility, to the extent we are compliant with financial covenants which permit such borrowings. As of March 31, 2022, cash and cash equivalents includes the cash balances and equivalents from our continuing operations of $108.3 million and $30.6 million of cash from discontinued operations

•Our total outstanding long-term debt, excluding finance leases, as of March 31, 2022 was $1,470.0 million.

The following is a summary of factors that impacted our operating results and liquidity during the three months ended March 31, 2022.

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

Throughout the year ended December 31, 2021 and through the three months ended March 31, 2022, we continued to see increases in the cost of specific commodities, components and parts purchased, including the impact of rising inflation rates and tariffs, as challenges in the supply chain and shipping and logistics delays continue to persist. The availability of key electronic components used in embedded electronic controls worsened throughout the year ended December 31, 2021 and the three months ended March 31, 2022. During the three months ended March 31, 2022, we continued to expend significant effort and resources to redesign controls to utilize available parts and to source these electronic components on the spot market, often at a large premium to historical prices.

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

On November 5th, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes our employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022, and is currently stayed. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and other regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, we expect there would be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, and increased costs and diminished availability of raw materials which would result in delays in the manufacturing process, negatively impact our future sales levels and ongoing customer relationships.

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

Impact of Military Conflict Between Russia and Ukraine on our Business

The current military conflict between Russia and Ukraine and the deteriorating global political and economic conditions, may adversely affect our business and results of operations. Governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Consequences of the conflict between Russia and Ukraine may ultimately result in additional international sanctions, embargoes, regional instability, and geopolitical shifts. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional inflation and supply chain disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and results of operations. The extent of any negative effects on the global economy and our business and results of operations, cannot be predicted. As the Company has limited operations and sales in Russia, the impact of this conflict did not have a material impact on our results of operations during the three months ended March 31, 2022. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade could negatively impact our future business and results of operations.

Industry and Business Conditions

Throughout 2020 and 2021 and through the first quarter of 2022, the COVID-19 pandemic created a decline in economic activity across the globe and many hospitality and restaurant companies were forced to close either temporarily or permanently, and the vast majority experienced a significant decline in revenues early in the pandemic. The effects on businesses across many industries was pervasive and injected uncertainty into the consumer foodservice industry but it has been improving steadily as most restrictions in North America and Europe have been lifted. More recently, the consumer foodservice industry has been impacted by labor shortages and inflationary pressures from rising food, energy and labor costs. This is driving demand for new and more efficient equipment to help offset these cost pressures, which has positively impacted our operating results for the first quarter of 2022.

Business Strategies

While our strategic objectives are long-term and remain intact, the uncertainty surrounding the recovery from the COVID-19 pandemic will impact the extent and timing of the execution of these objectives. Our immediate focus remains on ensuring the safety of our stakeholders and innovation investments with the pace of recovery in our revenues as the industry rebounds. Our specific strategic objectives, which are discussed in further detail in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, include:

•    Achieve profitable growth

•    Create innovative products and solutions

•    Enhance customer satisfaction

•    Drive operational excellence

•    Develop great people

Results of Operations for the Three Months Ended March 31, 2022 and 2021

As discussed above, the results of the Ice Business are presented as "Earnings from discontinued operations, net of income tax expense" in the Consolidated Statements of Operations and have been excluded from the Company's continuing operations for all periods presented. The following discussion and analysis of financial condition and results of operations are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 3 to the Consolidated Financial Statements.

The following table sets forth our consolidated financial results for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2022	2021	$	%
Net sales	$333.0	$253.3	$79.7	31.5%
Cost of sales	223.3	163.3	60.0	36.7%
Gross profit	109.7	90.0	19.7	21.9%
Gross margin (% of Net sales)	32.9%	35.5%		(2.7)%
Selling, general and administrative expenses	76.9	72.5	4.4	6.1%
Amortization expense	9.7	10.1	(0.4)	(4.0)%
Restructuring and other expense	—	0.2	(0.2)	(100.0)%
Earnings from continuing operations	23.1	7.2	15.9	220.8%
Interest expense	10.5	10.5	—	—%
Other expense — net	13.2	2.9	10.3	N/A
Loss from continuing operations before income taxes	(0.6)	(6.2)	5.6	(90.3)%
Income tax expense (benefit) on continuing operations	0.3	(1.7)	2.0	117.6%
Net loss from continuing operations	(0.9)	(4.5)	3.6	80.0%
Earnings from discontinued operations, net of income tax expense of $0.7 and $3.5, respectively	3.8	12.4	(8.6)	(69.4)%
Net earnings	$2.9	$7.9	$(5.0)	(63.3)%
N/A = not meaningful

Analysis of Net Sales

"Net sales" for our geographic business segments consist of the following for the periods presented:

(in millions)	Three Months Ended March 31,		Change
	2022	2021	$	%
Americas	$243.1	$193.2	$49.9	25.8%
EMEA	122.8	89.8	33.0	36.7%
APAC	51.1	42.0	9.1	21.7%
Elimination of intersegment sales	(84.0)	(71.7)	(12.3)	(17.2)%
Total net sales	$333.0	$253.3	$79.7	31.5%

Net sales totaled $333.0 million for the three months ended March 31, 2022 representing an increase of $79.7 million, or 31.5%, compared to the same period of the prior year. The increase in net sales was primarily the result of increased volumes largely due to an increase in general market demand resulting from our continued recovery from the COVID-19 pandemic and to a much lesser extent, increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2022 by $2.3 million as compared to the three months ended March 31, 2021.

Net sales in the Americas segment for the three months ended March 31, 2022 increased $49.9 million, or 25.8%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $40.5 million and a $9.4 million increase in intersegment sales. The increase in third-party net sales was primarily the result of both increased volumes due to an increase in general market demand, primarily as a result of our continued recovery from the COVID-19 pandemic in the region, and increased net pricing. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2022 by $1.3 million as compared to the same period of the prior year.

Net sales in the EMEA segment for the three months ended March 31, 2022 increased $33.0 million, or 36.7%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $29.7 million and an increase of $3.3 million in intersegment sales. The increase in third-party net sales was primarily the result of increased volumes due to the increase in general market demand primarily resulting from our continued recovery from the ongoing COVID-19 pandemic and to a much lesser extent, increased net pricing. Foreign currency translation negatively impacted third-party net sales for the three months ended March 31, 2022 by $0.1 million as compared to the same period of the prior year.

Net sales in the APAC segment for the three months ended March 31, 2022 increased $9.1 million, or 21.7%, compared to the same period of the prior year. The increase was primarily driven by increased third-party net sales of $9.5 million offset by a $0.4 million decrease in intersegment sales. The increase in third-party net sales was primarily driven by increased volumes largely due to an increase in general market demand resulting from our continued recovery from the ongoing COVID-19 pandemic. Foreign currency translation positively impacted third-party net sales for the three months ended March 31, 2022 by $0.9 million as compared to the same period of the prior year.

Analysis of Earnings from Operations

Gross profit

"Gross profit" for the three months ended March 31, 2022 totaled $109.7 million, an increase of $19.7 million, or 21.9%, compared to the same period of the prior year. The increase in gross profit was primarily driven by a $24.8 million favorable impact from increased net pricing and a $16.9 million favorable impact resulting from increased product volumes and mix. These favorable impacts were partially offset by: (i) $15.9 million of unfavorable material costs, primarily driven by ongoing broad-based inflationary pressures experienced during the first quarter of 2022 and continued macroeconomic impacts of the COVID-19 pandemic on the supply chain, partially offset by the procurement sourcing savings associated with the Transformation Program, (ii) $4.1 million of unfavorable labor and other manufacturing costs, primarily driven by production inefficiencies resulting from supply chain disruptions related to the pandemic and (iii) $ and $2.0 million of negative foreign currency translation impact.

Selling, general and administrative expenses

"Selling, general and administrative expenses" for the three months ended March 31, 2022 totaled $76.9 million, an increase of $4.4 million, or 6.1%, compared to the same period of the prior year. This increase is primarily due to: (i) $2.7 million of higher marketing and commission costs primarily resulting from increased sales volumes, (ii) $2.0 million of transaction expenses related to the pending merger with Ali Group, and (iii) a $1.1 million favorable foreign currency translation impact as compared to the same period of the prior year. The impact of these increases was partially offset by $1.7 million of lower third-party consulting costs incurred in connection with our Transformation Program completed during the quarter ended December 31, 2021.

Analysis of Segment Adjusted Operating EBITDA

"Adjusted Operating EBITDA" (a non-GAAP measure) for our geographic segments consisted of the following for the periods presented:

(in millions, except percentage data)	Three Months Ended March 31,		Change
	2022	2021	$	%
Americas	$31.5	$28.8	$2.7	9.4%
EMEA	23.0	12.7	10.3	81.1%
APAC	7.7	4.8	2.9	60.4%
Total Segment Adjusted Operating EBITDA	62.2	46.3	15.9	34.3%
Less: Corporate and unallocated expenses	(21.9)	(21.4)	(0.5)	(2.3)%
Total Adjusted Operating EBITDA	$40.3	$24.9	$15.4	61.8%

Adjusted Operating EBITDA margin (1)	12.1%	9.8%		2.3%

(1) Adjusted Operating EBITDA margin is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Operating EBITDA in the Americas segment for the three months ended March 31, 2022 increased by $2.7 million, or 9.4%. This increase was primarily driven by $24.2 million of favorable impact from net pricing and a $1.6 million favorable impact for product volumes and mix. The impact of these increases was partially offset by: (i) $15.5 million of unfavorable material costs, primarily driven by continued broad-based inflationary pressures experienced during the first quarter of 2022, partially offset by the procurement sourcing savings associated with the Transformation Program, (ii) $3.3 million of unfavorable labor and other manufacturing costs, primarily driven by continued production inefficiencies resulting from supply chain disruptions related to the pandemic and (iii) a $1.1 million unfavorable foreign currency translation impact.

Adjusted Operating EBITDA in the EMEA segment for the three months ended March 31, 2022 increased by $10.3 million, or 81.1% primarily driven a $15.3 million favorable impact from increased product volumes and mix and $1.1 million favorable impact from net pricing. The impact of these increases was partially offset by: (i) a $2.0 million negative foreign currency translation impact, (ii) $1.5 million of unfavorable labor and manufacturing cost, primarily driven by continued production inefficiencies resulting from supply chain disruptions related to the pandemic and (iii) $0.5 million of higher material costs, primarily driven by continued inflationary pressures experienced during the first quarter of 2022.

Adjusted Operating EBITDA in the APAC segment for the three months ended March 31, 2022 increased by $2.9 million, or 60.4%. This increase was primarily driven by $1.9 million of favorable product volumes and mix and $0.7 million of favorable impact from net pricing.

Corporate and unallocated expenses reflect certain corporate-level expenses and eliminations that are not allocated to the geographic business segments. For the three months ended March 31, 2022, corporate and unallocated expenses remained consistent with the level of corporate and unallocated expenses incurred for the three months ended March 31, 2021.

Analysis of Non-Operating Income Statement Items

For both of the three months ended March 31, 2022 and 2021, respectively,, "Interest expense" was $10.5 million, which includes the interest expense on our Senior Notes in continuing operations, while the interest expense on borrowings under our Senior Secured Credit Facility is included as a component of "Earnings from discontinued operations, net of income tax expense".

For the three months ended March 31, 2022, "Other expense — net" was an expense of $13.2 million, compared to an expense of $2.9 million for the same period of the prior year. The increase in expense of $10.3 million is primarily the result of higher non-cash foreign currency translation losses on intercompany notes payable compared to the same period of prior year.

Analysis of Income Taxes

For the three months ended March 31, 2022, the Company recorded a $0.3 million income tax expense, reflecting a (50.0)% effective tax rate, compared to a $1.7 million income tax benefit for the three months ended March 31, 2021, reflecting a 27.4% effective tax rate. The change in the effective tax rate for the three months ended March 31, 2022, compared to the same period of the prior year, is primarily due to the increase in transaction related costs, repatriation of foreign earnings, Company's decrease in loss from continuing operations before income taxes and the relative weighting of jurisdictional income and loss, which was partially offset by the deferred taxes related to stock compensation. For the three months ended March 31, 2022, the income tax provision includes a net discrete tax expense of $0.4 million primarily related to repatriation of foreign earnings and changes in deferred taxes related to stock compensation, as compared to the income tax benefit for the three months ended March 31, 2021, which includes a net discrete benefit of $0.3 million primarily related to changes for income tax returns filed, and the changes in deferred taxes related to stock compensation and repatriation of foreign earnings.

Liquidity and Capital Resources

Overview of Factors Affecting our Liquidity

We manage cash centrally, generally reinvest net earnings locally and meet our working capital requirements from cash and cash equivalents, cash flows from operations and capacity under our existing credit facilities. As of March 31, 2022, our total liquidity was $342.2 million, consisting of $138.9 million of cash and cash equivalents and $203.3 million available for additional borrowings under our senior secured revolving credit facility ("Revolving Credit Facility"), to the extent our compliance with financial covenants permits such borrowings, compared to total liquidity of $407.6 million as of December 31, 2021. Cash and cash equivalents includes the cash balances and equivalents from our continuing operations of $108.3 million and $91.6 million as of March 31, 2022 and December 31, 2021, respectively, and cash from discontinued operations of $30.6 million and $42.6 million as of March 31, 2022 and December 31, 2021, respectively. Consistent with our historical trends, our liquidity generally decreases in the first quarter and increases in the remaining quarters of the year driven by our earnings cycle as well as the timing of large cash payments in the first quarter such as annual rebates, incentive compensation and the build-up of inventory in advance of the historically higher sales period in the spring and early summer months. The Company’s total liquidity for the quarter ended March 31, 2022 was also limited by higher inventory levels of raw materials primarily due to increased purchases of critical components needed to manufacture our commercial foodservice equipment that have been impacted by supply chain disruptions. Inventory of finished goods also increased primarily due to delays from third-party shipping companies picking up equipment from our facilities.

As of March 31, 2022, approximately 85% of our cash and cash equivalents and restricted cash were held outside of the U.S. The majority of the cash generated in the U.S. is used to fund current and expected future working capital requirements and to fund debt service obligations. We maintain significant operations outside of the U.S., and as a result, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is to maintain cash balances outside of the U.S. and to meet our liquidity needs through ongoing cash flows, external borrowings, or both. We plan to continue reinvesting foreign earnings indefinitely outside of the U.S. with certain limited exceptions.

Our future cash needs are currently expected to be primarily related to operating activities, inclusive of capital investments, working capital and debt service. We estimate that our capital expenditures will be between $25.0 million and $30.0 million for the year ending December 31, 2022. The amount of actual capital expenditures may be impacted by general economic, financial or operational changes, including the future impact of the global COVID-19 pandemic on our operating results, the success and timing of the closing of the merger with Ali Group and the sale of the Ice Business, and competitive, legislative and regulatory factors, among other considerations. We expect that our future cash generated from operations, together with our capacity under our existing senior secured revolving credit facility and our access to capital markets, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months.

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

Sources and Uses of Cash

Cash and cash equivalents and restricted cash as of March 31, 2022 totaled $138.9 million, was comprised of $108.8 million included in continuing operations and $30.1 million included as a component of "Current assets from discontinued operations". Cash and cash equivalents and restricted cash as of December 31, 2021 totaled $140.7 million, including $92.0 million in continuing operations and $42.7 included as a component of "Current assets from discontinued operations".

The table below summarizes our cash flows for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as follows:

(in millions)	Three Months Ended March 31,		Change
	2022	2021
Cash provided by (used in) continuing operations:
Cash used in operating activities	$(49.9)	$(20.4)	$(29.5)
Cash used in investing activities	(3.1)	(4.0)	$0.9
Cash provided by financing activities	70.6	37.1	$33.5
Cash provided by (used in) discontinued operations:
Cash (used in) provided by operating activities	(11.3)	4.0	$(15.3)
Cash used in investing activities	(0.8)	(0.7)	$(0.1)
Cash provided by (used in) financing activities	—	—	$—
Effect of exchange rate changes on cash	(0.8)	(0.6)	$(0.2)
Net increase in cash and cash equivalents and restricted cash	$4.7	$15.4	$(10.7)

Operating Activities

Cash used in operating activities of continuing operations for the three months ended March 31, 2022 was $49.9 million, consisting primarily of a net loss from continuing operations $0.9 million, adjusted for non-cash charges totaling $17.7 million for depreciation and amortization expense, deferred income taxes and stock-based compensation and cash inflows of $23.4 million related to an increase in trade accounts payable, offset by cash outflows of $46.3 million related to an increase in inventory and $43.8 million associated with the timing of other current and long-term liabilities and other assets. The increase in inventory is due to both a seasonal build and our increased levels of key components as an effort to mitigate future supply disruptions.

Cash used in operating activities for the three months ended March 31, 2021 was $20.4 million, consisting primarily of a net loss from continuing operations of $4.5 million, adjusted for non-cash charges totaling $18.5 million for depreciation and amortization expense, deferred income taxes and stock-based compensation and cash inflows of $15.0 million related to an increase in trade accounts payable, offset by cash outflows of $20.8 million related to a seasonal build of inventory and $28.6 million associated with the timing of other current and long-term liabilities and other assets, including accounts receivable.

Investing Activities

Cash used in investing activities of continuing operations of $3.1 million for the three months ended March 31, 2022 was the result of capital expenditures made during the period.

Cash used in investing activities of continuing operations of $4.0 million for the three months ended March 31, 2021 was for capital expenditures.

Financing Activities

Cash provided by financing activities of $70.6 million for the three months ended March 31, 2022 consisted primarily of $80.3 million of proceeds from long-term debt, partially offset by $10.5 million of repayments on long-term debt and finance leases.

Cash provided by financing activities for the three months ended March 31, 2021 of $37.1 million consisted primarily of $58.0 million of net borrowings on long-term debt and finance leases, partially offset by $21.3 million by repayments on long-term debt and finance leases..

Financing Resources

Our primary financing resources consist of our 2016 Credit Agreement and our 9.50% Senior Notes due 2024. Collectively, these arrangements represent the majority of our financing resources, which combined with cash generated by our business operations, are used to meet our financial obligations and liquidity requirements. The general terms of our financing arrangements as of March 31, 2022 are set forth below.

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

Beginning in the second quarter of 2021, the Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio covenants have been reinstated at modified levels as compared to the covenants that were in effect beginning June 30, 2020 and phased-in to the pre-amendment covenant levels by the fourth quarter of 2021.

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

As of March 31, 2022, borrowings under the 2016 Credit Agreement bore interest at a rate per annum equal to, at our option, either (i) London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 2.50% for the Term Loan B Facility and 1.50% to 2.50%, for the Revolving Credit Facility (depending on our Consolidated Total Leverage Ratio) or (ii) an alternate base rate plus an applicable margin that is 1.00% less than the LIBOR-based applicable margin. The Amendment includes a quarterly fee that was applicable through the fourth quarter of 2021 in an amount equal to a per annum rate of 0.50% on the average outstanding balance of the Revolving Credit Facility, payable on a quarterly basis.

Senior Notes

On February 18, 2016, we issued 9.50% Senior Notes due 2024 (the "Senior Notes") in an aggregate principal amount of $425.0 million, all of which was outstanding as of both March 31, 2022 and December 31, 2021. The Senior Notes were issued under an indenture with Wells Fargo Bank, National Association, as trustee, and are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of our domestic restricted subsidiaries who are a borrower or guarantor under the 2016 Credit Agreement.

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

We were in compliance with all affirmative and negative covenants, including any financial covenants, pertaining to our financing arrangements, in effect as of March 31, 2022.

A summary of our outstanding financing obligations, excluding finance leases, is as follows:

(in millions)	March 31,	December 31,
	2022	2021
Revolving Credit Facility	$190.0	$120.0
Term Loan B Facility	855.0	855.0
9.50% Senior Notes due 2024	425.0	425.0
Total debt	$1,470.0	$1,400.0

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

As discussed above, and in Note 8, "Debt", of the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, in February 2016, we issued Senior Notes under an indenture with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Senior Notes were initially sold to qualified institutional buyers pursuant to Rule 144A (and outside the U.S. in reliance on Regulation S) under the Securities Act of 1933 ("Securities Act"). In September 2016, we completed an exchange offer pursuant to which all of the initial Senior Notes were exchanged for new Senior Notes, the issuance of which was registered under the Securities Act.

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

In order to present the Guarantor Subsidiaries and Non-Guarantor Subsidiaries summarized financial information in accordance with Rule 3-10 of Regulation S-X, the summarized financial information below is presented as if there were no reclassifications of the Ice Business as "Earnings from discontinued operations, net of income tax expense" in the Company's Consolidated Statement of Operations or as "Current assets of discontinued operations" or "Current liabilities of discontinued operations" in the Company's Consolidated Balance Sheet. The summarized financial information of the Guarantor Subsidiaries in the following tables is also presented on a combined basis with intercompany balances and transactions between the entities within the Guarantor Subsidiaries eliminated. The information also includes elimination entries necessary to consolidate the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries, equity and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because as guarantors, these subsidiaries are fully and unconditionally, jointly and severally liable under the guarantees, except for normal and customary release provisions.

WELBILT, INC.
Summarized Consolidating Statement of Operations
(Unaudited)

(in millions)	Three Months Ended March 31, 2022
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$286.9	$258.2	$(137.4)	$407.7
Gross profit	$—	$58.9	$75.8	$—	$134.7
(Loss) earnings from operations	$(20.8)	$15.0	$41.7	$—	$35.9
Net earnings	$1.5	$32.8	$12.1	$(43.0)	$3.4

WELBILT, INC.
Summarized Consolidating Balance Sheet
(Unaudited)

(in millions)	March 31, 2022
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Total current assets	$49.5	$292.5	$444.9	$—	$786.9
Property, plant and equipment — net	14.0	69.3	51.2	—	134.5
Operating lease right-of-use assets	1.8	4.7	35.7	—	42.2
Goodwill	—	832.4	101.5	—	933.9
Other intangible assets — net	0.2	280.5	127.0	—	407.7
Due from affiliates	—	3,472.5	—	(3,472.5)	—
Investment in subsidiaries	4,513.5	—	—	(4,513.5)	—
Other non-current assets	8.1	3.8	20.8	—	32.7
Total assets	$4,587.1	$4,955.7	$781.1	$(7,986.0)	$2,337.9
Liabilities and equity
Total current liabilities	$17.9	$173.3	$165.1	$—	$356.3
Long-term debt and finance leases	1,458.3	—	0.7	—	1,459.0
Due to affiliates	2,689.4	—	783.2	(3,472.6)	—
Investment in subsidiaries	—	242.8	—	(242.8)	—
Other long-term liabilities	59.8	25.8	67.8	—	153.4
Total non-current liabilities	4,207.5	268.6	851.7	(3,715.4)	1,612.4
Total equity (deficit)	369.2	4,513.4	(242.8)	(4,270.6)	369.2
Total liabilities and equity	$4,594.6	$4,955.3	$774.0	$(7,986.0)	$2,337.9

(in millions)	December 31, 2021
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Total current assets	$29.2	$284.1	$394.8	$—	$708.1
Property, plant and equipment — net	14.7	68.0	52.9	—	135.6
Operating lease right-of-use assets	1.9	5.1	37.2	—	44.2
Goodwill	—	832.4	103.9	—	936.3
Other intangible assets — net	0.2	287.6	133.0	—	420.8
Due from affiliates	—	3,561.5	—	(3,561.5)	—
Investment in subsidiaries	4,694.5	—	—	(4,694.5)	—
Other non-current assets	8.6	4.2	19.8	—	32.6
Total assets	$4,749.1	$5,042.9	$741.6	$(8,256.0)	$2,277.6
Liabilities and equity
Total current liabilities	$32.8	$177.7	$162.6	$—	$373.1
Long-term debt and finance leases	1,387.5	—	0.5	—	1,388.0
Due to affiliates	2,910.7	—	650.9	(3,561.6)	—
Investment in subsidiaries	—	143.6	—	(143.6)	—
Other long-term liabilities	59.8	27.1	71.2	—	158.1
Total non-current liabilities	4,358.0	170.7	722.6	(3,705.2)	1,546.1
Total equity (deficit)	358.3	4,694.5	(143.6)	(4,550.8)	358.4
Total liabilities and equity	$4,749.1	$5,042.9	$741.6	$(8,256.0)	$2,277.6

Leasing Arrangements

We lease various assets under leasing arrangements. The future estimated payments under these arrangements are disclosed in Note 18, "Leases," of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures discussed below to evaluate our results of operations, financial condition and liquidity. We believe that the presentation of these non-GAAP financial measures, when viewed as a supplement to our results prepared in accordance with U.S. GAAP, provides useful information to investors in evaluating the ongoing performance of our operating businesses, provides greater transparency into our results of operations and is consistent with how we evaluate our operating performance and liquidity. In addition, these non-GAAP measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to similar data, we make this data available to the public. None of the non-GAAP measures presented should be considered as an alternative to net earnings (loss), earnings from operations, net cash provided by (used in) operating activities, net sales or any other measures derived in accordance with U.S. GAAP. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for financial measures presented in accordance with U.S. GAAP. The presentation of our non-GAAP financial measures may change from time to time, including as a result of changed business conditions, new accounting rules or otherwise. Further, our use of these terms may vary from the use of similarly-titled measures by other companies due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. As discussed above, in the calculation of the non-GAAP financial measures, we have also excluded the operating results of the Ice Business as a component of continued operations consistent within the Company's Consolidated Statements of Operations. The Ice Business has been included in "Earnings from discontinued operations" for all periods presented in the Company's Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q for the Company's quarter ended March 31, 2022.

Free Cash Flow

We refer to "Free Cash Flow", a non-GAAP measure, as our net cash provided by or used in operating activities from continuing operations plus capital expenditures less acquisition-related transaction and integration costs and divestiture-related transaction costs. We believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally to fund our debt repayments, acquisitions, dividends and share repurchases, if any. Free Cash Flow reconciles to net cash provided by (used in) operating activities from continuing operations included in our Consolidated Statements of Cash Flows presented in accordance with U.S. GAAP, as follows:

(in millions)	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities from continuing operations	(49.9)	$(20.4)
Plus: Capital expenditures	(3.1)	(4.0)
Less: Transaction costs (1)	2.1	—
Free cash flow from continuing operations	$(50.9)	$(24.4)

 (1) Transaction costs for the three months ended March 31, 2022 are related to the pending sale of the Company and consist primarily of professional services recorded in "Selling, general and administrative expenses".

Adjusted Operating EBITDA

In addition to analyzing our operating results on a U.S. GAAP basis, we also review our results on an “Adjusted Operating EBITDA” basis. Adjusted Operating EBITDA is defined as net earnings (loss) from continuing operations, before interest expense, income taxes, other income or expense, depreciation and amortization expense plus certain other items such as loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, loss on modification or extinguishment of debt, acquisition-related transaction and integration costs, divestiture-related transaction costs, Transformation Program expense and certain other items, which are non-operating and unusual in nature. We use Adjusted Operating EBITDA as the basis on which we evaluate our financial performance and make resource allocations and other operating decisions. We consider it important that investors review the same operating information used by us. Our Adjusted Operating EBITDA reconciles to net earnings as presented in the Consolidated Statements of Operations in accordance with U.S. GAAP as follows:

(in millions, except percentage data)	Three Months Ended March 31,
	2022	2021
Net loss from continuing operations	$(0.9)	$(4.5)
Income tax expense (benefit) on continuing operations	0.3	(1.7)
Other expense — net (1)	13.2	2.9
Interest expense	10.5	10.5
Earnings from continuing operations	23.1	7.2
Restructuring activities	—	0.2
Amortization expense	9.9	10.7
Depreciation expense	5.2	4.6
Transformation Program expense (2)	—	2.2
Transaction costs (3)	2.1	—
Total Adjusted Operating EBITDA	$40.3	$24.9

Adjusted Operating EBITDA margin (4)	12.1%	9.8%
(1) Other expense - net consists primarily of $12.5 million and $2.8 million, respectively, of foreign currency transaction losses incurred during the three months ended March 31, 2022 and 2021. Foreign currency transaction losses are inclusive of losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes.
(2) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 14, "Business Transformation Program and Restructuring" for discussion of the impact to the Consolidated Statements of Operations.
(3) Transaction costs for the three months ended March 31, 2022 are related to the pending merger of the Company with Ali Group and consist primarily of professional services recorded in "Selling, general and administrative expenses."
(4) Adjusted Operating EBITDA margin in the section above is calculated by dividing the dollar amount of Adjusted Operating EBITDA by net sales.

Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share

We define Adjusted Net Earnings as net earnings before the impact of certain items, such as divestiture-related transaction costs, loss on modification or extinguishment of debt, loss from impairment of assets, gain or loss from disposal of assets, restructuring activities, Transformation Program expense, acquisition-related transaction and integration costs, divestiture-related transaction costs, expenses associated with pension settlements, foreign currency transaction gain or loss, certain other items and the tax effect of the aforementioned adjustments, as applicable. Adjusted Diluted Net Earnings Per Share for each period represents Adjusted Net Earnings while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. We believe these measures are useful to investors in assessing the ongoing performance of our underlying businesses before the impact of certain items. The following table presents Adjusted Net Earnings and Adjusted Diluted Net Earnings Per Share reconciled to net earnings and diluted net earnings per share, respectively, presented in accordance with U.S. GAAP:

(in millions, except per share data)	Three Months Ended March 31,
	2022	2021
Net earnings	$2.9	$7.9
Restructuring activities	—	0.2
Transformation Program expense (1)	—	2.2
Transaction costs (2)	2.1	—
Foreign currency transaction loss (3)	12.5	2.8
Tax effect of adjustments (4)	(3.1)	(1.2)
Total Adjusted Net Earnings	$14.4	$11.9

Per share basis
Diluted net earnings	$0.02	$0.06
Restructuring activities	—	—
Transformation Program expense (1)	—	0.01
Transaction costs (2)	0.01	—
Foreign currency transaction loss (3)	0.09	0.02
Tax effect of adjustments (4)	(0.02)	(0.01)
Total Adjusted Diluted Net Earnings	$0.10	$0.08

(1) Transformation Program expense includes consulting and other costs associated with executing our Transformation Program initiatives. Refer to Note 15, "Business Transformation Program and Restructuring," for discussion of the impact to the Consolidated Statements of Operations.
(2) Transaction costs for the three months ended March 31, 2022 are related to the pending merger of the Company with Ali Group and consist primarily of professional services recorded in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations.
(3) Foreign currency transaction losses are inclusive of losses on related foreign currency exchange contracts not designated as hedging instruments for accounting purposes. Foreign currency transaction losses are included as a component of "Other expense - net" in the Company's Consolidated Statements of Operations.
(4) The tax effect of adjustments is determined using the statutory tax rates for the countries comprising such adjustments.

Organic Net Sales

We define "Organic net sales" as net sales from continuing operations before the impact of foreign currency translations, acquisitions and divestitures during the period. We believe the Organic net sales measure is useful to investors in assessing the ongoing performance of our underlying businesses. Organic net sales from continuing operations reconciles to net sales presented in accordance with U.S. GAAP as follows:

(in millions)	Three Months Ended March 31,
	2022	2021
Consolidated:
Net sales	$417.0	$325.0
Less: Intersegment sales	(84.0)	(71.7)
Net sales (as reported)	333.0	253.3
Impact of foreign currency translation(1)	(5.4)	(7.7)
Organic net sales	$327.6	$245.6

Americas:
Net sales	$243.1	$193.2
Less: Intersegment sales	(34.8)	(25.4)
Third-party net sales	208.3	167.8
Impact of foreign currency translation(1)	(0.1)	(1.4)
Total Americas organic net sales	$208.2	$166.4

EMEA:
Net sales	$122.8	$89.8
Less: Intersegment sales	(35.7)	(32.4)
Third-party net sales	87.1	57.4
Impact of foreign currency translation(1)	(5.1)	(5.2)
Total EMEA organic net sales	$82.0	$52.2

APAC:
Net sales	$51.1	$42.0
Less: Intersegment sales	(13.5)	(13.9)
Third-party net sales	37.6	28.1
Impact of foreign currency translation(1)	(0.2)	(1.1)
Total APAC organic net sales	$37.4	$27.0
(1) The impact from foreign currency translation is calculated by translating current period activity at the weighted average prior period rates.

Critical Accounting Policies

Our critical accounting policies have not materially changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q, including matters discussed under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are forward-looking statements and include, for example: statements about the potential future impacts of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows (including demand, sales, operating expenses, Adjusted Operating EBITDA, net income (loss), operating cash flows, intangible assets, staffing levels, supply chain, government assistance and compliance with financial covenants), anticipated effects and timing of the proposed merger with Ali Group and divestiture of the Ice Business; future results of operations, financial condition and cash flows (including demand, sales, operating expenses; our ability to meet working capital needs and cash requirements over the next 12 months; our ability to realize savings from reductions in force and other cost saving measures; compliance with the financial covenants under our credit facility; our ability to obtain financial and tax benefits from the CARES Act; expected impact of restructuring and other plans and objectives for future operations; assumptions on which all such projects, plans or objectives are based; and discussions of condition and demand in the global foodservice market and foodservice equipment industry. Certain of these forward-looking statements can be identified by the use of words such as "anticipates," "believes," "intends," "estimates," "targets," "expects," "endeavors," "could," "will," "may," "future," "likely," "on track to deliver," "gaining momentum," "plans," "projects," "assumes," "should" or other similar expressions. Such forward-looking statements involve known and unknown risks and uncertainties, and our actual results could differ materially from future results expressed or implied in these forward-looking statements. The forward-looking statements included in this report are based on the current beliefs and expectations of our management as of the date of this report. These statements are not guarantees or indicators of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those risks, uncertainties and factors described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and in our other filings with the SEC. The ongoing COVID-19 pandemic has amplified many of these risks, uncertainties and factors. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect any future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Important risks, uncertainties and other factors that could affect our future results and could cause actual results to differ materially from those expressed or implied in the forward-looking statements included in this report include, but are not limited to:

•risks related to our proposed merger with Ali Group, including the risk that the remaining conditions for the closing of the transaction are not satisfied, including the risk that regulatory approvals are not obtained or require divestitures in addition to the divestiture of the Ice Business, the risk of litigation relating to the merger, uncertainties as to the timing of the consummation of the merger and the ability of each party to consummate the merger, risks that the proposed transaction disrupts our current plans or operations, our ability to retain and hire key personnel, competitive responses to the proposed merger; unexpected costs, charges or expenses resulting from the merger, and potential adverse reactions or changes to relationships with our customers, suppliers, distributors and other business partners resulting from the announcement or completion of the merger;
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
•the expense, timing and outcome of legal and regulatory proceedings, arbitrations, investigations, tax audits and other regulatory audits, including without limitation those disclosed in Note 11, "Contingencies and Significant Estimates" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. Our market risk exposures have not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2021 was filed.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the risks, uncertainties and cautionary statements described therein, together with the other disclosures in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission. Any such risks and uncertainties, as well as risks and uncertainties not currently known to us or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and operating results.

Risks Relating to Our Business

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Deteriorating global political and economic conditions, including geopolitical risks presented by the current military conflict between Russia and Ukraine, may adversely affect our business and results of operations. Governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. We have limited operations in Russia, which have been adversely affected by the ongoing conflict.

Consequences of this conflict, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts, and the extent of the resulting negative effects on the global economy and our business and results of operations, cannot be predicted. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, additional inflation and supply chain disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filings for Incorporation by Reference
10.1	Purchase Agreement dated March 2, 2022 by and between Welbilt, Inc. and Pentair Commercial Ice LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline Extensible Business Reporting Language ("iXBRL"): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes, tagged as blocks of text and including detailed tags.
Filed herewith
104	Cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (included as Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 10, 2022

Welbilt, Inc.

/s/ Martin D. Agard
Martin D. Agard, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kimberly Perez
Kimberly Perez, Vice President and Chief Accounting Officer
(Principal Accounting Officer)